Form 10KSB/A
period 1995-05-31
OAK TREE MEDICAL SYSTEMS INC
filed 1996-01-29
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                FORM 10-KSB/A-1

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the fiscal year ended May 31, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from _______ to ______.

                         Commission File Number 0-16206


                         OAK TREE MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      02-040167
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

               16504 STONEHAVEN ROAD, MIAMI LAKES, FLORIDA 33014
              (Address of principal executive office and zip code)

       Registrant's telephone number including area code: (305) 822-8889

              Securities registered pursuant to Section 12 (b) of
                                    the Act:  None

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                             Common Stock, $.01 Par Value
                                   (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes:        No:  X

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $2,652,889.

Number of shares of Common Stock, $.01 par value, outstanding as of September 1, 1995: 2,073,857

Market value of voting stock (605,075 shares) held by non-
affiliates as of September 1, 1995:  $4,840,600

Documents incorporated by reference:  None.

                                                      PART IV

Item 13.          Exhibits, Financial Statements and Reports on Form 8-K


(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report. On January 25, 1996, the Company filed a report for the change in independent certified public accountants from Puritz & Weintraub to Simon Krowitz Bolin & Associates, PA, which change was effective on January 24, 1996.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  January 29, 1996                       OAK TREE MEDICAL SYSTEMS, INC.



                                       By:      /s/ Irwin Bosh Stack
                                                Irwin Bosh Stack
                                                Chairman of the Board