Form 10KSB/A
period 1995-05-31
OAK TREE MEDICAL SYSTEMS INC
filed 1996-01-31
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                FORM 10-KSB/A-2

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

                                                      PART II


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         (a) Puritz & Weintraub served as the independent auditors of the Company from May 1993 until January 24, 1996 when they resigned the engagement in consultation with the Company. Puritz & Weintraub's report on the Company's financial statements for the period ended May 31, 1993 and 1994, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change auditors was approved by the Company's Board of Directors. There have been no disagreements with Puritz & Weintraub on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during their engagement.

         (b) Simon Krowitz Bolin & Associates, PA, has been engaged by the Company as of January 24, 1996 as its principal independent auditors.

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