Form 10-Q
period 1996-02-29
OAK TREE MEDICAL SYSTEMS INC
filed 1996-04-15
CIK 799426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      FEBRUARY 29, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to __________________


Commission File Number:        0-16206

                         OAK TREE MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                      02-0401674
(State or other jurisdiction                     (IRS employer
 of Incorporation or organization)             Identification No.)

 16504 STONEHAVEN ROAD, MIAMI LAKES, FL               33014
(Address of principal executive offices)            (Zip Code)

                                  (305)822-8889
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  (X)Yes    ( )No


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   (X)Yes         ( )No


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

     2,446,969                $.01 par value as of APRIL 15, 1996

                         OAK TREE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             AS AT FEBRUARY 29, 1996
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash                                               $   30,209
  Patient care receivables, less allowance
    for possible losses                               2,550,610
  Prepaids and others                                   102,521
                                                     ----------
Total current assets                                  2,683,340

Investment in equity securities                       5,000,000
Property and equipment (net)                            255,017
Deposits and other                                       51,340
Accounts receivable - other                              75,500
Excess of cost over fair value of net
  assets acquired less accumulated
  amortization                                        1,311,005
                                                     ----------

Total assets                                         $9,376,202
                                                     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $  601,416
  Note payable                                          260,542
  Current maturities of long-term debt                  303,588
  Income taxes payable                                  665,338
                                                     ----------
Total current liabilities                             1,830,884

Deferred income tax                                      22,662
Long term debt, less current maturities                 149,707
Obligation to issue shares of common stock              190,000
                                                     ----------
Total liabilities                                     2,193,253
                                                     ----------

Stockholders' equity:
  Common stock, $.01 par value,
    25,000,000 shares authorized,
    2,446,969 shares issued and
    outstanding                                          24,470
  Additional paid in capital                          9,438,136
  Retained earnings (deficit)                        (2,279,657)
                                                     ----------
Total stockholders' equity                            7,182,949
                                                     ----------
Total liabilities and stockholders' equity           $9,376,202
                                                     ==========




The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                                FEBRUARY 29, 1996
                                   (UNAUDITED)

                                       FOR THE THREE  FOR THE NINE
                                        MONTHS ENDED  MONTHS ENDED
                                            FEBRUARY 29, 1996
                                       ---------------------------
Revenues:
  Net patient services                  $1,172,237     $3,175,829
                                        ----------     ----------
Expenses:
  Selling, general
   and administrative                      804,532      2,099,147
  Interest                                  30,505         35,505
                                        ----------     ----------

Total expenses                             835,037      2,134,652
                                        ----------     ----------

Income before income taxes                 337,200      1,041,177

Provision for income taxes                 135,243        393,343
                                        ----------     ----------

Net income                              $  201,957     $  647,834
                                        ==========     ==========


Income per common share                       $.08           $.25
                                              ====           ====





The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE AND THREE MONTH PERIODS ENDED
                                FEBRUARY 29, 1996
                                   (UNAUDITED)


                                       FOR THE THREE   FOR THE NINE
                                        MONTHS ENDED   MONTHS ENDED
                                            FEBRUARY 29, 1996
                                       ----------------------------
OPERATING ACTIVITIES:
  Net income                              $201,957       $647,834

  Adjustments to reconcile net
    income to net cash
    used in/provided by
    operating activities:

      Depreciation and amortization         47,250        139,750
      Increase/decrease in patient
        care receivables                  (636,498)      (792,335)
      Increase/decrease in prepaids
         and other assets                 (100,503)      (101,035)
      Increase/decrease in accounts
        payable and accrued expenses        74,069       (757,299)
      Increase/decrease in income
        taxes payable                      126,900        385,000
                                          --------       --------
Net cash used in operating activities     (286,825)      (478,085)
                                          --------       --------

INVESTING ACTIVITIES:
  Acquisition of property and equipment     (9,282)        (9,282)
                                          --------       --------
Net cash used in investing activities       (9,282)        (9,282)
                                          --------       --------

FINANCING ACTIVITIES:
  Principal payments on borrowings        (150,742)      (199,912)
  Increase in borrowings                   270,542        389,292
  Obligations to issue shares of
    common stock                           190,000        190,000
                                          --------       --------
Net cash provided by
  financing activities                     309,800        379,380
                                          --------       --------
Net increase/decrease in cash               13,693       (107,987)

Cash at beginning of period                 16,516        138,196
                                          --------       --------
Cash at end of period                     $ 30,209       $ 30,209
                                          ========       ========


The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                  ADDITIONAL   RETAINED      TOTAL
                  COMMON STOCK     PAID IN     EARNINGS  STOCKHOLDERS'
                 SHARES   AMOUNT   CAPITAL    (DEFICIT)     EQUITY
                 ------   ------  ----------  ---------  -------------

Balance -
  5/31/94      1,248,469 $ 12,485 $7,920,443 $(3,188,448) $4,744,480

Shares issued
in completion
of acquisition
of gold ore
reserves         693,750    6,938     (6,938)                      -

Issuance of
common stock     104,750    1,047    121,866           -     122,913

Net income                                       260,957     260,957
               --------- -------- ---------- -----------  ----------

Balance,
5/31/95        2,046,969 $ 20,470 $8,035,371 $(2,927,491) $5,128,350

Shares issued
in completion
of acquisition
of 1st Coast     400,000    4,000  1,402,765           -   1,406,765

Net income             -        -          -     647,834     647,834
               --------- -------- ---------- -----------  ----------

Balance,
2/29/96        2,446,969 $ 24,470 $9,438,136 $(2,279,657) $7,182,949
               ========= ======== ========== ===========  ==========


The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT FEBRUARY 29, 1996
                                   (UNAUDITED)


NOTE 1 - PRESENTATION OF FINANCIAL STATEMENTS:

The accompanying consolidated financial statements are unaudited for the reported interim period but include all adjustments of a normal and recurring nature which management considers necessary for the fair presentation of results for the three and nine month periods ended February 29, 1996.

Item   2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On May 28, 1993 the company acquired $5,000,000.00 in gold ore reserves. On June 21, 1995 the company exchanged this property for 6,000,000 shares of Accord Futronics, Inc., representing 30% of the common stock of this private gold processing company, which has a certified net worth of $46,000,000. For the three month period ending February 29, 1996 the total assets of the company were $9,376,202, of which its cash position was $30,209.

Current liabilities of the company were $1,830,884 for the three month period ending February 29, 1996.

For the three month period ending February 29, 1996 additional paid in capital increased $1,402,765. This increase resulted from the issuance of 400,000 unregistered shares of common stock the company was obligated for under the terms of the acquisition of the assets of First Coast Physical Medicine Associates, Inc. Accumulated deficits reflected a decrease of $201,957. Shareholder equity increased $1,608,722 for the three months ended February 29, 1996.


The company had revenues of $1,172,237 for the quarter. General and administrative expenses for the three months ended February 29, 1996 were $804,532. The net income for the period was $201,957.
The income per common share was $.08.

LIQUIDITY AND CAPITAL RESOURCES

The company currently has no sources of financing and, although it is exploring funding opportunities, there can be no assurance that it will be successful. The company owns stock in a gold ore processing company and has a royalty arrangement when its formerly owned gold ore reserve is processed, but there is no assurance that this asset will be marketable or that royalties will be derived.

ACQUISITIONS

On January 17, 1995 the company signed an agreement to acquire the assets of First Coast Physical Medicine Associates, Inc., a five office physical therapy practice and the attendant medical practice in Jacksonville, Florida.

NON-RECURRING CHARGES

Results of operations for the quarter ended February 29, 1996 includes non-recurring accounting fees of approximately $25,000 incurred in connection with the acquisition of the assets of First
Coast Physical Medicine Associates, Inc.

SIGNATURES


         Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                OAK TREE MEDICAL SYSTEMS, INC.



         April 14, 1996


                                By:/s/IRWIN BOSH STACK
                                   -----------------------
                                      Chairman/Secretary