Form 10KSB/A
period 1995-05-31
OAK TREE MEDICAL SYSTEMS INC
filed 1996-05-13
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 FORM 10-KSB/A-3

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)
         For the fiscal year ended May 31, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED)
         For the transition period from _______ to ______.

                         Commission File Number 0-16206
                            _________________________

                         OAK TREE MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

    DELAWARE                                                   02-0401674
   (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes:_____   No:__X___

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

Market value of voting stock (605,075 shares) held by non-affiliates as of September 1, 1995: $4,840,600

Documents incorporated by reference:  None.

                                     PART I

ITEM 1.           BUSINESS

         Oak Tree Medical Systems, Inc. ("Oak Tree") was incorporated in Delaware on May 27, 1986. The Company has three subsidiaries: Acorn CORF I, Inc., a Nevada corporation ("Acorn"), which owns and operates four physical therapy clinics and a medical practice located in Jacksonville, Florida, specializing in neurology and physiatry; Riverside CORF, Inc., a Nevada corporation ("Riverside"), a comprehensive outpatient rehabilitation facility in Jacksonville, Florida which operates under a federal license; and Oak Tree Financial Services, Inc., a Florida corporation, which currently has no assets and is not an operating business. Unless otherwise indicated by the text, reference herein to the term "Company" will be deemed a reference to Oak Tree, Acorn and Riverside.

MEDICAL BUSINESS

         In keeping with its objective to pursue opportunities in the medical services industry, the Company has recruited a team of medical entrepreneurs whose career-long contacts can aid in acquiring medical practices representing a variety of synergistic medical disciplines. The Company believes that there are substantial acquisition opportunities in its industry due both to changes in Federal and State legislation which bars physicians from owning entities to which they refer patients, as well as material economic changes resulting from the nation's entry into the managed care era. Physicians, long accustomed to the "fee for service" system which encourages return follow-up visits, are now confronted with the HMO insurance method which pays the physician a single, pre-arranged monthly fee regardless of how many times a patient visits. As more people join managed care networks, the physician's patient base tends to erode unless he is on one or more HMO preferred doctor lists. He remains on that list solely at the discretion of the HMO. These factors, coupled with rising medical malpractice insurance costs and decreasing Medicare payments for the same services, has placed the physician in a financial dilemma. The Company seeks to accommodate the needs of these physicians and is concentrating its efforts in culling from amongst the acquisition candidates those that offer both acceptable margins and stable profitability as well as future growth or expansion potential.

         The Company actively seeks various acquisition opportunities with particular emphasis on primary care physician practices and multi-specialty clinics. It is management's belief that the control of patient flow to the Company's ancillary medical facilities will both contribute to the benefit of the patient's care as well as to corporate profitability.

         The Company is actively engaged in evaluating several specific practices ranging from orthopedic surgery and cancer treatment to additional physical therapy centers and multi-specialty clinics. If any of the transactions it is reviewing are determined to be suitable prospects for the Company, it plans to enter into negotiations for their acquisition. The Company anticipates that any acquisition it pursues will be for a consideration primarily based on an exchange of Company common and/or preferred stock or other securities. In order for it to be successful in any such acquisition, the Company believes it must raise substantial amounts of capital for its proposed acquisitions and operations. No assurance can be given that the Company will find any, or adequate amounts of, capital to enable it to consummate any transactions or expand its business at the levels proposed in its business plan.

RECENT ACQUISITIONS

         1ST COAST PHYSICAL MEDICINE ASSOCIATES, INC.

         On January 17, 1995, the Company acquired certain of the assets of 1st Coast Physical Medicine Associates, Inc. ("1st Coast"), a Jacksonville, Florida based chain of five physical therapy centers and the attendant physiatry and neurology medical practice, through its wholly-owned subsidiary, Acorn. After the acquisition, in March 1995, Acorn closed one clinic office and consolidated the services with other of its facilities in a cost savings measure. Further, in May 1995, Acorn terminated an agreement with an external management company and management of Acorn assumed full responsibility for the operation of the four clinics. As of August 1, 1995, Acorn entered into a modification agreement to the asset acquisition agreement to acquire additional assets of 1st Coast, pursuant to which Acorn acquired the pre-January 17, 1995 accounts receivable currently estimated to be approximately $318,000, net of allowance, and the attendant Medicare provider number. Acorn also assumed responsibility for various liabilities of 1st Coast, including the equipment and real estate leases and long term bank debt of 1st Coast under a loan agreement with American National Bank in Jacksonville, Florida, but, in connection with certain potential liabilities of 1st Coast being assumed by Acorn, including tax liabilities, Dr. Ronald W. Dennie, founder of the clinics and sole shareholder of 1st Coast, has agreed to indemnify Acorn. As of August 1, 1995, the date of the agreement by which the Company assumed the aforementioned liabilities, the assumed liabilities aggregated approximately $343,186, plus future maturities of operating and capital leases. As part of the acquisition, Acorn entered into a three year employment agreement with Dr. Dennie pursuant to which he will be paid $370,000 per annum, plus stock options and bonuses to be determined by the board of directors of the Company depending on his personal productivity levels. In addition, Dr. Dennie will be issued additional shares of Common Stock on the 36th and 48th month anniversaries of the consummation of the acquisition at the then current trading values of the Common Stock and the pre-tax earnings generated by the combined Acorn and CORF operations of the Company, which based on the pre-tax earnings as of May 31, 1995, would require the Company to issue approximately 145,000 additional shares of Common Stock valued at $444,565. Because this formula is based on future values of the Common Stock and future earnings, the Company's obligation is not calculable at this time. The adjusted purchase price of all the assets acquired on January 17, 1995 was 400,000 shares of Common Stock, which shares are restricted securities of the Company valued at $962,000. In the event the fair market value of the 400,000 shares of Common Stock is less than $1,000,000 within 30 days of January 16, 1997, the Company has agreed to issue additional shares of Common Stock for the amount of the shortfall.

         CORF LICENSES

         CORF licenses permit the licensed entity to provide specific comprehensive rehabilitative services on an outpatient basis for Medicare patients and seek reimbursement on the basis of reasonable cost. A CORF licensee may provide services ranging from physical therapy to occupational therapy, speech therapy, social and psychological services as well as nursing care, respiratory therapy and home health services. Licenses in Florida are granted by the United States Department of Health and Human Services (USHHS) in conjunction with the Florida Department of Health and Rehabilitative Services (FHRS). Licenses are granted for specific services for designated segments of the population upon application and after review of compliance with various federal and state statutes and regulations relating to the provision of health care services as well as operations of the facility and various patient care procedural requirements. The application and review process generally takes approximately three months before a health care provider receives the CORF license and may bill for patient care under Medicare. Once issued, a CORF license is a tangible asset of the licensed facility and may be transferred for value to other organizations with DSHHS and FHRS approval and review. Transfer generally requires an application and regulatory review without an on-site inspection and takes approximately four weeks.

         On December 21, 1994 and February 9, 1995, respectively, the Company purchased two separate CORF licenses in consideration of 12,500 shares of Common Stock each. The CORF operations of the Company were certified in March 1995 and June 1995, respectively, and one was permitted to commence operations and billing in late August 1995 for services since March 1995. A new corporation, Riverside, was formed to conduct these operations.

         AURUM MINING/ACCORD FUTRONICS

         On May 28, 1993, the Company acquired 50,000 tons of gold ore reserve from Nevada Minerals Corporation in exchange for the issuance of 1,350,000 shares of common stock. The ore was appraised as having a $5,000,000 value. On June 28, 1994, the Company formed a wholly owned subsidiary, Aurum Mining Corporation ("Aurum"), with the gold ore reserve as its only asset.

         On June 21, 1995, an agreement was signed between the Company and Accord Futronics Corp. ("Accord") of Bethesda, Maryland, whereby 100% of the stock of Aurum Mining was exchanged for 6,000,000 shares of Accord. Accord is to pay the Company a royalty equal to 12.5% of the net production income of the Aurum Mining operations for the productive life of the property.

         The Company has been informed by Accord that additional gold bearing ore is being acquired and that Accord is seeking to consummate an initial public offering before year end 1996. In that event, Accord has requested that some portion of the Company's 6,000,000 shares be registered by Accord in order to be distributed to the Company's shareholders as a liquidating dividend. No assurance can be given by the Company that these events will take place, and there is no contractual obligation on the part of Accord to do so.

         On June 21, in an unrelated event, Accord granted a $100,000, 120 day loan to the Company primarily for CORF start-up costs, which was personally guaranteed by Henry Dubbin, Vice Chairman, with a supplementary guarantee to Mr. Dubbin by Irwin Bosh Stack, Chairman. The Company also granted to Accord an option on June 21, 1995 to purchase up to 50,000 shares of Common Stock, at an exercise price of the lesser of $2.00 per share or 50% of the quoted market price for the shares until June 21, 1997.

EXECUTIVE OFFICE

         The executive offices of the Company are located at 16504 Stonehaven Road, Miami Lakes, Florida 33014.

EMPLOYEES

         As of May 31, 1995, Oak Tree had two employees, Messrs. Irwin Bosh Stack and Henry Dubbin. The 37 personnel of Acorn are leased employees and, hence, not direct employees of the Company.The officers of Riverside are Messrs. Irwin Bosh Stack and Henry Dubbin.

ITEM 2.           PROPERTIES

         The Company occupies an office at 16504 Stonehaven Road, Miami Lakes, Florida. The Company currently is not obligated to pay rent. The office is adequate for its current operations; if the Company, however, is successful in implementing its business plan described above, it will have to seek alternative office space. Such space will have to be rented at market rates. At this time the Company is unable to predict the amount of office space it will need and the rent it will have to pay.

         In addition, Acorn rents space for the operation of its clinics at the locations and on the terms listed below. The Company believes these facilities are adequate for the operations of Acorn .


                                                                SQUARE          MONTHLY              EXPIRATION
LOCATION                                                       FOOTAGE            RENT                 OF LEASE
- --------                                                       -------            ----                 --------
9802-8 Baymeadows Road                                          4,160           $5,353.40                 11/30/95
Jacksonville, Florida

9802-13 Baymeadows Road                                         1,375           2,074.53                  11/30/95
Jacksonville, Florida

1014-7A Margaret Street                                         4,135           3,486.33                  01/31/96
Jacksonville, Florida

1950 Miller Street                                              2,200           1,961.66               Month to Month
Orange Park, Florida

1100 S. Ponce De Leon                                           3,100           3,286.00                  10/31/97
St. Augustine, Florida

9770 Old Baymeadows Road                                        1,268           928.41                    06/14/95
Jacksonville, Florida



ITEM 3.           LEGAL PROCEEDINGS

         There are no outstanding law suits pending against the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's common stock. The Company believes that its Common Stock is traded only in the over-the-counter market. The following table sets forth, for the periods indicated, bid and asked prices for the Common Stock in the over-the-counter market based on occasional trading information obtained by the Company from time to time from various sources. The information below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                              BID     ASKED
                                                              ---     -----
Fiscal Year Ended May 31, 1994

         First Quarter                                        1/32    3/32
         Second Quarter                                       1/32    3/32
         Third Quarter                                        1/32    3/32
         Fourth Quarter                                       1/8     15/64

Fiscal Year Ended May 31, 1995

         First Quarter                                        1-3/8   1-7/8
         Second Quarter                                       3-1/4   4
         Third Quarter                                        3-1/8   4
         Fourth Quarter                                       2-1/2   3-1/2

         As of September 1, 1995, there were approximately 130 holders of record of the Company's Common Stock. The Company believes that, in addition, there are in excess of 500 beneficial owners of its Common Stock whose shares are held in "street name." The closing bid and asked prices for the Company's Common Stock on September 1, 1995, was $7.625 and $8.00, respectively.

         The Company has not paid any cash dividends on its Common Stock to date, and the payment of cash dividends in the foreseeable future is not contemplated by the Company. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Commencing on January 17, 1995, the Company acquired the assets and operations in Jacksonville, Florida of five physical therapy clinics and the attendant neurology and physiatry medical practice. In March 1995, the Company elected to close one clinic office and accommodate patients at other locations. The closing of the one clinic was accomplished with no significant expense to the Company. Further, the Company purchased two CORF licenses (comprehensive outpatient rehabilitation facility) one of which was cleared in August 1995 to bill for services rendered since March 1, 1995.

         Because the Company was engaged in searching for and investigating acquisition candidates and conducted no health care services or other business operations prior to its acquisitions of 1st Coast in January 1995 the comparison of the fiscal years ended May 31, 1994 and 1995 is not meaningful.

         The Company believes that the current financial statements reflect revenues and expenses that will be at comparable levels in the immediate future. The principal cause for any immediate increase in revenues for the fiscal year ending May 31, 1996 will be as a result of the acquisition of two CORF licenses and the clearance for billing of patient care provided under them. The Company cannot estimate the extent to which revenues will change during the fiscal year ending May 31, 1996 from the CORF activities or whether there will be any adverse affects as a result of the acquisition of the business by the Company.

         The Company had no revenues during the fiscal year ended May 31, 1994. During that period, the business activities of the Company concentrated on corporate reorganization and the pursuit of acquisitions in the medical business. As a result of the acquisition of 1st Coast in January 1995, the Company had net patient revenues of $2,652,889 for the fiscal year ended May 31, 1995.

         Expenses, including compensation, selling and general and administrative expenses, for the fiscal year ended May 31, 1995 were $2,264,932. Expenses for the fiscal year ended May 31, 1994 were $234,196 which were primarily compensation expenses. The increase from fiscal year May 31, 1994 to May 31, 1995 was due solely to the acquisition of therapy clinics and CORF licenses.

         For the fiscal year May 31, 1994, the Company had a net loss of $234,196 and a net income of $260,957 for the fiscal year ended May 31, 1995. The net income is attributable solely to the acquisition of the therapy clinics and CORF licenses.

         The income or loss per common share for the fiscal years ended May 31, 1994 and 1995 were ($.19) and $.11, respectively.

         Although the Company is actively pursuing other acquisition opportunities and financing, no assurance can be given that the Company will be successful in consummating any of the business opportunities or obtaining any capital to finance acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently funding its capital requirements with operating cash flow and the issuance of equity securities in exchange for assets acquired. These resources have been used during the periods reported upon to acquire 1st Coast and two CORF licenses, and to the extent possible, to cover operating deficits. For the year ended May 31, 1995, cash flow from operations was a negative $167,821.

         The Company believes, but gives no assurance, that the cash flow from the operations of 1st Coast will be sufficient to meet its operating requirements and debt service. The Company currently does not foresee any change in its business or industry that would require it to curtail its operations. In addition, the Company is pursuing additional forms of capital resources, including, but not limited to, equity financing and additional bank financing. The Company plans to use any additional capital it may obtain in its current operations and to pursue additional acquisitions that provide an opportunity to expand its business. No assurances can be given that the Company will be successful in obtaining any capital or that any capital obtained will be sufficient to implement its business plan.

         Because the Company provides services that are paid by third party payors, including insurance companies and Medicare, as is typical in the health care industry, the Company receives payment after the services are rendered and all billing is subject to review and possible adjustment. While waiting for payment from third party payors, the Company is required to fund its expenses from internal, and to the extent available, from external, sources of cash. If the Company is not fully reimbursed for services previously provided, it may experience an adverse impact on its revenues and have to curtail its operations or otherwise alter its business practices, including denying services to patients covered by third party payors that effect adjustments. To date, the Company has not experienced any significant adverse impact on its revenues or operations as a result of third party payor review and payment practices.

         In a transaction consummated in June 1995, the Company exchanged its gold ore asset for 6,000,000 shares of common stock of Accord Futronics Corporation ("Accord"). As part of the exchange agreement, the Company will receive a royalty 12 1/2% of the net mining income from processing of the gold ore which was subject to the exchange. Accord is not currently mining any of such ore and is not currently obligated to pay any amounts to the Company. There is no current effect on the financial condition of the Company as a result of this exchange. Any future impact on the Company from this exchange will be the result of whether Accord either sells or processes such gold ore and becomes obligated to pay the royalty. Such amount cannot be determined at this time.

         The Company acquired 1st Coast for the issuance of 400,000 shares of its Common Stock which had a fair market value of $962,000. In the event the fair market value of these shares of Common Stock is less than $1,000,000 within 30 days of January 16, 1997, the Company has agreed to issue additional shares of Common Stock for the amount of the shortfall. Under the terms of the agreements to acquire 1st Coast, the Company may be obligated to issue additional shares of Common Stock. The additional shares will be issued on the 36th and 48th month anniversaries of the consummation of the acquisition and the number will be based on the then current trading values of the Common Stock and the amount of pretax earnings generated by the business of 1st Coast and its successors in combination with the pre-tax earnings of the CORF operations of the Company. The Company cannot calculate these amounts at this time; however, based on the pre-tax earnings as of May 31, 1995, the Company believes it will have to issue approximately 145,000 additional shares of Common Stock valued at $444,565. Any additional consideration will be included in the financial statements under goodwill and stockholders' equity.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements and information required by Item 8 are included in the Index shown at Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (a) Puritz & Weintraub served as the independent auditors of the Company for the fiscal years ended May 31, 1993 and 1994 and until September 6, 1995. On September 6, 1995, Puritz & Weintraub resigned their engagement upon consultation with the Company because it was determined that the best interest of the Company would be served by retaining BDO Seidman, LLP. The decision to change auditors was approved by the Company's Board of Directors. There were no disagreements between the Company and Puritz & Weintraub on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

         (b) BDO Seidman, LLP ("BDO") served as the independent auditors of the Company for the period September 6, 1995 until January 4, 1996. During its term of engagement, BDO advised the Company of its need to significantly expand its audit of the cost and carrying values of certain gold ore reserve property, which had been acquired by the Company in May 1993 in exchange for a controlling interest in the Company, a portion of which shares were subject to an immediately exercisable option by another shareholder of the Company. Specifically, BDO requested a current, independent appraisal of the gold ore reserve property and documentary evidence of the cost of the property to its prior owner. The Company terminated BDO because, although an appraisal from a qualified, licensed appraiser and other information was provided, the Company was unable to provide the type of and level of appraisal or the documentary evidence demanded by BDO. The gold ore reserve property had been transferred to Accord Futronics Corporation ("Accord") on June 21, 1995 for 6,000,000 shares of its common stock, representing approximately 30% of the outstanding common stock of Accord. Additionally, Accord lent the Company $100,000, which was collateralized and guaranteed by a principal stockholder of the Company. Because BDO was terminated as auditors of the Company, it did not complete certain procedures related to the gold ore reserve property, the result of which could have materially impacted the fairness or reliability of the financial statements for the year ended May 31, 1995 (the period covered by BDO's incomplete engagement) and for the years ended May 31, 1994 and 1993 (with which BDO has no association). The Company has permitted BDO to respond to the inquiries of Simon Krowitz Bolin & Associates, PA concerning the gold ore reserve property. The decision to change auditors was approved by the Company's Board of Directors.

         (c) Since January 4, 1996 Simon Krowitz Bolin & Associates, PA has been engaged by the Company as its principal independent auditors and served as the independent auditors of the Company for the fiscal year ended May 31, 1995.

                                                     PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company and their positions at September 1, 1995 were as follows:

        NAME                AGE  POSITION

        Irwin Bosh Stack    67   Chairman of the Board, Chief Operating Officer
                                 Secretary and Director

        Michael J. Gerber   52   President and Director

        Henry Dubbin        80   Vice Chairman of the Board, Vice President and
                                 Director

         IRWIN BOSH STACK has been the Chairman of the Board, Secretary and a director of the Company since its incorporation in May 1986 and Chief Operating Officer since May 15, 1995. From 1963 to March 1985, Mr. Stack was President of Stack Associates, Inc. marketing consultants to a variety of companies, including hardware and software computer companies. From August 1985 to September 1986, Mr. Stack was also President of Owl Capital Corp., a venture capital company.

         MICHAEL J. GERBER has been  President  and a director of the Company
since   September  1,  1995.  Mr.  Gerber  was  the  president  of  Medical
Development Services, Inc., a subsidiary of Medcorp Consulting and Brokerage Services, Inc. from February 1990 to September 1995. From November 1990 to
September 1993, Mr. Gerber was also Chief Executive Officer of Westchester Healthcare Network. From July 1988 to February 1990, Mr. Gerber was Chief Executive Officer of North Gables Hospital.

         HENRY DUBBIN has been Vice Chairman of the Board, Vice President and a director of the Company since May 1993. Mr. Dubbin currently is the President of Nevada Minerals Corporation, Inc. Corporation. From 1955 to 1992, Mr. Dubbin worked with Canaveral International, Inc., a diversified public company, from which he retired after being Chairman of the Board of the Company.

         Directors are elected by the stockholders at each annual meeting (or in the case of a vacancy, are appointed by the directors then in office) to serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

         During the last fiscal year the Board of Directors held 18 meetings and all directors attended all meetings. The Company does not have standing audit, nomination or compensation committees of the Board of Directors. The Board of Directors is responsible for administering the 1986 Stock Option Plan and 1994 Performance Equity Plan.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("10% stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, during the past fiscal year, the Company is of the belief Messrs. Stack and Dubbin did not file Forms 4 or 5 to report their holdings of Company securities on the grant of options to each of them on January 11, 1995, and Mr. Dubbin did not file a Form 4 to report the sale of securities by Nevada Minerals Corporation, a company wholly-owned by Mr. Dubbin, to FYM, Inc., a company wholly-owned by Mrs. Irene Stack, a holder of greater than 10% of the outstanding Common Stock. In addition, Mrs. Stack did not file a Form 4 on a timely basis to report the acquisition of Common Stock by FYM, Inc.

ITEM 10.          EXECUTIVE COMPENSATION

         The following is a summary of compensation paid to the executive officers of the Company during the last three fiscal years.




========================================================================================================================
                           SUMMARY COMPENSATION TABLE

- ------------------------------------------------------------------------------------------------------------------------
                                                                   ANNUAL
        NAME AND PRINCIPAL POSITION                             COMPENSATION                 LONG TERM COMPENSATION
- ------------------------------------------------------------------------------------------------------------------------

                                                                                                              SECURITIES
                                                                                       RESTRICTED             UNDERLYING
                                                 YEAR              SALARY             STOCK AWARDS              OPTIONS
========================================================================================================================
Irwin Bosh Stack                                  1993              -0-                    -0-                    -0-
Chairman of the Board, Chief                      1994            $85,000                  -0-                    -0-
Operating Officer and Secretary(1)                1995            $35,000                  -0-                  250,000
- ------------------------------------------------------------------------------------------------------------------------
Richard Slavin                                    1993              -0-                    -0-                    -0-
President(2)                                      1994            $100,000                625(3)                  -0-
                                                  1995            $95,000                  -0-                    -0-
- ------------------------------------------------------------------------------------------------------------------------
Henry Dubbin                                      1993              -0-                    -0-                    -0-
Vice Chairman and Vice President(1)               1994            $72,500                  -0-                    -0-
                                                  1995              -0-                    -0-                  250,000
========================================================================================================================

(1) All salaries were accrued during the fiscal year. Salaries accrued in the amounts of $63,500 and 54,372 for the year ended May 31, 1994 were not paid and converted into notes payable to Messrs. Stack and Dubbin, respectively.

(2) Mr. Slavin served as President of the Company from November 1, 1994 to May 1, 1995. The salary earned by Mr. Slavin during his period of employment was $51,458.28. In connection with his employment, Mr. Slavin was issued 60,000 restricted shares of Common Stock which were forfeited when his employment terminated.

(3) Represent shares issued to Mr. Slavin as compensation for serving as an adviser to the Company prior to his being appointed President of the Company.

         Mr. Michael J. Gerber was appointed President of the Company on September 1, 1995. Mr. Gerber's compensation will be 5,000 shares of Common Stock for which he will pay a purchase price of $1.66 per share.

         The following tables set forth the individual option grants during the last fiscal year to the named executive officers and the fiscal year end value of such options.

========================================================================================================================
                        OPTION GRANTS IN LAST FISCAL YEAR
- ------------------------------------------------------------------------------------------------------------------------
                                          NUMBER OF              PERCENT OF
                                          SECURITIES           TOTAL OPTIONS
                                          UNDERLYING             GRANTED TO             EXERCISE              EXPIRATION
               NAME                        OPTIONS               EMPLOYEES                PRICE                  DATE
- ------------------------------------------------------------------------------------------------------------------------
Irwin Bosh Stack                           250,000                  50%                   $2.00          January 1, 1999
- ------------------------------------------------------------------------------------------------------------------------
Henry Dubbin                               250,000                  50%                   $2.00          January 1, 1999
========================================================================================================================

===================================================================================================================================
AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL AND FISCAL YEAR-END OPTIONS/SAR VALUES

- -----------------------------------------------------------------------------------------------------------------------------------
                           SHARES ACQUIRED ON            VALUE        # OF UNEXERCISED OPTIONS/SARS       VALUE OF UNEXERCISED IN-
                                EXERCISE               REALIZED             AT FISCAL YEAR END           THE-MONEY OPTIONS/SARS AT
                                                                                                             FISCAL YEAR END(1)
- -----------------------------------------------------             --------------------------------------
NAME                   EXERCISED      UNEXERCISED                     EXERCISABLE      UNEXERCISABLE
- -----------------------------------------------------------------------------------------------------------------------------------

Irwin Bosh Stack           0               0              $ 0           250,000              0                        $375,000
- -----------------------------------------------------------------------------------------------------------------------------------
Henry Dubbin               0               0              $ 0           250,000              0                        $375,000
===================================================================================================================================

(1) Value is calculated on the basis of the difference between the option exercise price and the average of the bid and asked prices for the Common Stock at May 31, 1995, as quoted on the over-the-counter market, multiplied by the number of shares underlying the option.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with each of Messrs. Stack and Dubbin under which they were to be paid $92,500 and $80,000, respectively, in the 1995 fiscal year. This agreement was modified and Mr. Stack was paid $35,000 for all his services to the Company during the 1995 fiscal year and Mr. Dubbin earned no salary for the 1995 fiscal year. For fiscal year ending May 31, 1996, Messrs. Stack and Dubbin will be paid $100,000 and $87,500, respectively. Each of the agreements expire on June 1998. All compensation payable under these agreements was accrued during the fiscal years ended May 31, 1994 and 1995, and the compensation accrued in the fiscal year ended May 31, 1994 was converted into notes in the amount of $63,500 and $54,375 for Messrs. Stack and Dubbin, respectively.

         On January 11, 1995, the Company granted to each of Messrs. Stack and Dubbin options to acquire 250,000 shares of Common Stock, exercisable at $2.00 per share until January 1, 1999.

         Acorn, a subsidiary of the Company, has entered into an employment agreement with Dr. Dennie in connection with its acquisition of 1st Coast. The agreement is for a period of three years, and Dr. Dennie will be paid $370,000 per year. In addition, he will be granted stock options and paid bonuses determined by the Board of Directors depending on his personal productivity levels.

1986 STOCK OPTION PLAN

         The Company has a stock option plan (the "1986 Plan") which was adopted in 1986, as a means to promote the growth and development of the Company and encourage stock ownership by certain officers and employees and for persons instrumental to the success of the Company, and give them a greater personal interest in the success of the Company. Pursuant to the 1986 Plan 400,000 shares of Common Stock were reserved for issuance upon options granted thereunder. All options subject to the 1986 Plan are intended to qualify as incentive stock options ("Incentive Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options ("Non-qualified Options").

         The 1986 Plan is administered by the Board of Directors of the Company, or a committee appointed by the Board of Directors, which determines among other things, the persons to whom options may be granted under the 1986 Plan, the number of shares subject to each option and the option price. Persons who are directors of the Company are not eligible to receive options under the 1986 Plan. Incentive Options may be granted only to employees of the Company or its subsidiaries, and Non-qualified Options may be granted to any persons, including but not limited to, employees, independent agents, consultants, and attorneys. The exercise price of any option granted to an eligible employee owning more than 10% of the combined voting power of all classes of outstanding stock may not be less than 110% of the fair market value of the shares underlying such option at the date of grant.

         The term of each option and the manner in which it may be exercised is determined by the Board of Directors, or the committee, provided that no option may be exercised more than 10 years after the date of grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the combined voting power of outstanding stock, not more than 5 years after the grant. Unless otherwise determined by the Board of Directors or the committee, no option granted to an employee may be exercised unless the grantee is a regular employee of the Company, or a subsidiary of the Company, and has been so employed for at least one year after the date of grant, except that in the event of death, options may be exercised during a six-month period following such event. The Company may not, in the aggregate, grant Incentive Options that are first exercisable by any optionee during any calendar year (under all such plans of the optionee's employer corporation and its "parent" and "subsidiary" corporations, as those terms are defined in Section 425 of the Code) to the extent that the aggregate fair market value of the underlying stock (determined at the time the option is granted) exceeds $100,000.

         The 1986 Plan contains anti-dilution provisions authorizing appropriate adjustments in certain circumstances. Shares of Common Stock subject to options which expire without being exercised or which are canceled as a result of the cessation of employment are available for future grants. No shares of Common Stock of the Company may be issued to any optionee until the full option price has been paid. Each option not exercised expires 10 years from the date of grant unless a shorter term is otherwise provided. Incentive Options are non-transferrable except in the event of death of the optionee.

         As of September 1, 1995, no options under the 1986 Plan were outstanding.

1994 PERFORMANCE EQUITY PLAN

                  In February 1993, the Company adopted the 1994 Performance Equity Plan ("1994 Plan") covering 600,000 shares of the Company's Common Stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. The 1994 Plan will terminate at such time no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until February 16, 2004. The 1994 Plan is administered by the Board of Directors. To the extent permitted under the provisions of the 1994 Plan, the Stock Options Committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of purchase of awards and administration of the 1994 Plan in order to attract and retain persons instrumental to the success of the Company.

         As of September 1, 1995 no options under the 1994 Plan were outstanding.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth certain information as of September 1, 1995, with respect to (i) those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended May 31, 1995, and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.


                                                               AMOUNT AND NATURE OF                        PERCENT
BENEFICIAL OWNER                                               BENEFICIAL OWNERSHIP                        OF CLASS
- ----------------                                               --------------------                        --------
Irwin Bosh Stack(1)                                                  250,000                                 10.8
P.O. Box 4851
Hialeah, FL  33014

Henry Dubbin(2)                                                      984,391                                 42.4
10155 Collins Avenue, Suite 607
Bar Harbor, FL 33154

Michael J. Gerber(3)                                                  5,000                                  0.2
1544 Plasentia Avenue
Coral Gables, FL 33134

Irene Stack(4)                                                       734,391                                 35.4
P.O. Box 4851
Hialeah, FL  33014

Nevada Minerals Corporation                                          734,391                                 35.4
10155 Collins Avenue, Suite 607
Bar Harbor, FL 33154

All officers and directors as a group                               1,239,391                                48.2
(3 persons)(5)


____________

(1) Includes 250,000 shares of Common Stock subject to currently exercisable options.

(2) Includes 734,391 shares of Common Stock that Mr. Dubbin owns through Nevada Minerals Corporation, a corporation of which he is the majority stockholder and president. Includes 250,000 shares of Common Stock subject to currently exercisable options.

(3) Represents 5,000 shares of Common Stock subject to an agreement to issue such shares in connection with the employment of Mr. Gerber.

(4) Includes 515,625 shares of Common Stock that Mrs. Stack owns through her wholly owned corporation, FYM, Inc.

(5) Includes 500,000 shares of Common Stock subject to currently exercisable options and 734,391 shares of Common Stock held by Nevada Minerals Corporation, Inc.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1993, Nevada Minerals Corporation, Inc. granted Mr. Bosh Stack a transferable option to acquire 515,625 shares of Common Stock that it owned at an aggregate purchase price of $25,000, exercisable until May 28, 1996. Mr. Stack transferred the option to FYM, Inc. which exercised the option on March 27, 1995. FYM, Inc. is a wholly-owned corporation of Mrs. Irene Stack, the wife of Mr. Stack.

         On May 31, 1994, Messrs. Stack and Dubbin converted $63,500 and $54,375, respectively, of their accrued but unpaid salary in 1994 into promissory notes of the Company due May 31, 1995, bearing interest at 10% per annum. The notes and interest were unpaid when due and the holders have agreed to extend the due date to May 31, 1996, and accrued but unpaid interest in the amounts of $6,350 and $5,437.50 have been added to the principal amount due.

         On May 28, 1993, the Company acquired 50,000 tons of gold ore reserve from Nevada Minerals Corporation in exchange for the issuance of 1,350,000 shares of restricted common stock. The ore was appraised as having a $5,000,000 value. On June 28, 1994, the Company formed a wholly owned subsidiary, Aurum, with the gold ore reserve as its only asset.

         On June 21, 1995, an agreement was signed between the Company and Accord whereby 100% of the stock of Aurum was exchanged for 6,000,000 shares of Accord. Accord is to pay the Company a royalty equal to 12.5% of the net production income of the Aurum operations for the productive life of the property.

                                                      PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-KSB.

1.       Financial Statements:                                            Page

         Report of Independent Certified Public Accountants on financial statements for the year ended May 31, 1995........................F-1

         Report of Independent Certified Public Accountants on financial statements for the year ended May 31, 1994........................F-2

         Consolidated Balance Sheet as of May 31, 1995.....................F-3

         Consolidated Statements of Operations for each of the two years ended May 31, 1995 and 1994.......................................F-4

         Consolidated Statements of Stockholders' Equity for each of the two years ended May 31, 1995 and 1994.............................F-5

         Consolidated Statements of Cash Flows for each of the two years ended May 31, 1995 and 1994.......................................F-6

         Summary of Significant Accounting Policies........................F-7

         Notes to Consolidated Financial Statements........................F-9

(b)      Reports on Form 8-K.

         The Company filed Reports on Form 8-K for events on September 6, 1995 and January 4, 1996 reporting certain changes in accountants as follows:

       (a) Puritz & Weintraub served as the independent auditors of the Company for the fiscal years ended May 31, 1993 and 1994 and until September 6, 1995. On September 6, 1995, Puritz & Weintraub resigned their engagement upon consultation with the Company because it was determined that the best interest of the Company would be served by retaining BDO Seidman, LLP. The decision to change auditors was approved by the Company's Board of Directors. There were no disagreements between the Company and Puritz & Weintraub on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

       (b) BDO Seidman, LLP ("BDO") served as the independent auditors of the Company for the period September 6, 1995 until January 4, 1996. During its term of engagement, BDO advised the Company of its need to significantly expand its audit of the cost and carrying values of certain gold ore reserve property, which had been acquired by the Company in May 1993 in exchange for a controlling interest in the Company, a portion of which shares were subject to an immediately exercisable option by another shareholder of the Company. Specifically, BDO requested a current, independent appraisal of the gold ore reserve property and documentary evidence of the cost of the property to its prior owner. The Company terminated BDO because, although an appraisal from a qualified, licensed appraiser and other information was provided, the Company was unable to provide the type of and level of appraisal or the documentary evidence demanded by BDO. The gold ore reserve property had been transferred to Accord Futronics Corporation
            ("Accord") on June 21, 1995 for 6,000,000 shares of its common stock, representing approximately 30% of the outstanding common stock of Accord. Additionally, Accord lent the Company $100,000, which was collateralized and guaranteed by a principal stockholder of the Company. Because BDO was terminated as auditors of the Company, it did not complete certain procedures related to the gold ore reserve property, the result of which could have materially impacted the fairness or reliability of the financial statements for the year ended May 31, 1995 (the period covered by BDO's incomplete engagement) and for the years ended May 31, 1994 and 1993 (with which BDO has no association). The Company has permitted BDO to respond to the inquiries of Simon Krowitz
            Bolin & Associates, PA concerning the gold ore reserve property. The decision to change auditors was approved by the Company's Board of Directors.

        (c) Since January 4, 1996 Simon Krowitz Bolin & Associates, PA has been engaged by the Company as its principal independent auditors and served as the independent auditors of the Company for the fiscal year ended May 31, 1995.

(c) The following documents are filed as exhibits to this Annual Report on Form 10-KSB.

         3.1 Certificate of Incorporation, as amended.Incorporated by reference from Registration Statement on Form S-18 - Commission File No. 33-8166B, August 20, 1986.

         3.2  Amendments to Certificate of Incorporation dated August 1, 1994.*

         3.3 By-Laws. Incorporated by reference from Registration Statement on Form S-18 - Commission File No. 33-8166B, August 20, 1986.

         4.1 Form of Common Stock Certificate. Incorporated by reference from Form 10-KSB for the fiscal year ended May 1994.

         4.2 Option Agreement, dated June 21, 1995, between Registrant and Accord Futronics Corporation.*

         10.1 1986 Incentive Stock Plan. Incorporated by reference from Registration Statement on Form S-18 - Commission File No. 33-8166B, August 20, 1986.

         10.2 Form of 1994 Equity Performance Plan. Incorporated by reference from Information Statement dated July 11, 1994.

         10.3 Form of Employment Agreement with Mr. Irwin Bosh Stack. Incorporated by reference from Form 10-KSB for the Fiscal Year Ended May 31, 1994.

         10.4 Form of Employment Agreement with Mr. Henry Dubbin. Incorporated by reference from Form 10-KSB for the Fiscal Year Ended May 31, 1994.

         10.5 Form of Acquisition Agreement between Registrant and 1st Coast Physical Medicine Associates, Inc. Incorporated by reference from Form 8-K, filed January 1995.

         10.6 Amended Oak Tree Medical Systems, Inc. Extension Agreement for Acquisition by Acorn I, Inc. from 1st Coast Physical Medicine Associates Inc. of 1st Coast Rehabilitation Inc. and 1st Coast Physical Therapy Inc.*

         10.7 Employment Agreement between Registrant and Dr. Ronald W. Dennie.*

         10.8 Form of purchase agreement between Registrant and Cassandra Armstrong and Martha Nugent.*

         10.9 Form of purchase agreement between Registrant and Vladimir Kavchenko.*

         22.1 Subsidiaries:*

              Acorn CORF I, Inc.                             Nevada

              Riverside CORF, Inc.                           Nevada

              Oak Tree Financial Services, Inc.              Florida

          27  Financial Data Schedule (for SEC use only)
          ____________
          * Previously filed.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'

Oak Tree Medical Systems, Inc.
Hialeah, Florida

We have audited the accompanying consolidated balance sheet of Oak Tree Medical Systems Inc. as of May 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Tree Medical Systems, Inc. at May 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                      Simon, Krowitz, Bolin and Associates, P.A.

January 17, 1996
Rockville, Maryland

                          OAK TREE MEDICAL SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                                  MAY 31, 1995

==============================================================================

ASSETS

CURRENT ASSETS
   Cash                                                          $    138,196
   Patient care receivables, less allowance for possible
     losses of $98,000(Note 2)                                      1,758,275
   Prepaids and other                                                  77,518
- ------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                1,973,989

OTHER ASSETS
   Investment in gold ore (Note 4)                                  5,000,000
   Property and equipment, net (Note 3)                               333,735
   Deposits and other                                                  50,808
   Excess of cost over fair value of net assets acquired,
     Less accumulated amortization of $17,220 (Note 1)              1,362,755
- ------------------------------------------------------------------------------

TOTAL ASSETS                                                     $  8,721,287
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $  1,358,715
   Current maturities of long-term debt (Note 5)                      354,533
   Income taxes payable (Note 7)                                      280,338
- ------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                           1,993,586

OTHER LIABILITIES
   Deferred income tax (Note 7)                                        22,662
   Long-term debt, less current maturities (Note 5)                   169,924
   Obligation to issue shares of common stock (Note 1)              1,406,765
- ------------------------------------------------------------------------------

TOTAL LIABILITIES                                                   3,592,937
- ------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY (NOTE 6)
   Common stock, $.01 par value, 25,000,000 shares
     Authorized, 2,046,969 shares issued and outstanding               20,470
   Additional paid-in capital                                       8,035,371
   Deficit                                                         (2,927,491)
- ------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          5,128,350
- ------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  8,721,287
==============================================================================
    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.


                         OAK TREE MEDICAL SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             FOR YEARS ENDED MAY 31,

                                                                  1995           1994
======================================================================================
REVENUE
   Net patient services (Note 2)                           $ 2,652,889     $        0
- --------------------------------------------------------------------------------------

EXPENSES
   Compensation and related benefits (Notes 5 and 8)           797,356        193,125
   Selling, general and administrative                       1,428,976         41,071
   Interest                                                     38,600              0
- --------------------------------------------------------------------------------------

TOTAL EXPENSES                                               2,264,932        234,196
- --------------------------------------------------------------------------------------

   INCOME (LOSS) BEFORE INCOME TAXES                           387,957       (234,196)

   PROVISION FOR INCOME TAXES (NOTE 7)                         127,000              0
- --------------------------------------------------------------------------------------

NET INCOME (LOSS)                                           $  260,957     $ (234,196)
- --------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE                              $      .11     $     (.19)
- --------------------------------------------------------------------------------------

Weighted average number of common and common equivalent
   shares outstanding                                        2,460,000      1,248,469
======================================================================================

    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         OAK TREE MEDICAL SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             FOR YEARS ENDED MAY 31,

==================================================================================================================
                                                                     Additional                          Total
                                           Common Stock                Paid-in                       Stockholders'
                                     Shares           Amount           Capital         Deficit           Equity
- ------------------------------------------------------------------------------------------------------------------
BALANCE, MAY 31, 1993                1,248,469   $      12,485     $   7,920,443    $  (2,954,252)  $   4,978,676

NET LOSS                                     0               0                 0         (234,196)       (234,196)
- ------------------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 1994                1,248,469          12,485         7,920,443       (3,188,448)      4,744,480

SHARES ISSUED IN COMPLETION OF
ACQUISITION OF GOLD ORE                693,750           6,938            (6,938)               0               0
(NOTE 4)

ISSUANCE OF SHARES OF COMMON
STOCK (NOTE 6)                         104,750           1,047           121,866                0         122,913

NET INCOME                                   0               0                 0          260,957         260,957
- ------------------------------------------------------------------------------------------------------------------

BALANCE MAY 31, 1995                 2,046,969   $      20,470     $   8,035,371    $  (2,927,491)  $   5,128,350
==================================================================================================================

    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         OAK TREE MEDICAL SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             FOR YEARS ENDED MAY 31,

                                                                      1995             1994
============================================================================================
OPERATING ACTIVITIES
   Net income (loss)                                          $    260,957     $   (234,196)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization                                  65,451                0
     Bad debt expense                                               98,000                0
     Expenses paid in shares of common stock                        35,038                0
     Change in assets and liabilities, net of effects from
       Purchase of business:
         Increase in patient care receivables                   (1,856,275)               0
         Increase in prepaids and other                            (21,484)               0
         Increase in deposits and other                             (5,670)               0
         Increase in accounts payable and accrued expenses       1,138,162            9,251
         Increase in income tax payable                            280,338                0
         Decrease in deferred income tax                          (153,338)               0
- ------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                             (158,821)        (224,945)
- ------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Cash acquired in purchase of business, including
     collection of purchased receivables                           309,577                0
   Purchase of property and equipment                               (5,966)               0
- ------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                          303,611                0
- ------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Principal payments on borrowings                                (43,547)               0
   Increase in borrowings                                           25,500          229,861
- ------------------------------------------------------------------------------------------------

NET CASH (USED IN ) PROVIDED BY FINANCING ACTIVITIES               (18,047)         229,861
- ------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                               126,743            4,916

CASH - BEGINNING OF YEAR                                            11,453            6,537
- ------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                            $    138,196     $     11,453
================================================================================================

    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         OAK TREE MEDICAL SYSTEMS, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                  MAY 31, 1995

DESCRIPTION                    Oak Tree Medical Systems, Inc. and subsidiary
OF OPERATIONS                  (the Company) is principally engaged in providing
                               medical and physical therapy care to patients under the direction of licensed physicians.
                               Substantially all of the Company's operations are conducted in northeastern Florida. As of May 31, 1995, the Company's investment in gold ore constitutes over 50% of total assets.

PRINCIPLES                     The consolidated financial statements include the
OF CONSOLIDATION               accounts of Oak Tree Medical Systems, Inc. and
                               its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

ACQUISITION                    The acquisition of 1st Coast Physical Medicine
                               Associates, Inc. (1st Coast) has been accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the results of its operations from the date of acquisition. The excess of cost over fair value of net assets acquired is included in the balance sheet as "excess of cost over fair value of net assets acquired." Such amount is being amortized over 20 years on a straight-line basis and is evaluated for potential impairment on an ongoing basis. Potential impairment is checked annually by a comparison of actual operating results against the projected results on which part of the valuation was based. Contingent payments required under the earn-out provision of the acquisition agreement are recorded, when earned, as "excess of cost over fair value of net assets acquired."

PROPERTY                       Property and equipment is recorded
AND EQUIPMENT                  at cost. Depreciation and amortization are
                               computed using the MACRS method over the three to five years estimated lives of the assets.

REVENUE RECOGNITION            Net patient  services  revenue is recorded at the
                               estimated net realizable amounts from patients, third-party payors and others for services rendered. Approximately 54% of 1995 revenues were derived under a Medicare reimbursement program.
                               These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the third-party intermediaries. Settlements based on audit of such amounts, if any, are recorded in the year they become known.

STOCK OPTIONS                  To the extent that options to acquire shares of
                               the Company's common stock are exercisable based upon future events or criteria, the Company will measure and record compensation expense based upon the fair market value of the underlying securities until such time as the events or criteria are met.

                         OAK TREE MEDICAL SYSTEMS, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                  MAY 31, 1995

TAXES ON INCOME                The Company accounts for income taxes pursuant to
                               the provisions of the Financial Accounting
                               Standards Board Statement No. 109, "Accounting for Income Taxes," which requires, among other things, the asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

NET INCOME (LOSS) PER          Net income (loss) per common share is computed
COMMON SHARE                   based on the weighted average number of shares of
                               common stock outstanding each year, including the weighted average effect of the 545,000 shares to be issued in connection with the acquisition of 1st Coast for 1995, after giving effect to stock options and warrants considered to be dilutive common stock equivalents.

STATEMENTS OF CASH             The Company considers short-term investments with
FLOWS                          an original maturity of three months or less to
                               be cash equivalents.

                         OAK TREE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1995

1.   ACQUISITION               On January 1, 1995, the Company purchased all of
                               the assets (Including patient care receivables of $318,487, net of allowances) and assumed certain liabilities of 1st Coast. The consideration for the transaction, as amended subsequent to May 31, 1995, of 400,000 shares of the Company's common stock (valued at $962,000) is included in the accompanying consolidated balance sheet as an obligation to issue shares of common stock.

                               In the event that the fair market value of the 400,000 shares of the Company's common stock issued in connection with the acquisition is less than $1,000,000 within 30 days of January 16, 1997, the Company has agreed to issue additional shares of common stock for the amount of shortfall.

                               The acquisition agreement, as amended, also provides for the Company to pay additional consideration (in shares of common stock) equal to the pre-tax earnings of the acquired business at the annual anniversary date for the subsequent four years, price of the stock will be computed based on the average market price of the previous fifteen days of each anniversary date. As of May 31, 1995, the Company is obligated to issue additional shares of common stock valued at $444,565, approximately 145,000 shares.

                               The excess of cost over fair value of net assets acquired aggregated $1,362,975, including $86,967 of payments on liabilities of the acquired business by the Company subsequent to the date of acquisition.

                               The following table summarizes pro forma consolidated results of operations (unaudited) of the Company and 1st Coast as though the acquisition was made at the beginning of each period presented. The pro forma amounts give effect to appropriate adjustments for amortization of excess of cost over fair value of net assets acquired and depreciation expense.

                               YEAR ENDED MAY 31,                    1995                  1994
                               -----------------------------------------------------------------

                                    Revenues                 $  4,059,981          $  3,037,392

                                    Net income (loss)        $    273,045          $    (76,409)

                                    Net income (loss) per
                                        common share         $        .10          $       (.05)

                         OAK TREE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1995

2. MEDICARE                    Patient care revenues and receivables for 1995
   RECEIVABLES                 includes approximately $1,420,000 due from
                               Medicare for services rendered to patients by the Company's licensed Comprehensive Outpatient
                               Rehabilitation Facilities (CORF) which are subject to approval by Medicare under the cost limitation guidelines. In the opinion of management, any difference between the amounts recorded and final determination by Medicare will not materially affect the consolidated financial statements.

3. PROPERTY AND                Property and equipment consists of the following:
   EQUIPMENT

                               ===================================================================
                               Furniture and fixtures                              $     42,114
                               Office and medical equipment                             246,295
                               Leasehold improvements and signage                        93,557
                               -------------------------------------------------------------------
                                                                                        381,966
                               Less accumulated depreciation and amortization            48,231

                               -------------------------------------------------------------------
                                                                                   $    333,735
                               ===================================================================

4. INVESTMENT IN GOLD          In May 1993, the Company acquired ownership of
   ORE                         50,000 tons of untreated gold ore located in
                               Nevada County, California, in exchange for 1,350,000 shares of common stock (of which 693,750 were later issued in 1995). The seller had previously purchased the gold ore for cash consideration of $5,000,000 and fair market value at May, 1993, exceeded cost. Accordingly, the Company accounted for acquisition of the gold ore at the seller's carryover basis of $5,000,000.
                               Upon consummation of the transaction, the seller held control of approximately 70% of the then outstanding shares of the Company's common stock.

                               The Company's principal operations are in the medical care field and it has not undertaken mining of the gold ore. In June 1995, the Company exchanged its gold ore for 6,000,000 shares of common stock of Accord Futronics Corporation (Accord). Additionally, Accord agreed to lend the Company $100,000 for 120 days at 12% interest per annum, collateralized by 200,000 shares of common stock held by the Company's principal stockholder and guaranteed by the stockholder, and to pay the Company a royalty of 12.5% of net production income from processing the ore. The Company granted to Accord options to acquire 50,000 shares of the Company's common stock, exercisable at the lower of $2 per share or 50% of quoted market price for the shares, for the later of two years or the period ending six months subsequent to the Company registering the options. Following the exchange, the Company held approximately 30% of the outstanding shares of common stock of Accord. No gain or loss was recognized on the exchange.

                         OAK TREE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1995

4. INVESTMENT IN GOLD          The Company does not yet have complete current
   ORE (CONTINUED)             financial information with respect to Accord but
                               believes that the fair market value of Accord's net assets supports the $5,000,000 carrying value of the Company's investment.

5. LONG-TERM DEBT              Long-term debt consists of the following:

                               Bank notes, interest at prime plus 1% (9.75% at
                               May 31, 1995), principal and interest payable
                               monthly through 1999, collateralized by
                               substantially all assets other than gold ore                        $    232,549

                               Unsecured demand notes payable to officers/stockholders,
                               bearing interest at 10%, $193,125 representing 1994 officers'
                               compensation is due May 1996                                             268,238

                               Obligations under capital leases, interest at 16.5% to 18%, principal and interest payable monthly through 1996,
                               collateralized by equipment                                               23,670
                               =================================================================================

                                                                                                        524,457

                               Less current maturities                                                  354,533
                               ---------------------------------------------------------------------------------

                                                                                                   $    169,924
                               =================================================================================

                               Future maturities are as follows:
                                        1996                                                       $    354,533
                                        1997                                                             66,150
                                        1998                                                             56,604
                                        1999                                                             47,170
                               ---------------------------------------------------------------------------------

                                                                                                   $    524,457
                               =================================================================================

6. STOCKHOLDERS'               During the year ended May 31, 1995, the Company
   EQUITY                      issued 25,000 unregistered shares of common stock
                               in exchange for two Comprehensive Outpatient
                               Rehabilitation Facility licenses valued at licenses' estimated fair market value of $40,000 and 25,500 unregistered shares of common stock in prepayment of certain advertising and legal services valued at the services' estimated fair market value of $47,875. Also during the year ended May 31, 1995, the

                         OAK TREE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1995

6. STOCKHOLDERS'               Company issued 54,250 unregistered shares of
   EQUITY                      common stock in payment of services to unrelated
   (CONTINUED)                 parties and recorded expenses of $35,038 to value
                               the services at estimated fair market value. In connection with the acquisition of 1st Coast, the Company granted the seller options to acquire an aggregate of 160,000 shares of the Company's common stock that vest 40,000 shares per year upon the achievement for that year of pretax income in excess of $850,000 by the acquired business as follows:

                               YEAR ENDING MAY 31,              Exercise Price
                               ===============================================
                                        1996                      $    2.50
                                        1997                      $    2.50
                                        1998                      $    3.50
                                        1999                      $    4.50
                               -----------------------------------------------

                               The options expire one year subsequent to vesting or upon the seller no longer being employed by the Company.

                               In May 1995, in connection with a $5,250 loan to the Company, the Company granted a stockholder options to acquire 7,500 shares of common stock exercisable at approximate fair market value of $2.00 per share through April 1, 2000.

                               In June 1993, the Company, in connection with the employment agreements of two executives, granted options to each executive to acquire 250,000 of the Company's common stock exercisable at $.03 per share, increased to approximate fair market value of $2.00 per share in May 1995, through January 1, 1999.

                               The Company's 1986 Stock Option Plan (the Plan) provides for the issuance of both incentive stock options and non-qualified stock options. The Plan is administered by the Board of Directors. The Company has reserved up to 400,000 shares of its common stock for issuance under the Plan to employees, consultants, or others at exercise prices not less than fair market value at the date of grant. No options have been granted under the Plan.

                               In February 1994, the Company adopted the 1994 Performance Equity Plan ("1994 Plan") covering 600,000 shares of common stock pursuant to which officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. No options have been granted under the 1994 Plan.

                         OAK TREE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1996

7. INCOME TAXES                The provision for income taxes is comprised of
                               the following:

                               YEAR ENDED MAY 31, 1995
                               ==================================================================
                               Current:
                                    Federal                                       $    240,338
                                    State                                               40,000
                               ------------------------------------------------------------------

                               Total current income taxes payable                      280,338
                               ------------------------------------------------------------------
                               Deferred:
                                    Federal                                           (131,338)
                                    State                                              (22,000)
                               ------------------------------------------------------------------

                               Total deferred                                         (153,338)
                               ------------------------------------------------------------------

                               Provision for income taxes                         $    127,000
                               ==================================================================

                               The following is a reconciliation of income taxes computed at the 34% statutory rate to the provision for income taxes:

                               YEAR ENDED MAY 31, 1995
                               ==================================================================
                               Tax at statutory rate                              $    132,000
                               State tax, net of federal effect                         13,000
                               Benefit of net operating loss carryforward              (23,000)
                               Other                                                     5,000
                               ------------------------------------------------------------------
                               Provision for income taxes                         $    127,000
                               ==================================================================

                               The Company's deferred income tax liability at May 31, 1995, represents the income tax effect, computed at the statutory rate, of the excess of the Company's basis for accounting purposes in the assets acquired from 1st Coast over the basis for income tax purposes.

                         OAK TREE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1996

7. INCOME TAXES                Deferred taxes are determined based on the
   (CONTINUED)                 estimated future tax effects of differences
                               between the financial reporting and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset
                               (liability) is comprised of the following:

                               ---------------------------------------------------------------------------
                                                                                               1995
                               ---------------------------------------------------------------------------
                               Current deferred tax asset:
                                  Gross assets                                         $    235,714
                                  Gross assets                                                    0
                               ---------------------------------------------------------------------------

                               Net Current deferred tax asset                               235,714
                               ---------------------------------------------------------------------------

                               Noncurrent deferred tax liability:
                                  Gross assets                                                9,822
                                  Gross liabilities                                        (268,198)
                               ---------------------------------------------------------------------------

                               Net noncurrent deferred tax liability                       (258,376)
                               ---------------------------------------------------------------------------

                               Total net deferred tax asset (liability)                $    (22,662)
                               ===========================================================================

                               The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                               ---------------------------------------------------------------------------
                               Accounts Receivable                                     $    110,403
                               Bad debt                                                      36,801
                               Depreciation and amortization                                  6,134
                               Business Purchase                                           (176,000)
                               ---------------------------------------------------------------------------

                               Net Deferred Tax Asset (liability)                      $    (22,662)
                               ===========================================================================

                               As of May 31, 1995, the Company has net operating loss carryforwards of approximately $2,100,000 for income tax purposes which expire through May 31, 2006. As a result of the change in control in ownership of the Company's common stock which occurred in May 1993, utilization of the net operating loss carryforward for years subsequent to May 31, 1995 is limited to approximately $26,000 per year (an aggregate of $277,000 through 2006). Realization of any portion of the Company's deferred tax asset at May 31, 1995 resulting from the net operating loss carryforwards is not considered more likely than not and accordingly, a $105,000 valuation allowance has been established for the full amount of the deferred tax asset.

                         OAK TREE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1995

8.   COMMITMENTS               The Company leases its office facilities and
     AND                       certain equipment under operating leases which
     CONTINGENCIES             expire through 1998. Approximate future annual
                               minimum rental payments under agreements with initial or remaining non-cancelable terms in excess of one year are as follows:

                               ==================================
                                    1996          $    100,000
                                    1997                41,000
                                    1998                15,000
                               ----------------------------------

                                                  $    156,000
                               ==================================

                               Rent expense for the years ended May 31, 1995 and 1994 aggregated approximately $93,000 and $0, respectively.

                               The Company's principal executive officers are employed under the terms of agreements which expire in 1998. As a result of changes in the responsibilities of two officers during the year ended May 31, 1995, their compensation was modified from an aggregate of $172,500 to $35,000 for the year. Compensation expense pursuant to all employment agreements aggregated approximately $230,000 and $193,000 for the years ended May 31, 1995 and 1994, respectively. The agreements provide for aggregate base compensation of approximately $560,000 for the year ending May 31, 1996, escalating approximately $15,000 per year thereafter, plus bonuses based upon revenues and earnings.

                               On September 1, 1995, Medbrook Corporation
                               (Medbrook) filed a lawsuit against 1st Coast asserting: (1) breach of contract for failure to pay amounts due under management service contracts (2) breach of contract by improper termination of those contracts and (3) breach of a non-compete agreement by the physician who was the former sole stockholder of 1st Coast and is the Company's chief medical officer. Commencing April 30, 1994, Medbrook provided management services to certain of 1st Coast's operations under the terms of contracts that provided for Medbrook to receive one-half of the net profits of those operations, which has been expensed in the accompanying financial statements. The contracts with Medbrook were terminated in May, 1995.

                               The Company did not acquire the common stock of 1st Coast and did not assume 1st Coast's liabilities, if any, to Medbrook. Accordingly, in the opinion of management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

                         OAK TREE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1995

9.  SUPPLEMENTAL               On January 17, 1995, the Company purchased all of
    CASH FLOW                  the assets and assumed certain liabilities of 1st
    INFORMATION                Coast. In connection with the acquisition,
                               liabilities were incurred and assumed, as follows:

                              ==================================================

                              Fair value of assets acquired        $  1,448,733
                              Common stock to be issued                (962,000)
                              --------------------------------------------------

                              Liabilities incurred and assumed     $    486,733
                              ==================================================

                               During the year ended May 31, 1995, the Company issued 104,750 shares of unregistered common stock, valued at $122,913 for current and future services and to purchase assets.

                               During the years ended May 31, 1995 and 1994, cash payments for interest were approximately $10,000 and $0, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 1996                          OAK TREE MEDICAL SYSTEMS, INC.

                                            By: /s/  IRWIN BOSH STACK
                                               ---------------------------------
                                               Irwin Bosh Stack,
                                               Chairman of the Board