Form 10QSB/A
period 1995-08-31
OAK TREE MEDICAL SYSTEMS INC
filed 1996-05-13
CIK 799426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB>A1

(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      AUGUST 31, 1995
                              --------------------------------------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from                        to
                              -----------------------    -----------------------

Commission File Number:        0-16206
                       ---------------------------------------------------------

                         OAK TREE MEDICAL SYSTEMS, INC.
- --------------------------------------------------------------------------------
        (Exact name of small busines issuer as specified in its charter)

           DELAWARE                                       02-0401674
- --------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer Identification No.)
 Incorporation or organization)

16504 STONEHAVEN ROAD, MIAMI LAKES, FL                             33014
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(Issuer's telephone number)           (305)822-8889
                           -----------------------------------------------------

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X)Yes ( )No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ( )Yes ( )No

APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         2,460,000                $.01 par value as of JANUARY 31, 1996
- --------------------------------------------------------------------------------

   Transitional Small Business Disclosure Format (Check one): ( )Yes  ( )No

Item   2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On May 28, 1993 the Company acquired $5,000,000.00 in gold ore. On June 21, 1995 the Company exchanged this property for 6,000,000 shares of Accord Futronics, Inc., representing 30% of the common stock of this private gold processing company, which has a certified net worth of $45,000,000. For the three month period ending August 31, 1995 the total assets of the Company increased from $5,024,277 on August 31, 1994 to $8,608,288 in 1995, a 71% increase, of which its cash position was $62,927.

Current liabilities of the Company have increased from $350,598 for the three month period ending August 31, 1994 to $1,692,043 for the same period in 1995, which is a 5-fold increase. Of this amount accounts payable in 1994 of $280,985 increased 3-fold in 1995 to $831,422 and debt increased 9-fold from $69,613 in 1994 to $606,240 in 1995.

For the same comparable period additional paid in capital increased $121,865. Accumulated deficits in 1994 of $3,259,249 as compared with $2,716,980 in 1995 reflected a decrease of $542,269. Shareholder equity in 1994 was $4,673,679 whereas 1995 indicates $5,338,861, for an increase of $665,182.

The Company has had revenues of $1,070,935 in this quarter as compared with no revenues for the same quarter in 1994. General and administrative expenses have increased $665,623 for a 1994 total of $70,801, to $736,424 in 1995 as a result of increased acquisition related activity. The net income for the period was $210,511 as opposed to a loss for the comparable period of $70,801. The income per common share was $.08 as opposed to a loss for the same period of $.04 in 1994.

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

ACQUISITIONS

On January 17, 1995 the Company signed an agreement to acquire the assets of 1st Coast Physical Medicine Associates, Inc., a five office physical therapy practice and the attendant medical practice in Jacksonville, Florida.

The investment in Accord is accounted for under the cost method. Accord is a non-public company with ownership concentrated within a small group of investors (under 10). Although the Company owns more than 20% of the stock of Accord it does not exert any significant influence in the operations of Accord.

No gain or loss was recognized on the exchange of gold ore for Accord stock as the exchange was accounted for under the cost method for the reason stated in the previous paragraph.

Period to period material changes in the financial information relates to the acquisition by the Company of 1st Coast Physical Medicine Associates, Inc. The acquisition greatly increased the financial position of the Company and its operating income and expenses. 1st Coast is a five office physical therapy practice and attending medical practice. The agreement to acquire 1st Coast was signed January 17, 1995, and modified in August, 1995. The August modification changed the method of payment of the purchase price to include stock of the Company.

As a result of the acquisition of 1st Coast Medical Associates, Inc., the Company acquired a business with revenues in excess of $3,000,000 annually and generating annual profits. The Company also acquired as part of the purchase, collectible accounts receivable in excess of $1,000,000.

The acquisition substantially enhanced the Company's financial condition and operations. As a result the Company's liquidity improved substantially.

                          OAK TREE MEDICAL SYSTEMS,INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT AUGUST 31, 1995 AND 1994

                                   (UNAUDITED)

                         OAK TREE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                            AS AT THE DATES INDICATED
                                   (UNAUDITED)

                              ASSETS
                                                              AUGUST 31,
                                                     ---------------------------
                                                         1995            1994
                                                     ----------       ----------
Current assets:
  Cash                                               $   62,927      $   24,277
  Patient care receivables, less
    allowance for possible losses                     1,763,763            --
  Prepaids and other                                     80,018            --
                                                     ----------      ----------
Total current assets                                  1,906,708          24,277

Investments                                           5,000,000       5,000,000
Property and equipment (net)                            304,735            --
Deposits and other                                       51,340            --
Excess of cost over fair value of
  net assets acquired less
  accumulated amortization                            1,345,505            --
                                                     ----------      ----------
Total assets                                         $8,608,288      $5,024,277
                                                     ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $  831,422      $  280,985
  Note payable                                          100,000            --
  Current maturity of long-term debt                    358,283          69,613
  Income taxes payable                                  402,338            --
                                                     ----------      ----------
Total current liabilities                             1,692,043         350,598

Deferred income tax                                      22,662            --
Long-term debt, less current maturities                 147,957            --
Obligations to issue shares of
  common stock                                        1,406,765            --
                                                     ----------      ----------
Total liabilities                                     3,269,427         350,598
                                                     ----------      ----------
Stockholders' equity:
  Common stock, $.01 par value,
    25,000,000 shares authorized,
    2,046,969 shares issued and
    outstanding at August 31, 1995 and
    1,942,219 at August 31, 1994                         20,470          19,422
  Additional paid in capital                          8,035,371       7,913,506
  Retained earnings (deficit)                        (2,716,980)     (3,259,249)
                                                     ----------      ----------
Total stockholders' equity                            5,338,861       4,673,679
                                                     ----------      ----------
Total liabilities and
  stockholders' equity                               $8,608,288      $5,024,277
                                                     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1995 AND 1994
                                   (UNAUDITED)

                                                        1995            1994
                                                     ----------      ----------
Revenues:

  Net patient services                               $1,070,935      $     --
                                                     ----------      ----------

Expenses:

  Selling, general and administrative                   736,424          70,801
  Interest                                                2,000            --
                                                     ----------      ----------

Total expenses                                          738,424          70,801
                                                     ----------      ----------

Income (loss) before income taxes                       332,511         (70,801)

Provision for income taxes                              122,000            --
                                                     ----------      ----------

Net income (loss)                                    $  210,511      ($  70,801)
                                                     ==========      ==========


Income (loss) per common share                             $.08           ($.04)
                                                           ====           =====

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1995 AND 1994
                                   (UNAUDITED)

                                                          1995           1994
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                    $ 210,511      ($ 70,801)

  Adjustments to reconcile net income
   (loss) to net cash used in/provided by
    operating activities:

    Depreciation and amortization                         46,250           --
    Increase/decrease in patient care
      receivables                                         (5,488)          --
    Increase/decrease in prepaid and
      other assets                                        (3,032)          --
    Increase/decrease in accounts payable
      and accrued expenses                              (527,293)        63,625
    Increase/decrease in income taxes
      payable                                            122,000           --
                                                       ---------      ---------

Net cash used in operating activities                   (157,052)        (7,176)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on borrowings                       (26,967)          --
  Increase in borrowings                                 108,750         20,000
                                                       ---------      ---------

Net cash provided by financing activities                 81,783         20,000
                                                       ---------      ---------

Net increase/decrease in cash                            (75,269)        12,824

Cash at beginning of year                                138,196         11,453
                                                       ---------      ---------

Cash at end of period                                  $  62,927      $  24,277
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE PERIODS INDICATED
                                   (UNAUDITED)

                      COMMON STOCK      ADDITIONAL     RETAINED       TOTAL
                  -------------------    PAID IN       EARNINGS   STOCKHOLDERS'
                    SHARES    AMOUNT     CAPITAL       DEFICIT       EQUITY
                  ---------- --------   ----------   ------------ -------------
Balance -
5/31/94           1,248,469  $ 12,485   $7,920,443   ($3,188,448)   $4,744,480

Shares issued
in completion
of acquisition
of gold ore
reserves            693,750     6,938       (6,938)         --            --

Issuance of
shares of
common stock        104,750     1,047      121,866          --         122,913

Net income             --        --           --         260,957       260,957
                 ----------  --------   ----------   -----------    ----------
Balance,
5/31/95           2,046,969    20,470    8,035,371    (2,927,491)    5,128,350

Net income             --        --           --         210,511       210,511
                 ----------  --------   ----------   -----------    ----------
Balance,
8/31/95           2,046,969  $ 20,470   $8,035,371   ($2,716,980)   $5,338,861
                 ==========  ========   ==========   ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AS AT AUGUST 31, 1995 AND 1994
                                   (UNAUDITED)

NOTE 1 - PRESENTATION OF FINANCIAL STATEMENTS:

The accompanying consolidated financial statements are unaudited for the reported interim period but include all adjustments of a normal and recurring nature which management considers necessary for the fair presentation of results for the three month periods ended August 31, 1995 and 1994.

SIGNATURES

         Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OAK TREE MEDICAL SYSTEMS, INC.

         January 26, 1996

                                 By: /s/ IRWIN BOSH STACK
                                    --------------------------------------------
                                         Chairman/Secretary