Form 10QSB/A
period 1995-11-30
OAK TREE MEDICAL SYSTEMS INC
filed 1996-05-13
CIK 799426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB>A1

(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      NOVEMBER 30, 1995
                              --------------------------------------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:        0-16206
                       ---------------------------------------------------------

                   OAK TREE MEDICAL SYSTEMS, INC.
- --------------------------------------------------------------------------------
        (Exact name of small busines issuer as specified in its charter)

     DELAWARE                                       02-0401674
- --------------------------------------------------------------------------------
(State or other jurisdiction of Incorporation       (IRS employer
   or organization)                                   Identification No.)


 16504 STONEHAVEN ROAD, MIAMI LAKES, FL                   33014
- --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

(Issuer's telephone number)               (305)822-8889
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstading of each of the issuer's classes of common equity, as of the latest practicable date:

     2,460,000                $.01 par value as of JANUARY 31, 1996


Transitional Small Business Disclosure Format (Check one):    ( ) Yes    ( ) No

Item   2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On May 28, 1993 the Company acquired $5,000,000.00 in gold ore. On June 21, 1995 the Company exchanged this property for 6,000,000 shares of Accord Futronics, Inc., representing 30% of the common stock of this private gold processing company, which has a certified net worth of $45,000,000. For the three month period ending November 30, 1995 the total assets of the Company increased from $5,099,929 on November 30, 1994 to $8,663,476 in 1995, a 70% increase, of which its cash position was $16,516.

Current liabilities of the Company have increased from $410,306 for the three month period ending November 30, 1994 to $1,533,785 for the same period in 1995, which is a 4-fold increase. Of this amount accounts payable in 1994 of $340,693 increased 2-fold in 1995 to $527,347 and debt increased 9-fold from $69,613 in 1994 to $594,037 in 1995.

For the same comparable period additional paid in capital did not change. Accumulated deficits in 1994 of $3,366,218 as compared with $2,481,614 in 1995 reflected a decrease of $884,604. Shareholder equity in 1994 was $4,689,623 whereas 1995 indicates $5,574,227, for an increase of $884,604.

The Company has had revenues of $932,657 in this quarter as compared with no revenues for the same quarter in 1994. General and administrative expenses have increased $451,222 for a 1994 total of $106,969, to $558,191 in 1995 as a result of increased acquisition related activity. The net income for the period was $235,366 as opposed to a loss for the comparable period of $106,969. The income per common share was $.09 as opposed to a loss for the same period of $.05 in 1994.

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

The acquisition substantially enhanced the Company's financial condition and operations. As a result, the Company's liquidity improved substantially.

                          OAK TREE MEDICAL SYSTEMS,INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS AT NOVEMBER 30, 1995 AND 1994

                                   (UNAUDITED)

                         OAK TREE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                            AS AT THE DATES INDICATED
                                   (UNAUDITED)

                                     ASSETS
                                                        NOVEMBER 30,
                                                  ----------------------
                                                     1995        1994
                                                  ----------  ----------
       Current assets:
         Cash                                     $   16,516  $   12,054
         Patient care receivables, less
           allowance for possible losses           1,914,112           -
         Prepaids and other                           77,518      47,875
                                                  ----------  ----------
       Total current assets                        2,008,146      59,929

       Investments                                 5,000,000   5,000,000
       Property and equipment (net)                  275,735           -
       Deposits and other                             51,340      40,000
       Excess of cost over fair value of
         net assets acquired less
         accumulated amortization                  1,328,255           -
                                                  ----------  ----------
Total assets                                      $8,663,476  $5,099,929
                                                  ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
         Accounts payable and accrued expenses    $  527,347  $  340,693
         Note payable                                100,000           -
         Current maturity of long-term debt          368,000      69,613
         Income taxes payable                        538,438           -
                                                  ----------  ----------
       Total current liabilities                   1,533,785     410,306

       Deferred income tax                            22,662           -
       Long-term debt, less current maturities       126,037           -
       Obligations to issue shares of
         common stock                              1,406,765           -
                                                  ----------  ----------
       Total liabilities                           3,089,249     410,306
                                                  ----------  ----------
       Stockholders' equity:
         Common stock, $.01 par value,
           25,000,000 shares authorized,
           2,046,969 shares issued and
           outstanding                                20,470      20,470
         Additional paid in capital                8,035,371   8,035,371
         Retained earnings (deficit)              (2,481,614) (3,366,218)
                                                  ----------  ----------
       Total stockholders' equity                  5,574,227   4,689,623
                                                  ----------  ----------
       Total liabilities and
         stockholders' equity                     $8,663,476  $5,099,929
                                                  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                                    1995        1994
                                                    ----        ----
       Revenues:

         Net patient services                    $2,003,592   $      -
                                                 ----------   --------

       Expenses:

         Selling, general and administrative      1,294,615    177,770
         Interest                                     5,000          -
                                                 ----------   --------

       Total expenses                             1,299,615    177,770
                                                 ----------   --------
       Income (loss) before income taxes            703,977   (177,770)

       Provision for income taxes                   258,100          -
                                                 ----------   --------

       Net income (loss)                         $  445,877  ($177,770)
                                                 ==========   ========


       Income (loss) per common share                  $.17      ($.09)
                                                       ====      =====

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                                   (UNAUDITED)



                                                     1995      1994
                                                     ----      ----
       Revenues:

         Net patient services                      $932,657  $       -
                                                   --------  ---------

       Expenses:

         Selling, general and administrative        558,191    106,969
         Interest                                     3,000          -
                                                   --------  ---------

       Total expenses                               561,191    106,969
                                                   --------  ---------
       Income (loss) before income taxes            371,466   (106,969)

       Provision for income taxes                   136,100          -
                                                   --------  ---------

       Net income (loss)                           $235,366  ($106,969)
                                                   ========  =========

       Income (loss) per common share                  $.09      ($.05)
                                                       ====      =====

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                                   (UNAUDITED)



                                                       1995        1994
                                                       ----        ----
        CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income (loss)                          $445,877   ($177,770)

        Adjustments to reconcile net income
          (loss) to net cash used in/provided
          by operating activities:

            Depreciation and amortization              92,500           -
            Increase/decrease in patient care
              receivables                            (155,837)          -
            Increase/decrease in prepaid and
              other assets                               (532)          -
            Expenses paid in common shares of
              stock                                         -      35,038
            Increase/decrease in accounts payable
              and accrued expenses                   (831,368)    123,333
            Increase/decrease in income taxes
              payable                                 258,100           -
                                                     --------    --------

        Net cash used in operating activities        (191,260)    (19,399)
                                                     --------    --------

        CASH FLOWS FROM FINANCING ACTIVITIES:

          Principal payments on borrowing             (49,170)          -
          Increase in borrowings                      118,750      20,000
                                                     --------    --------

        Net cash provided by financing activities      69,580      20,000
                                                     --------    --------

        Net increase/decrease in cash                (121,680)        601

        Cash at beginning of year                     138,196      11,453
                                                     --------    --------

        Cash at end of period                        $ 16,516    $ 12,054
                                                     ========    ========

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                                 1995        1994
                                                 ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                            $235,366   ($106,969)

  Adjustments to reconcile net income
    (loss) to net cash used in/provided by
    operating activities:

    Depreciation and amortization                46,250           -
    Increase/decrease in patient care
      receivables                              (150,349)          -
    Increase/decrease in prepaid and
      other assets                                2,500           -
    Expenses paid in common shares of
      stock                                           -      35,038
    Increase/decrease in accounts payable
      and accrued expenses                     (304,075)     59,708
    Increase/decrease in income taxes
      payable                                   136,100           -
                                               --------    --------

Net cash used in operating activities           (34,208)    (12,223)
                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on borrowing               (22,203)          -
  Increase in borrowings                         10,000           -
                                               --------    --------

Net cash used in financing activities           (12,203)          -
                                               --------    --------

Net increase/decrease in cash                   (46,411)    (12,223)

Cash at beginning of period                      62,927      24,277
                                               --------    --------

Cash at end of period                          $ 16,516    $ 12,054
                                               ========    ========

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE PERIOD INDICATED
                                   (UNAUDITED)

                   COMMON STOCK       ADDITIONAL    RETAINED       TOTAL
                 -----------------     PAID IN      EARNINGS    STOCKHOLDERS'
                 SHARES     AMOUNT     CAPITAL      DEFICIT        EQUITY
                 ------     ------    ----------    --------    -------------

Balance -
  5/31/94      1,248,469   $ 12,485   $7,920,443   ($3,188,448)  $4,744,480

Shares issued
in completion
of acquisition
of gold ore
reserves         693,750      6,938       (6,938)           -           -

Issuance of
shares of
common stock     104,750      1,047      121,866            -      122,913

Net income             -         -            -       260,957      260,957
                ---------  --------   ----------    ----------   ----------

Balance,
5/31/95        2,046,969    20,470    8,035,371    (2,927,491)   5,128,350

Net income             -         -            -       445,877      445,877
                ---------  --------   ----------    ----------    ---------
Balance,
11/30/95       2,046,969  $ 20,470   $8,035,371    $2,481,614)  $5,574,227
               =========  ========   ==========    ===========  ==========

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS AT NOVEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

NOTE 1 - PRESENTATION OF FINANCIAL STATEMENTS:

The accompanying consolidated financial statements are unaudited for the reported interim period but include all adjustments of a normal and recurring nature which management considers necessary for the fair presentation of results for the six month periods ended November 30, 1995 and 1994.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OAK TREE MEDICAL SYSTEMS, INC.
January 26, 1996
                                            By: /s/ IRWIN BOSH STACK
                                               ---------------------------------
                                                    Chairman/Secretary