Form 10QSB/A
period 1996-02-29
OAK TREE MEDICAL SYSTEMS INC
filed 1996-05-13
CIK 799426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB>A1

(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      FEBRUARY 29, 1996
                              --------------------------------------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from                        to
                              -----------------------   ------------------------

Commission File Number:        0-16206
                       ---------------------------------------------------------

                         OAK TREE MEDICAL SYSTEMS, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                       02-0401674
- --------------------------------------------------------------------------------
 (State or other jurisdiction                  (IRS employer Identification No.)
of Incorporation or organization)

 16504 STONEHAVEN ROAD, MIAMI LAKES, FL                             33014
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(Issuer's telephone number)                       (305)822-8889
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

   State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

        2,446,969                       $.01 PAR VALUE AS OF APRIL 15, 1996
- --------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one) ( )Yes  ( )No

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

                          OAK TREE MEDICAL SYSTEMS,INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT FEBRUARY 29, 1996

                                   (UNAUDITED)

                         OAK TREE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             AS AT FEBRUARY 29, 1996
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash                                                               $   30,209
  Patient care receivables, less allowance
    for possible losses                                               2,550,610
  Prepaids and others                                                   102,521
                                                                     ----------
Total current assets                                                  2,683,340

Investment in equity securities                                       5,000,000
Property and equipment (net)                                            255,017
Deposits and other                                                       51,340
Accounts receivable - other                                              75,500
Excess of cost over fair value of net
  assets acquired less accumulated
  amortization                                                        1,311,005
                                                                     ----------

Total assets                                                         $9,376,202
                                                                     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $   601,416
  Note payable                                                          260,542
  Current maturities of long-term debt                                  303,588
  Income taxes payable                                                  665,338
                                                                    -----------
Total current liabilities                                             1,830,884

Deferred income tax                                                      22,662
Long term debt, less current maturities                                 149,707
Obligation to issue shares of common stock                              190,000
                                                                    -----------
Total liabilities                                                     2,193,253
                                                                    -----------

Stockholders' equity:
  Common stock, $.01 par value,
    25,000,000 shares authorized,
    2,446,969 shares issued and
    outstanding                                                          24,470
  Additional paid in capital                                          9,438,136
  Retained earnings (deficit)                                        (2,279,657)
                                                                    -----------
Total stockholders' equity                                            7,182,949
                                                                    -----------
Total liabilities and stockholders' equity                          $ 9,376,202
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                                FEBRUARY 29, 1996
                                   (UNAUDITED)

                                                 FOR THE THREE      FOR THE NINE
                                                  MONTHS ENDED      MONTHS ENDED
                                                 -------------      ------------
                                                        FEBRUARY 29, 1996
                                                 -------------------------------
Revenues:
  Net patient services                             $1,172,237         $3,175,829
                                                   ----------         ----------
Expenses:
  Selling, general
   and administrative                                 804,532          2,099,147
  Interest                                             30,505             35,505
                                                   ----------         ----------

Total expenses                                        835,037          2,134,652
                                                   ----------         ----------

Income before income taxes                            337,200          1,041,177

Provision for income taxes                            135,243            393,343
                                                   ----------         ----------

Net income                                         $  201,957         $  647,834
                                                   ==========         ==========


Income per common share                                  $.08               $.25
                                                         ====               ====

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE AND THREE MONTH PERIODS ENDED
                                FEBRUARY 29, 1996
                                   (UNAUDITED)

                                                    FOR THE THREE   FOR THE NINE
                                                     MONTHS ENDED   MONTHS ENDED
                                                    -------------   ------------
                                                         FEBRUARY 29, 1996
                                                    ----------------------------
OPERATING ACTIVITIES:
  Net income                                          $ 201,957       $ 647,834

  Adjustments to reconcile net
    income to net cash
    used in/provided by
    operating activities:

      Depreciation and amortization                      47,250         139,750
      Increase/decrease in patient
        care receivables                               (636,498)       (792,335)
      Increase/decrease in prepaids
         and other assets                              (100,503)       (101,035)
      Increase/decrease in accounts
        payable and accrued expenses                     74,069        (757,299)
      Increase/decrease in income
        taxes payable                                   126,900         385,000
                                                      ---------       ---------
Net cash used in operating activities                  (286,825)       (478,085)
                                                      ---------       ---------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                  (9,282)         (9,282)
                                                      ---------       ---------
Net cash used in investing activities                    (9,282)         (9,282)
                                                      ---------       ---------

FINANCING ACTIVITIES:
  Principal payments on borrowings                     (150,742)       (199,912)
  Increase in borrowings                                270,542         389,292
  Obligations to issue shares of
    common stock                                        190,000         190,000
                                                      ---------       ---------
Net cash provided by
  financing activities                                  309,800         379,380
                                                      ---------       ---------
Net increase/decrease in cash                            13,693        (107,987)

Cash at beginning of period                              16,516         138,196
                                                      ---------       ---------
Cash at end of period                                 $  30,209       $  30,209
                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                       COMMON STOCK         ADDITIONAL    RETAINED        TOTAL
                 ------------------------    PAID IN      EARNINGS    STOCKHOLDERS'
                   SHARES        AMOUNT      CAPITAL      (DEFICIT)      EQUITY
                 ----------     --------    ----------    ---------   -------------
Balance -
  5/31/94         1,248,469     $ 12,485   $7,920,443   $(3,188,448)    $4,744,480

Shares issued
in completion
of acquisition
of gold ore
reserves            693,750        6,938       (6,938)                        --

Issuance of
common stock        104,750        1,047      121,866          --          122,913

Net income                                                  260,957        260,957
                 ----------   ----------   ----------   -----------     ----------

Balance,
5/31/95           2,046,969     $ 20,470   $8,035,371   $(2,927,491)    $5,128,350

Shares issued
in completion
of acquisition
of 1st Coast        400,000        4,000    1,402,765          --        1,406,765

Net income             --           --           --         647,834        647,834
                 ----------   ----------   ----------   -----------     ----------

Balance,
2/29/96           2,446,969     $ 24,470   $9,438,136   $(2,279,657)    $7,182,949
                 ==========   ==========   ==========   ===========     ==========

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

                                OAK TREE MEDICAL SYSTEMS, INC.

      April 14, 1996

                                By: /s/ IRWIN BOSH STACK
                                    --------------------------------------------
                                        Chairman/Secretary