Form 10-Q
period 1996-08-31
OAK TREE MEDICAL SYSTEMS INC
filed 1996-10-21
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from ______________ to _____________

                         Commission file number 0-16206


                         OAK TREE MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in the charter)

      DELAWARE                                            02-0401674
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                         Identification No.)

2 GANNETT DRIVE, SUITE 215
     WHITE PLAINS, NY                                       10604
(Address of principal executive offices)                  (Zip Code)

              (Registrant's telephone number, including area code)
                                 (914) 694-2500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES          NO    X


         Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


Common Stock, $.01 par value                             2,547,921 shares
        Class                                    Outstanding at October 21, 1996

                         OAK TREE MEDICAL SYSTEMS, INC.

                                      INDEX



                                                                           Pages


PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

                      Consolidated Balance Sheets as of August 31, 1996
                         and May 31, 1996

                      Consolidated  Statements of  Operations  for
                         the three  months ended August 31, 1996 and 1995

                      Consolidated Statement of Stockholders' Equity
                         for the three months ended August 31, 1996

                      Consolidated Statements of Cash Flows for the three
                         months ended August 31, 1996 and 1995

                      Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES


                                                                                     OAK TREE MEDICAL SYSTEMS, INC.
                                                                                         Consolidated Balance Sheet
                                                                                                        (UNAUDITED)
                                                                                                               1996

ASSETS                                                                                    August 31,         May 31,

Current Assets
   Cash                                                                                $     106,894  $      292,315
   Patient care receivables, less allowance for possible losses of $1,486,270              3,673,497       3,158,325
   Prepaids and other                                                                         68,621          68,621
------------------------------------------------------------------------------------- --------------- ---------------

Total Current Assets                                                                       3,849,012       3,519,261
------------------------------------------------------------------------------------- --------------- ---------------

Other Assets
   Investment                                                                              5,000,000       5,000,000
   Property and equipment, net                                                               377,001         394,145
   Deposits and other                                                                         18,657          18,657
   CORF licenses                                                                              40,000          40,000
   Excess of cost over fair value of net assets acquired,
     Less accumulated amortization of $90,071                                              1,221,988       1,252,143
------------------------------------------------------------------------------------- --------------- ---------------

Total Other Assets                                                                         6,657,646       6,704,945
------------------------------------------------------------------------------------- --------------- ---------------

TOTAL ASSETS                                                                           $  10,508,757  $   10,224,206
===================================================================================== =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                               $     880,950  $      920,363
   Loan payable - other                                                                      432,858         310,623
   Current maturities of debt                                                                138,429         147,846
   Income taxes payable                                                                            0               0
------------------------------------------------------------------------------------- --------------- ---------------

Total Current Liabilities                                                                  1,452,237       1,378,832
------------------------------------------------------------------------------------- --------------- ---------------

Other Liabilities
   Deferred income tax                                                                       801,575         720,782
   Long-term debt, less current maturities                                                   107,211         128,481
   Obligation to issue shares of common stock                                                349,765         349,765
------------------------------------------------------------------------------------- --------------- ---------------

Total Other Liabilities                                                                    1,258,551       1,199,028
------------------------------------------------------------------------------------- --------------- ---------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 2,529,169 shares issued and outstanding                                      25,292          25,292
   Additional paid-in capital                                                              9,508,549       9,508,549
   Deficit                                                                                (1,735,872)     (1,887,495)
------------------------------------------------------------------------------------- --------------- ---------------

Total Stockholders' Equity                                                                 7,797,969       7,646,346
------------------------------------------------------------------------------------- --------------- ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  10,508,757  $   10,224,206
===================================================================================== =============== ===============
         See accompanying  summary of significant  accounting policies and notes to consolidated financial statements.



                                                                                     OAK TREE MEDICAL SYSTEMS, INC.

                                                                               Consolidated Statement of Operations
                                                                                                        (UNAUDITED)

                                                                              For The Three Months Ended August 31,

                                                                                              1996              1995
REVENUE
   Net patient services                                                              $   1,002,463     $   1,070,935
--------------------------------------------------------------------------------- ----------------- -----------------

EXPENSES
   Salaries, personnel leasing, subcontract labor and related costs                        166,427                 0
   Selling, general and administrative                                                     505,512           690,174
   Interest                                                                                 43,072             2,000
   Depreciation and Amortization                                                            44,640            46,250
--------------------------------------------------------------------------------- ----------------- -----------------

TOTAL EXPENSES                                                                             759,651           738,424
--------------------------------------------------------------------------------- ----------------- -----------------

INCOME FROM CONTINUING OPERATIONS                                                          242,812           332,511
BEFORE PROVISION FOR INCOME TAXES

PROVISION FOR INCOME TAXES                                                                  91,189           122,000
--------------------------------------------------------------------------------- ----------------- -----------------

NET INCOME FROM OPERATIONS                                                                 151,623           210,511
--------------------------------------------------------------------------------- ----------------- -----------------

NET INCOME                                                                           $     151,623     $     210,511
--------------------------------------------------------------------------------- ----------------- -----------------

INCOME PER COMMON SHARE                                                              $         .06    $         .08
--------------------------------------------------------------------------------- ----------------- -----------------

Weighted average number of common and common equivalent
   shares outstanding                                                                    2,679,375         2,598,901
================================================================================= ================= =================

See  accompanying  summary  of  significant  accounting  policies  and  notes to consolidated financial statements.



                                                                                     OAK TREE MEDICAL SYSTEMS, INC.
                                                                                 Statement of Stockholders' Equity
                                                                                                        (UNAUDITED)

                                                                         For The Three Months Ended August 31, 1996


                                                                     Additional                          Total
                                           Common Stock                Paid-in                       Stockholders'
                                     Shares           Amount           Capital         Deficit           Equity
-------------------------------- --------------- ----------------- ---------------- --------------- -----------------

Balance May 31, 1996                 2,529,169   $      25,292     $   9,508,549    $  (1,887,495)  $   7,646,346

Net Income                                 -               -                 -            151,623         151,623
-------------------------------- --------------- ----------------- ---------------- --------------- -----------------

Balance August 31, 1996              2,529,169   $      25,292     $   9,508,549    $  (1,735,872)  $   7,797,969
================================ =============== ================= ================ =============== =================
         See accompanying  summary of significant  accounting policies and notes to consolidated financial statements.



                                                                                     OAK TREE MEDICAL SYSTEMS, INC.

                                                                               Consolidated Statement of Cash Flows
                                                                                                        (UNAUDITED)

                                                                              For The Three Months Ended August 31,



                                                                                              1996              1995
--------------------------------------------------------------------------------- ----------------- -----------------

OPERATING ACTIVITIES

   Net income (loss)                                                                 $     151,623     $     210,511
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization                                                          44,640            46,250
     Change in assets and liabilities:
       (Increase) in patient receivables                                                  (515,172)           (5,488)
       (Increase) in prepaids and other                                                          0            (2,500)
       (Increase) in deposits and other                                                          0              (532) -
       Increase (Decrease) in accounts payable and accrued expenses                        (39,413)         (527,293)
       Increase in income tax payable                                                            0           122,000
       Increase in deferred income tax                                                      80,793                 0
--------------------------------------------------------------------------------- ----------------- -----------------

NET CASH USED IN OPERATING ACTIVITIES                                                     (277,529)         (157,052)
--------------------------------------------------------------------------------- ----------------- -----------------

INVESTING ACTIVITIES
   Increase in leasehold improvements                                                         (313)                0
   Purchase of property and equipment                                                       (9,522)                0
   Decrease in excess of cost over fair value of assets acquired                            10,395                 0
--------------------------------------------------------------------------------- ----------------- -----------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                      560                 0
--------------------------------------------------------------------------------- ----------------- -----------------

FINANCING ACTIVITIES
   Principal payments on borrowings                                                        (30,687)          (26,967)
   Increase in borrowings                                                                  122,235           108,750
--------------------------------------------------------------------------------- ----------------- -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   91,548            81,783
--------------------------------------------------------------------------------- ----------------- -----------------

NET INCREASE (DECREASE) IN CASH                                                           (185,421)          (75,269)

CASH - Beginning of Period                                                                 292,315           138,196
--------------------------------------------------------------------------------- ----------------- -----------------


CASH - End of Period                                                                 $     106,894     $      62,927
================================================================================= ================= =================
         See accompanying  summary of significant  accounting policies and notes to consolidated financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                   Notes to Consolidated Financial Statements
                                 August 31, 1996
                                   (Unaudited)



Summary of Significant Accounting Policies

1. The Accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements and the footnotes thereto contained in the Annual Report on form 10-KSB for the year ended May 31, 1996, of Oak Tree Medical Systems, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The May 31, 1996, balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended August 31, 1996, are not necessarily indicative of the results to be expected for the full year.

                         OAK TREE MEDICAL SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

     The Company is engaged in the business of owning, operating and managing physical therapy clinics, comprehensive outpatient rehabilitation facilities (CORF) and related medical practices. As of August 31, 1996, all of the Company's operations were in the Jacksonville, Florida area. The Company operates its various facilities and practices through its various subsidiaries as required or practical for licensing, operating and managing the various aspects of its business.

     In October 1996, the Company completed its acquisition of three New York City based physical therapy centers, with revenues of approximately $2.5 million in their most recent fiscal year. In addition, this acquisition also included a physical therapy management contract with a Westchester County Community Hospital. The clinics' assets and related management contracts were acquired for $900,000 in cash and stock with an agreed upon value.

Results of Operations

     Three months ended August 31, 1996, compared to three months ended March 31, 1995.

     Total revenue for the three months ended August 31, 1996, was $1,002,463 a decrease of $68,472 compared to total revenue of $1,070,935 during the prior comparable quarter. This reduction in revenue resulted from management's decision to decrease Oak Tree's offsite servicing activities and concentrate on their core physical therapy practices. The quarter ended August 31, 1996, represents the first full quarter of operation in its new and expanded facilities in Jacksonville.

     Total operating expenses and costs during the three months ended August 31, 1996 were $759,651, an increase of $21,227, compared to total operating expenses of $738,424 during the prior comparable quarter. The increase was primarily attributable to increased interest expense, which was $43,072 for the three months ended August 31, 1996, as compared to $2,000 for the prior comparable quarter. Salaries and similar expenses for the 1995 quarter were included in selling, general and administrative expenses for that quarter.

Liquidity and Capital Resources

     The Company has been funding its capital requirements with operating cash flow and by loans against its accounts receivable. The Company pays fees on each advance and interest on the outstanding balance. A portion of the Company's accounts receivable funding was managed by an entity in which a former director and one of the Company's medical personnel have an equity participation. The funding arrangements with this entity have been terminated.

     In September 1996, the Company through one of its subsidiaries, obtained a term loan in the amount of $400,000 from a bank to fund the acquisition of the New York practices. Interest on this loan is at the lender's prime rate plus one percent, to be fully repaid by March 31, 1998. The Company also has with the same bank, a revolving line of credit in the amount of $200,000.

     Also, in September 1996, the Company obtained a loan in the amount of $1,250,000, collateralized by $2,600,000 of its accounts receivable. As a part of the terms of the loan, the Company is obligated to repay the lender $1,912,500 and twenty percent of the receivables collected over the $1,912,500. The lender is responsible for the servicing and collecting of the accounts receivable designated as collateral.

     As of August 31, 1996, the Company had working capital of $2,396,775 compared to working capital of $2,140,429 at May 31, 1996. During the three months, net accounts receivable increased $515,172 over the balance at May 31, 1996. Net cash used in operating activities was $277,529 and $157,052 for the quarters ended August 31, 1996 and 1995 respectively.

     Other than completion of the acquisition of the New York practices the Company has no outstanding commitments for capital expenditures. The Company's primary goal at this time is for the integration of the acquisitions into the Company's corporate structure.

     The Company has entered into a warrant agreement with a consultant of the Company pursuant to which the consultant has been granted warrants to acquire 250,000 shares of common stock. The warrants are exercisable at prices of between $5.00 to $7.00 per share, and are subject to certain anti-dilution provisions and expire in July 1998.

PART II  OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K

   (a)       Reports on Form 8-K

             None.

   (b)       Exhibits

             The following exhibits are filed as part of this report:

   4.1 Term Loan Agreement dated as of September 30, 1996, between First Union National Bank and Oak Tree Medical Management, Inc.

   4.2 Security Agreement dated as of September 30, 1996, between Oak Tree Medical Management, Inc. and First Union National Bank

   4.3 Promissory Note and Promissory Note dated as of September 30, 1996, between Oak Tree Medical Management, Inc. and First Union National Bank

   4.4 Unconditional Guaranty dated as of September 30, 1996, between Oak Tree Medical Management, Inc., Oak Tree Medical Systems, Inc. and First Union National Bank

   4.5 Health Care Receivables Loan and Security Agreement dated as of September 16, 1996, between Oak Tree Receivables, Inc. and Sam Fund I, L.P.

  10.1 Agreement of Sale between Orthopedic & Sports Therapy Services of Queens, L.P., Parkside of Queens, Inc. and Oak Tree Medical Management, Inc.

  10.2 Agreement of Sale between Parkside Physical Therapy Services, P.C. and New Media Practice, P.C.

  10.3 Agreement of Sale between Gary Danziger, PTSR, Inc. and Oak Tree Medical Management, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                     OAK TREE MEDICAL SYSTEMS, INC.



                                     By:  /s/ William Kedersha
                                          --------------------
                                          William Kedersha
                                          Chief Executive Officer


                                     By:  /s/
                                          --------------------

                                          Chief Accounting Officer


Dated:  October 21, 1996