Form 10QSB
period 1996-11-30
OAK TREE MEDICAL SYSTEMS INC
filed 1997-01-21
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB
--------------------------------------------------------------------------------

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission file number 0-16206

--------------------------------------------------------------------------------
                         OAK TREE MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                          02-0401674
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                        Identification No.)

                           2 GANNETT DRIVE, SUITE 215
                          WHITE PLAINS, NEW YORK 10604
                    (Address of principal executive offices)

                                 (914) 694-2500
                (Issuer's telephone number, including area code)

                                   ----------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X       NO
                             -----         -----

     Indicate number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

     Common Stock, $.01 par value                     2,734,383 shares
     ----------------------------                     ----------------
                 Class                         Outstanding at January 6, 1997

Transitional Small Business Disclosure Format (check one):

                          YES          NO    X
                              -----        -----

================================================================================

                         OAK TREE MEDICAL SYSTEMS, INC.

                                      INDEX



                                                                            Page
                                                                            ----


PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                    Consolidated Balance Sheet as of November 30, 1996 and May 31, 1996

                    Consolidated Statement of Income for the three and six months ended November 30, 1996 and 1995

                    Consolidated Statement of Stockholders' Equity for the six months ended November 30, 1996

                    Consolidated Statement of Cash Flows for the six months ended November 30, 1996 and 1995

                    Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

PART II  OTHER INFORMATION

         Item 2.  Changes in Securities

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   (Unaudited)

ASSETS                                                                              November 30,          May 31,
                                                                                       1996               1996

Current Assets
  Cash                                                                              $   661,070        $   292,315
  Patient care receivables, less allowance for doubtful accounts of
    $1,650,000 and $1,486,270 as of November 30, 1996 and
    May 31, 1996, respectively                                                        5,028,691          3,158,325
  Prepaids and other current assets                                                      77,542             68,621
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                  5,767,303          3,519,261

Other Assets
  Investment                                                                          5,000,000          5,000,000
  Property and equipment, net                                                           658,661            394,145
  Other assets                                                                          153,421             58,657
  Excess of cost  over  fair  value of net  assets  acquired,
    Less  accumulated amortization of $107,732 and $90,071
    as of November 30, 1996 and May 31, 1996, respectively                            1,222,150          1,252,143
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $12,801,535        $10,224,206

-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                                             $   760,469        $   920,363
  Notes payable                                                                       1,627,878            310,623
  Current maturities of long-term debt                                                  329,234            147,846
  Deferred income taxes payable                                                         971,575            720,782
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             3,689,156          2,099,614

Other Liabilities
  Long-term debt, less current maturities                                               230,544            128,481
  Obligation to issue shares of common stock                                            349,765            349,765
-------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                     4,269,465          2,577,860
-------------------------------------------------------------------------------------------------------------------


Stockholders' Equity
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 2,583,406 and 2,529,169 shares issued and
    outstanding as of November 30, 1996
    and May 31, 1996, respectively                                                       25,834             25,292
  Additional paid-in capital                                                          9,908,007          9,508,549
  Deficit                                                                            (1,401,771)        (1,887,495)
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                            8,532,070          7,646,346
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $12,801,535        $10,224,206
-------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
                                   (Unaudited)


                                                             For the Three Months                    For the Six Months
                                                             Ended November 30,                      Ended November 30,
                                                          1996                1995                1996                1995

REVENUE
  Net patient services                                   $1,236,682          $  932,657          $2,239,145          $2,003,592
--------------------------------------------------------------------------------------------------------------------------------

EXPENSES
  Selling, general and administrative                       630,687             511,941           1,302,626           1,202,115
  Interest                                                   38,729               3,000              81,801               5,000
  Depreciation and Amortization                              63,165              46,250             107,805              92,500
--------------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                              732,581             561,191           1,492,232           1,299,615
--------------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES                           504,101             371,466             746,913             703,977

PROVISION FOR INCOME TAXES                                  170,000             136,100             261,189             258,100
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                               $  334,101          $  235,366          $  485,724          $  445,877
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                    $.12                $.09                $.18                $.17
--------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common and
  common equivalent shares outstanding                    2,710,526           2,586,440           2,692,347           2,592,308
--------------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                   for the six months ended November 30, 1996
                                   (Unaudited)

                                                                                  Additional                            Total
                                                           Common Stock             Paid-in                         Stockholders'
                                                        Shares       Amount         Capital          Deficit            Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1996                                    2,529,169     $ 25,292       $9,508,549      $ (1,887,495)       $7,646,346

Issuance of shares of common
  stock upon acquisition                                   54,237          542          399,458                 0           400,000

Net Income                                                      0            0                0           485,724           485,724
-----------------------------------------------------------------------------------------------------------------------------------

Balance November 30, 1996                               2,583,406     $ 25,834       $9,908,007      $ (1,401,771)       $8,532,070
-----------------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                            For the Six Months
                                                                                            Ended November 30,
                                                                                    1996                            1995
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net Income                                                                    485,724                        $445,877
     Adjustments to reconcile net income
         to net cash used in operating activities:
         Depreciation and amortization                                             107,805                          92,500
         Reduction of allowance for doubtful accounts                             (500,000)                              0
         Deferred income taxes                                                     261,188                         258,100
         Change in assets and liabilities:
              (Increase) in patient care receivables                              (620,366)                       (155,837)
              (Increase) in prepaids and other current
                  assets                                                            (3,921)                           (532)
              (Increase) in other assets                                           (41,453)                              0
              (Decrease) in accounts payable
                  and accrued expenses                                            (158,518)                       (831,368)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (469,541)                       (191,260)
----------------------------------------------------------------------------------------------------------------------------------
INVESTING  ACTIVITIES
     Payments on acquisition                                                      (455,000)                              0
     Increase in note receivable                                                   (50,000)                              0
     Purchases of property and equipment                                           (92,410)                              0
----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                             (597,410)                              0
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Proceeds of notes payable and long-term debt                                1,772,255                         118,750
     Payments of notes payable and long-term debt                                 (336,549)                        (49,170)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                                                  1,435,706                          69,580
----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                    368,755                       (121,680)
----------------------------------------------------------------------------------------------------------------------------------
CASH - Beginning of Period                                                         292,315                         138,196
----------------------------------------------------------------------------------------------------------------------------------
CASH - End of Period                                                              $661,070                        $ 16,516
----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Interest Expense Paid                                                        $ 87,349                        $  5,000
----------------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.       OPERATIONS

         Oak Tree Medical Systems, Inc., a Delaware corporation, and its subsidiaries (the "Company") operate physical therapy and rehabilitation care clinics and related medical practices in Jacksonville, Florida and New York City.

2.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Oak Tree Medical Systems, Inc. and its wholly-owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity over which the Company exercises significant influence and control. All material intercompany balances and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 1996, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 12, 1996.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of: (a) financial position as of November 30, 1996 and 1995, (b) results of operations for the three months and six months ended November 30, 1996 and 1995, (c) cash flows for the six months ended November 30, 1996 and 1995 and (d) changes in stockholders' equity for the six months ended November 30, 1996, have been made.

         The results for the three months and six months ended November 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 1997.

3.       ACQUISITION

         On October 1, 1996, the Company acquired the operations of three physical therapy care centers and a hospital service contract located primarily in New York City for $900,000, payable: (a) $400,000 in cash, (b) $100,000 by the assumption of a note payable and (c) the issuance of 54,237 shares of common stock to a creditor of the seller. The note payable is due in four installments of $25,000 through May 19, 1997, with interest at 6.07% per annum.

         In connection with the acquisition, the Company incurred expenses of $120,000, including a finder's fee of $90,000 to a company in which the wife of the chief executive officer of the Company is an owner and which was agreed to prior to employment of the chief executive officer by the Company. The finder's fee was paid $25,000 in cash and the balance in a note payable due on January 15, 1998, with interest at 10% per annum.

         The acquisition was recorded on the purchase method and the purchase price and related expenses have been allocated as follows:

              Accounts receivable                                $  750,000
              Equipment                                             261,689
              Supplies                                                5,000
              Deposits                                                3,311
                                                                 ----------
                                                                 $1,020,000
                                                                 ==========

         The consolidated financial statements included the acquired operations as of October 1, 1996.

4.       NOTE PAYABLE

         On September 30, 1996, a subsidiary of the Company entered into a loan agreement with a bank for a term loan of $400,000 and a line of credit of $200,000. The proceeds of the loan were used in connection with the acquisition (Note 3) and is payable in equal monthly installments of $22,222 through March 31, 1998, plus interest at 1% above the prime rate, per annum.

         The term loan and line of credit loans are collateralized by the accounts receivable, fixed assets, etc. of the subsidiary and are guaranteed by Oak Tree Medical Systems, Inc.


5.       SUBSEQUENT EVENT

         On December 11, 1996, the Company acquired certain assets of four physical therapy care centers and a management company located in Long Island, New York for an aggregate purchase price of $650,000 and 132,190 shares of common stock of the Company, of which 126,190 shares are issuable in 18 months. The $650,000 was payable: (a) $250,000 in cash and (b) $400,000 in a note payable due in 32 monthly installments of $14,763, including interest. If a certain market price is not achieved, an additional 34,097 shares will be issued. In addition, if certain performance levels are achieved, contingent cash payments will be required.

         In connection with the acquisition, the Company incurred a finder's fee equal to 10% of the purchase price to a related company (Note 3).

                         OAK TREE MEDICAL SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

The Company is engaged in the business of owning, operating and managing physical therapy clinics, comprehensive outpatient rehabilitation facilities
(CORF) and related rehabilitative medicine practices. As of November 30, 1996, the Company has operations in Jacksonville, Florida and New York City. The Company operates its various facilities and practices through its various subsidiaries as required or practical for licensing, operating and managing the various aspects of its business.

In December 1996, the Company completed its acquisition of four Long Island, New York, based physical therapy centers, located in Brooklyn, Syosset, Lawrence and Rockville Centre. The centers had profits of approximately $450,000 in the most recent fiscal year. The acquisition also included a medical billing company with gross billing of approximately $3 million. The clinic assets and related management contracts were acquired for approximately $1.5 million in stock and cash.

Results of Operations

Six and Three Months Ended November 30, 1996 Compared to the Six and Three Months Ended November 30, 1995

Patient revenues increased by 11.8% to $2,239,145 from $2,003,592 in the six months ended November 30, 1996 (the "Fiscal 1997 Six Month Period") compared with the six months ended November 30, 1995 (the "Fiscal 1996 Six Month Period"). Revenues increased by 32.6% to $1,236,682 from $932,657 in the three months ended November 30, 1996 (the "Fiscal 1997 Quarter") compared with the three months ended November 30, 1995 (the "Fiscal 1996 Quarter"). The increase in revenues was primarily attributable to the acquisition of three New York City clinics, whose results of operations were included with the Company's results for October and November 1996. To a lesser extent, the increase also reflects improved operations and more efficient billings at the Company's North Florida clinics during the Fiscal 1997 Quarter, attributable, in part, to the implementation of new financial controls and accounting systems.

Total expenses were $1,492,232 or 66.6% of revenues for the Fiscal 1997 Six Month Period, compared with expenses of $1,299,615 or 64.9% of revenues for the Fiscal 1996 Six Month Period. Total expenses were $732,581 or 59.2% of revenues for the Fiscal 1997 Quarter, compared with expenses of $561,191 or 60.1% of revenues for the Fiscal 1996 Quarter. Expenses increased as percentage of revenues during the Fiscal 1997 Six Month Period as compared to the Fiscal 1996 Six Month Period as a result of increased depreciation and amortization expenses attributable to the New York City clinics acquired in the Fiscal 1997 Quarter, and increased interest expense associated with substantially increased borrowings and higher interest rates. The increase was offset in part by a percentage reduction in selling, general and administrative expenses, which dropped to 58.2% of revenues in the Fiscal 1997 Six Month Period from 60% of revenues in the Fiscal 1996 Six Month Period. The decline was primarily attributable to a downward adjustment in allowance for doubtful accounts. Expenses decreased as a percentage of revenues for the Fiscal 1997 Quarter as compared to the Fiscal 1996 Quarter, primarily as a result of the adjustment in the allowance for doubtful accounts offset in part by increased depreciation and amortization and higher interest expenses as described above.

As a result of these factors, income from continuing operations increased by 6% to $746,913 in the Fiscal 1997 Six Month Period from $703,977 in the Fiscal 1996 Six Month Period. Income from continuing operations increased by 35.7% to $504,101 in the Fiscal 1997 Quarter from $371,466 in the Fiscal 1996

Quarter. Net income increased by 8.9% to $485,724 in the Fiscal 1997 Six Month Period from $445,877 in the Fiscal 1996 Six Month Period. Net income increased by 41.9% to $334,101 in the Fiscal 1997 Quarter from $235,366 in the Fiscal 1996 Quarter.

Liquidity and Capital Resources

The Company has been funding its capital requirements from operating cash flow, loans against its accounts receivable, the sale of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. A significant portion of the revenues of the Company are for services that are paid by third party payors, including insurance companies and Medicare. As is typical in the health care industry, the Company receives payment after the services are rendered. Such payment is based, in part, on established cost reimbursement principles and is subject to audit and retroactive adjustment. While waiting for payment from third party payors, the Company is required to fund its expenses from internal, and to the extent available, external financing sources.

Because of the often substantial delay between billings and collections, patient care receivables (net of allowances) constitute a substantial portion of the Company's assets, approximately 90% of its current assets at May 31, 1996 and 87% of its current assets at November 30, 1996. The Company has recently implemented electronic billing and installed a new computerized system in order to better track its patient care receivable. The Company expects that this system will provide a more timely and accurate profile of its patient care receivable, including amounts, aging and allowances for doubtful accounts. Net patient care receivable increased by approximately 59%, to $5,028,691 at November 30, 1996 from $3,158,325 at May 31, 1996, primarily as a result of the acquisition of three New York City clinics in October 1996, but also because of the improved patient care receivable system.

In June 1996, the Company was notified that Medicare Part A was reviewing its CORF facility for Medicare Part A service recipients. This review is for all of the CORF claims submitted by the Company from May 6, 1996 forward, and is to verify and assure compliance with all Medicare documentation requirements. This review has caused a slowdown on Medicare Part A claims payments. The Company has submitted a written corrective action plan to Medicare Part A which was accepted in August 1996. The Company has implemented this plan and currently is submitting claims and documentation in accordance with it. The Company anticipates the review being lifted in March 1997. As a consequence of the review, the Company has experienced certain cash-flow difficulties, but these difficulties are expected to be eliminated upon termination of the review.

In September 1996, the Company obtained a term loan in the amount of $400,000 from a bank to fund the acquisition of the Company's New York City clinics. This loan bears interest at the lender's prime rate plus one percent and matures on March 31, 1998. The Company also has a revolving line of credit in the amount of $200,000 with the same bank. Also in September 1996, the Company obtained a loan in the amount of $1,250,000, collateralized by $2,600,000 of its accounts receivable. Under the terms of the loan, the Company is obligated to repay the lender $1,912,500, plus twenty percent of the receivables collected over the $1,912,500. The lender is responsible for the servicing and collecting of the accounts receivable designated as collateral. A $425,000 receivables financing facility of the Company expired in November 1996 and was not renewed.

In January and March 1996, the Company completed the private placement of an aggregate of 82,200 shares of Common Stock at a gross sales price of $439,000. The Company issued 54,237 shares of Common Stock in connection with the acquisition of its New York City clinics in October 1996. In connection with the acquisition of its Long Island, New York clinics in December 1996, the Company issued 6,000 shares of Common Stock, and committed to issue an additional 126,190 shares (increasing to 160,287 shares if the price per share of Common Stock does not equal or exceed $7.00 at any time prior to the eighteen month anniversary of the acquisition).

In January 1995, the Company acquired its 1st Coast subsidiary, which owns and operates the Company's North Florida clinics, through the issuance of 400,000 shares of Common Stock. The acquisition agreement provided that if the fair market value of such shares is less than $1,000,000 within 30 days of January 16, 1997, the Company will issue additional shares of Common Stock valued in the amount of the shortfall. The agreement also obligates the Company to issue to the seller of 1st Coast additional shares of Common Stock based upon the pre-tax earnings of 1st Coast in each of the four years following the acquisition.

Subject to the lifting of the Medicare Part A review discussed above, the Company believes that its cash flow, together with its available borrowing facilities, will be sufficient to fund its operations at their current levels for the foreseeable future. In order to pursue its strategy of growth through acquisitions, and to enhance services at its existing clinic facilities, the Company will require additional sources of capital. The Company continues to explore opportunities to raise private equity capital, although the Company has no current arrangements to do so and there can be no assurance that its efforts to raise private capital will be successful. If the Company is unable to raise additional capital, its future operations and growth strategy may be materially adversely affected.

In June 1995, the Company exchanged gold ore valued at $5,000,000 for 6,000,000 shares of common stock of Accord Futronics Corporation ("Accord"). The gold ore was acquired in May 1993 from one of the Company's principal stockholders in exchange for 1,350,000 shares of Common Stock. The Company has the right to receive a royalty of 12 1/2% of the net mining income from processing of the gold ore transferred to Accord. However, Accord is not currently mining the gold ore, and the Company cannot predict when, if ever, such mining will occur. The book value of the Accord common stock constitutes approximately 39% of the book value of the Company's assets as of November 30, 1996. No current financial information is available for Accord, and, if the Company cannot obtain such information, the Company may write down all or a substantial portion of its investment in Accord. The Company does not anticipate that such a write down would materially adversely affect the Company's medical business or its growth and profitability in the medical business management field.

PART II  OTHER INFORMATION

Item 2.      Changes in Securities

In November 1996, the Company issued 54,237 shares of the Company's common stock as part of its satisfaction of debt in the aggregate amount of $400,000 incurred by the Company in its acquisition of three New York City based physical therapy centers on October 1, 1996. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

Item 6.      Exhibits and Reports on Form 8-K

   (a)       Reports on Form 8-K

             The Company filed a Current Report on Form 8-K, dated October 1, 1996, reporting the acquisition of three New York City based physical therapy centers.

   (b)       Exhibits

             The following exhibits are filed as part of this report:

    10.1 Executive Employment Agreement dated December 3, 1996 between Oak Tree Medical Systems, Inc. and William Kedersha

    10.2 Stock Option Agreement dated December 3, 1996 between Oak Tree Medical Systems, Inc. and Burton Dubbin

    10.3 Public Relations Consulting Letter Agreement dated December 20, 1996 between Oak Tree Medical Systems, Inc. and Gotham City Corporate Relations Group, Inc.

    10.4       Financial Advisor  Consulting Letter Agreement dated December 20,
               1996  between  Oak  Tree  Medical   Systems,   Inc.  and  Anthony
               Palmigiano

    10.5 Letter, dated January 14, 1997, in respect of modification of Agreement of Sale, dated December 11, 1996, between Maple Health, Inc., Northern Professional, Inc., Southern Professional, Inc., Mark A. Gentile, James O'Neill, Robert Einemann and Bernard Posner and Oak Tree Medical Management, Inc.

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

Dated:  January 21, 1997