Form 10QSB
period 1997-02-28
OAK TREE MEDICAL SYSTEMS INC
filed 1997-06-06
CIK 799426

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB
--------------------------------------------------------------------------------

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission file number 0-16206

--------------------------------------------------------------------------------

                         OAK TREE MEDICAL SYSTEMS, INC.

        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                             02-0401674
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

                        163-03 HORACE HARDING EXPRESSWAY
                            FLUSHING, NEW YORK 11365
                    (Address of principal executive offices)

                                 (718) 460-8400
                (Issuer's telephone number, including area code)

                                   ----------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [x]      NO  [ ]

         Indicate number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

        Common Stock, $.01 par value               2,370,981 shares
        ----------------------------               ----------------
                    Class                     Outstanding at May 30, 1997

Transitional Small Business Disclosure Format (check one):

                                YES  [ ]     NO  [x]

                         OAK TREE MEDICAL SYSTEMS, INC.

                                      INDEX

PART I    FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheet as of February 28, 1997 and May 31, 1996

                    Consolidated Statement of Operations for the three and nine months ended February 28, 1997 and February 29, 1996

                    Consolidated Statement of Stockholders' Equity for the nine months ended February 28, 1997

                    Consolidated Statement of Cash Flows for the nine months ended February 28, 1997 and February 29, 1996

                    Notes to Consolidated Financial Statements

          Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations

PART II   OTHER INFORMATION

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                                 February 28,       May 31,
                                                                                          1997             1996

CURRENT ASSETS
  Cash                                                                               $     35,861      $    292,315
  Patient care receivables, less allowance for doubtful accounts of
     $1,150,000 and $1,486,270 as of February 28, 1997 and
     May 31, 1996, respectively                                                         2,498,867         3,158,325
  Notes receivable                                                                        354,989
  Prepaids and other current assets                                                        38,200            68,621
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                    2,927,917         3,519,261

OTHER ASSETS
  Notes receivable                                                                        193,946                 -
  Investment                                                                            5,000,000         5,000,000
  Property and equipment, net                                                             277,040           394,145
  Other assets                                                                             17,392            58,657
  Excess of cost  over  fair  value of net  assets  acquired,
     Less accumulated amortization of $7,000 and $90,071
     as of February 28, 1997 and May 31, 1996, respectively                                78,000         1,252,143
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $  8,494,295      $ 10,224,206

-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                              $    745,346      $    920,363
  Notes payable                                                                           200,000           310,623
  Current maturities of long-term debt                                                    407,168           147,846
  Deferred income taxes payable                                                                 -           720,782
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                               1,352,514         2,099,614

OTHER LIABILITIES
  Notes payable                                                                           125,000
  Long-term debt, less current maturities                                                 144,444           128,481
  Obligation to issue shares of common stock                                               21,429           349,765
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       1,643,387         2,577,860
-------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,25,000,000 shares authorized,
     2,183,406 and 2,529,169 shares issued and outstanding
     as of February 28, 1997 and May 31, 1996, respectively                                21,834            25,292
  Additional paid-in capital                                                            9,212,007         9,508,549
  Deficit                                                                              (2,382,933)       (1,887,495)
-------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                              6,850,908         7,646,346
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  8,494,295      $ 10,224,206
-------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                 For the Three Months            For the Nine Months
                                                         Ended                          Ended
                                              February       February         February         February
                                              28, 1997       29, 1996         28, 1997         29, 1996

REVENUE
  Net patient services                     $   440,297      $ 1,172,237      $ 2,679,442      $ 3,175,829
---------------------------------------------------------------------------------------------------------

EXPENSES
  Selling, general and administrative          774,526          757,282        2,077,152        1,959,397
  Depreciation and amortization                 64,285           47,250          172,090          139,750
---------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                 838,811          804,352        2,249,242        2,099,147
---------------------------------------------------------------------------------------------------------

(LOSS) INCOME FROM CONTINUING
  OPERATIONS                                  (398,514)         367,705          430,200        1,076,682

INTEREST AND OTHER FINANCING COSTS            (233,155)        (314,956)
LOSS ON SALE OF FLORIDA OPERATIONS          (1,321,068)         (30,505)      (1,321,068)         (35,505)
---------------------------------------------------------------------------------------------------------

(LOSS) INCOME BEFORE INCOME
  TAXES                                     (1,952,737)         337,200       (1,205,824)       1,041,177

INCOME TAXES                                  (971,575)         135,243         (710,386)         393,343
---------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                          $  (981,162)     $   201,957      $  (495,438)     $   647,834
---------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME PER COMMON
  SHARE                                    $      (.36)     $       .09      $      (.18)     $       .25
---------------------------------------------------------------------------------------------------------

Weighted average number of common and
  common equivalent shares outstanding       2,733,261        2,324,344        2,748,836        2,580,719
---------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997
                                   (UNAUDITED)

                                                                           Additional                          Total
                                                   Common Stock             Paid-in-                        Stockholders'
                                               Shares         Amount         Capital          Deficit         Equity
-----------------------------------------------------------------------------------------------------------------------

Balance May 31, 1996                         2,529,169      $ 25,292      $ 9,508,549      $(1,887,495)     $ 7,646,346

Issuance of shares upon acquisition             54,237           542          399,458                           400,000

Cancellation of shares upon disposition       (400,000)       (4,000)        (696,000)                         (700,000)

Net (Loss)                                                                                    (495,438)        (495,438)
-----------------------------------------------------------------------------------------------------------------------

Balance February 28, 1997                    2,183,406      $ 21,834      $ 9,212,007      $(2,382,933)     $ 6,850,908
-----------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the Nine Months
                                                                               Ended
                                                                    February 28,   February 29,
                                                                       1997           1996
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net (Loss) Income                                             $  (495,438)     $ 647,834
     Adjustments to reconcile net (loss) income to
         net cash (used) provided by operating activities:
         Depreciation and amortization                                 172,090        139,750
         Loss on sale of Florida operations                          1,321,068
         Deferred income taxes                                        (710,386)       385,000
     Change in assets and liabilities:
         (Increase) in patient care receivables                     (1,406,905)      (792,335)
         (Increase) in prepaids and other current assets                (3,200)      (101,035)
         (Increase) in other assets                                    (14,082)
         (Decrease) in accounts payable and accrued payable           (100,017)      (757,299)
---------------------------------------------------------------------------------------------
NET CASH (USED) BY OPERATING ACTIVITIES                             (1,236,870)      (478,085)
---------------------------------------------------------------------------------------------
INVESTING  ACTIVITIES
     Payments on acquisition                                          (455,000)
     Increase in note receivable                                      (448,935)
     Purchases of property and equipment                               (69,598)        (9,282)
---------------------------------------------------------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                               (973,533)        (9,282)
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from obligations to issue shares of common stock          21,429        190,000
     Proceeds of notes payable and long-term debt                    2,774,735        389,292
     Payments of notes payable and long-term debt                     (842,215)      (199,912)
---------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,953,949        379,380
---------------------------------------------------------------------------------------------

NET (DECREASE) IN CASH                                                (256,454)      (107,987)
---------------------------------------------------------------------------------------------

CASH - Beginning of Period                                             292,315        138,196
---------------------------------------------------------------------------------------------

CASH - End of Period                                               $    35,861      $  30,209
---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Interest Expense Paid                                         $    64,956      $  35,505
---------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       OPERATIONS

         Oak Tree Medical Systems, Inc., a Delaware corporation, and its subsidiaries (the "Company") operate physical therapy and rehabilitation care clinics and related medical practices in the New York metropolitan area.


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

         In the opinion of management, all adjustments necessary for a fair statement of: (a) financial position as of February 28, 1997 and May 31, 1996,
(b) results of operations for the three months and nine months ended February 28, 1997 and February 29, 1996, (c) cash flows for the nine months ended February 28, 1997 and February 29, 1996 and (d) changes in stockholders' equity for the nine months ended February 28, 1997, have been made.

         The results for the three months and nine months ended February 28, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 1997.


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

         In connection with the acquisition, the Company incurred expenses of $120,000, including a finder's fee of $90,000 to a company in which the wife of the former chief executive officer of the Company is an owner and which was agreed to prior to employment of the chief executive officer by the Company. The finder's fee was paid $25,000 in cash and the balance in a note payable due on January 15, 1998, with interest at 10% per annum. As of February 28, 1997, the note has been cancelled, and all obligations to the related company have been waived.

         The acquisition was recorded on the purchase method and the purchase price and related expenses have been allocated as follows:

              Accounts receivable                                 $  750,000
              Equipment                                              261,689
              Supplies                                                 5,000
              Deposits                                                 3,311
                                                                  ----------
                                                                  $1,020,000
                                                                  ----------

         The consolidated financial statements include the acquired operations as of October 1, 1996.


4.       NOTE RECEIVABLE

         On December 11, 1996, the Company acquired certain assets of four physical therapy care centers and a management company located in Long Island, New York for an aggregate purchase price of $650,000 and 132,190 shares of common stock of the Company, of which 126,190 shares were issuable in 18 months. The $650,000 was payable: (a) $250,000 in cash and (b) $400,000 in a note payable due in 32 monthly installments of $14,763, including interest. If a certain market price was not achieved, an additional 34,097 shares would be issued. In addition, if certain performance levels were achieved, contingent cash payments would be required.

         In connection with the acquisition, the Company incurred a finder's fee to a related company (Note 3) equal to 10% of the purchase price. This obligation has been cancelled due to the subsequent rescission of the acquisition (see below).

         On March 19, 1997, the Company rescinded its December 1996 acquisition. The former sellers returned all stock and notes issued to them in the original transaction. In addition, the former sellers will pay the Company $448,935, representing the cash purchase price of the original transaction and the net amount expended by the Company on the Long Island facilities since the original acquisition. Of this amount, $50,000 was paid at the closing, $25,000 was paid on May 5, 1997, and the balance will be paid over eighteen months. The consolidated financial statements of the Company have been prepared as if the rescission of the purchase of the Long Island facilities had occurred on February 28, 1997. The results of operations of the Long Island facilities from December 11, 1996 through February 28, 1997 are not included in the consolidated statement of operations of the Company for the three and nine months ended February 28, 1997.


5.       NOTE PAYABLE

         On September 30, 1996, a subsidiary of the Company entered into a loan agreement with a bank for a term loan of $400,000 and a line of credit of $200,000. The proceeds of the term loan were used to finance the acquisition referred to in Note 3. The term loan is payable in equal monthly installments of $22,222 through March 31, 1998, plus interest at 1% above the prime rate, per annum. All borrowings under the line of credit will become due on September 30, 1997.

         The term loan and line of credit are collateralized by the accounts receivable and fixed assets of the subsidiary and are guaranteed by Oak Tree Medical Systems, Inc.

6.       DISPOSITIONS

         On February 12, 1997, the Company completed the sale of the assets and operations of its clinics in Jacksonville and Orange Park, Florida to MB Data Corporation (the "Purchaser"). The Jacksonville assets were held by the Company's ACORN CORF I, Inc. subsidiary, and the Orange Park assets were held by the Company's Riverside CORF, Inc. subsidiary. The assets included the physical assets located at the clinic facilities, the comprehensive outpatient rehabilitation facility (CORF) license relating to such facilities, the right to use the names formerly used by the Company in conducting business at these facilities and certain accounts receivable. In addition, the Company sold to the Purchaser the outstanding shares of its subsidiary Oak Tree Receivables, Inc., a Florida corporation ("OT Receivables"). OT Receivables holds receivables of the two North Florida clinics sold by the Company, and is a party to a receivables funding facility in the original amount of $1,912,500 (the "Receivables Facility").

         The purchase price for the assets and the shares included $100,000 in cash, a note in the amount of $100,000 and the Purchaser's assumption of $75,000 in accounts payable. In consideration of the consent of the lender under the Receivables Facility to the sale, the Company transferred to the lender the $100,000 cash consideration and pledged to the lender an additional $700,000 in face amount of receivables of the disposed operations. The Company may be entitled to receive a portion of the amounts collected on such receivables, to the extent collections exceed the amount owed to the lender. As a result of the sale, the Company and its affiliates have ceased to have any liability under the Receivables Facility.

         In April 1997, the Company disposed of its physical therapy clinic in St. Augustine, Florida, completing its exit from the North Florida area in order to focus its operations in the Northeast. The sale price for this facility was $25,000 in cash, of which $15,000 was paid at the closing, $5,000 was paid on April 26, 1997 and $5,000 was paid on May 29, 1997.


7.       SALE OF ACCOUNTS RECEIVABLE

         The Company entered into the Receivables Facility referred to in Note 6, whereby approximately $2,613,000 in face amount of accounts receivable were provided as collateral for a $1,912,500 borrowing. Due to uncollectability of many of these accounts, and as a condition of the consent of the lender under the Receivables Facility to the sale of the Company's two North Florida clinics, an additional $700,000 in accounts receivable were transferred to the lender. In the event that the factor collects funds in excess of the original $1,912,500 borrowing, such excess, if any, shall be refunded to the Company, less applicable collection charges.


8.       SALE/LEASEBACK TRANSACTION

         In March 1997, the Company purchased equipment subject to operating leases for a cost of $220,000. This equipment, along with other fixed assets of the Company, was used to enter into sale/leaseback transactions. Terms of these transactions provide for 60 monthly payments of $11,226, including interest.

                         OAK TREE MEDICAL SYSTEMS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged in the business of operating and managing physical medicine and physical therapy clinics. The Company operates four facilities in New York City, including one facility operated under a contract with a hospital.

In December 1996, the Company acquired four Long Island, New York based physical therapy centers. This acquisition was rescinded in March 1997. In February 1997, the Company sold the assets and certain liabilities of two physical therapy facilities and related rehabilitative medicine practices in Jacksonville and Orange Park, Florida, together with a related comprehensive outpatient rehabilitation facility (CORF) license. In connection with the sale of these facilities, the Company also sold a wholly-owned financing subsidiary, effectively terminating its obligations under the Receivables Facility. In April 1997, the Company disposed of its physical therapy clinic in St. Augustine, Florida, completing its exit from the North Florida area in order to focus its operations in the Northeast.

RESULTS OF OPERATIONS

Nine and Three Months Ended February 28, 1997 Compared to Nine and Three Months Ended February 29, 1996

Patient revenues decreased by 15.6% to $2,679,442 from $3,175,829 in the nine months ended February 28, 1997 (the "Fiscal 1997 Nine Month Period") compared with the nine months ended February 29, 1996 (the "Fiscal 1996 Nine Month Period"). Revenues decreased 62.4% to $440,297 from $1,172,237 in the three months ended February 28, 1997 (the "Fiscal 1997 Quarter") compared with the three months ended February 29, 1996 (the "Fiscal 1996 Quarter"). The decrease in revenues was attributable to the disposition in the 1997 Fiscal Quarter of two of the Company's North Florida facilities, as well as a fall off in revenues at these facilities during that quarter, offset in part by revenues from the Company's New York City clinics acquired in October 1996. Revenues from the four Long Island, New York clinics acquired in December 1996 whose purchase was rescinded by the Company subsequent to the end of the Fiscal 1997 Quarter are not included in the Company's revenues for the Fiscal 1997 Nine Month Period or the Fiscal 1997 Quarter.

Total expenses were $2,249,242 or 83.9% of revenues for the Fiscal 1997 Nine Month Period, compared with expenses of $2,099,147 or 66.1% of revenues for the Fiscal 1997 Nine Month Period. Total expenses were $838,811 for the Fiscal 1997 Quarter or 190.5% of revenues for the Fiscal 1997 Quarter, compared with expenses of $804,352 or 68.6% during the 1996 Fiscal Quarter. The increase in expenses is due to operation expenses incurred in the New York City facilities which were acquired by the Company in October 1996. The increase was also attributable to increased legal and accounting expenses during the Fiscal 1997 Quarter. These expenses were primarily due to the transactional activities of the Company during the quarter, the filing of an amended registration statement with the Securities and Exchange Commission (the "SEC") on Form SB-2 for the secondary registration of shares owned by certain selling stockholders and preparation of other reports filed with the SEC. In addition, selling, general and administrative expenses for the Fiscal 1997 Quarter included extensive executive travel between the Company's New York and Florida facilities, primarily in connection with the disposition of the two North Florida facilities, and expenses related to the improvement of the Company's financial controls and accounting system, some of which were previously incurred but were recognized only in the fiscal quarter ended February 28, 1997. Total expenses as a percentage of income increased for both the

Fiscal 1997 Nine Month Period and the Fiscal 1997 Quarter as a result of these factors and the decrease in revenues for these periods.

As a result of these factors, the Company recognized income from continuing operations of $430,200 and a loss of $398,514 for the Fiscal 1997 Nine Month Period and the Fiscal 1997 Quarter, respectively, as compared to income from continuing operations of $1,076,682 and $367,705 for the Fiscal 1996 Nine Month Period and the Fiscal 1996 Quarter, respectively.

The Company recognized interest and other financing expenses of $233,155 and a loss in connection with the sale of two North Florida facilities of $1,321,068. Interest and other financing expenses increased during the Fiscal 1997 Nine Month Period and the Fiscal 1997 Quarter as compared to the comparable periods in fiscal 1996 as a result of increased expenses associated with the Receivables Facility and bank borrowings. The loss on sale and financing expenses contributed to a net loss of $495,438 and $981,162 for the Fiscal Ninth Month Period and the Fiscal 1997 quarter, respectively, compared with net income of $647,834 and $201,957 for the 1996 Fiscal Ninth Month Period and the 1996 Fiscal Quarter, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In the past, the Company has funded its capital requirements from operating cash flow, loans against its accounts receivable, the sale of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During the Fiscal 1997 Quarter, the Company undertook a number of actions to consolidate its geographic focus and revalue certain balance sheet assets to more realistically reflect their value to the Company. Together with other actions undertaken following the close of the 1997 Fiscal Quarter, the Company hopes that these actions will enable it to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.

Following the Company's acquisition of three New York City based physical therapy clinics, together with a hospital contract for the provision of physical therapy services, in October 1996, the Company determined to shift its geographic focus from North Florida to the New York City area. Consistent with this approach, in February 1997, the Company sold substantially all of the assets and assigned certain liabilities of the physical therapy and rehabilitation care centers and related medical practices in Jacksonville, Florida and Orange Park, Florida. The Company also sold all of the shares of Oak Tree Receivables, Inc. ("OT Receivables"), a wholly-owned subsidiary of the Company whose assets consisted of certain of the patient care receivables of the North Florida facilities and the Receivables Facility secured thereby. The purchase price consisted of $200,000 in cash, with $100,000 paid at closing and $100,000 payable in two installments in April and May 1997. In connection with the sale of OT Receivables, the Company pledged as collateral to the lender under the Receivables Facility additional accounts receivable in the amount of $700,000. The Company will be entitled to receive 40% of any collections on the receivables transferred to the lender in excess of the amount owed under the Receivables Facility. In connection with the sale of the two North Florida facilities, the Company terminated the employment agreement with the facilities' medical director, received a return of 400,000 shares of the Company's common stock that had been issued in connection with the acquisition of the Company's North Florida facilities in 1995 and was relieved of its obligation to issue an additional 145,000 shares of common stock incurred in connection with such acquisition. In connection with the sale of the Jacksonville and Orange Park facilities in February 1997, the Company also sold one of its CORF licenses.

A significant portion of the revenues of the Company are for services that are paid by third party payors, including insurance companies and Medicare. As is typical in the health care industry, the Company receives payment after services are rendered. Such payment is based, in part, on established cost reimbursement principles and is subject to audit and retroactive adjustment. While waiting for payment from third party payors, the Company is required to fund its expenses from internal, and to the extent available, external financing sources. The Company continues to hold approximately $1,500,000 of uncollected receivables from the Florida operations. The Company has determined that an allowance of $500,000 with respect to these receivables is sufficient, based upon the Company's assessment of the probability of collection in light of current circumstances.

Continuing the divestiture of its Florida operations, the Company sold its remaining North Florida facility located in St. Augustine, Florida in April 1997. The sale price for this facility was $25,000 in cash, with $15,000 paid at the closing, $5,000 paid on April 26, 1997 and $5,000 paid on May 29, 1997.

In March 1997, the Company rescinded its acquisition of four Long Island, New York based physical therapy centers, together with a related medical billing company. The acquisition of these businesses had been made in December 1996. In unwinding the transaction, the former sellers returned all shares of Company common stock and promissory notes issued to them in connection with the acquisition. In addition, the former sellers agreed to pay the Company $448,935, representing the cash portion of the purchase price in the original transaction and the net amount expended by the Company on the Long Island facilities since the December 1996 acquisition. Of this amount, $50,000 was paid at closing, $25,000 was paid in May 1997 and the balance is payable over eighteen months. The rescission of the Long Island facilities is reflected in the consolidated financial statements as of February 28, 1997. Although the original acquisition of the Long Island clinics was consistent with the Company's strategy of focusing its operations in the New York area, the cash flow from these facilities to the Company was insufficient to support the operations of these facilities by the Company at this time. Assuming the availability of capital and/or suitable financing, the Company intends to explore the possible acquisition of other physical therapy facilities in the New York area.

In April 1997, the Company agreed to issue 300,000 shares of common stock to a private investor at a price of $.67 per share. Proceeds of the sale of the shares, of which approximately $127,000 have been received, have been or will be used for working capital. Also, in April 1997, the Company entered into three agreements for financial consulting services. Under the first of these agreements, the Company has agreed to issue to the consultant 50,000 shares of common stock and options to acquire an additional 200,000 shares at exercise prices of between $2.50 and $4.25. The second agreement provides for the issuance to the consultant of 75,000 shares of common stock and options to acquire an additional 75,000 shares at exercise prices of between $4.50 and $5.00. Under the third agreement, the Company has agreed to issue to the consultant 50,000 shares of common stock and options to acquire an additional 200,000 shares at prices of between $2.00 and $4.75.

In June 1995, the Company exchanged gold ore valued at $5,000,000 for 6,000,000 shares of common stock of Accord Futronics Corporation ("Accord"). The gold ore was acquired in May 1993 from one of the Company's principal stockholders in exchange for 1,350,000 shares of the Company's common stock. The Company has the right to receive a royalty of 12 1/2% of the net mining proceeds from the processing of the gold ore transferred to Accord. The Company previously announced an intention to write-down its investment in Accord as of the end of the Fiscal 1997 Quarter because of the absence of current financial information for Accord and management's inability to otherwise determine the Accord interest. The Company has subsequently received requested financial information for Accord, which is consistent with the carrying value of the Accord interest on the Company's financial statements. The

Company intends to continue to review the valuation of the Accord interest for financial reporting purposes and to pursue possibilities of realizing value on the Accord interest, although there can be no assurance that it will be successful in doing so.

PART II      OTHER INFORMATION


ITEM 5.      OTHER INFORMATION

             Effective April 16, 1997, the Company announced the election of Henry Dubbin as President, Gary Danziger as Chief Operating Officer and Vice President, Fred Singer as a Director and Burton Dubbin, the son of Henry Dubbin, as Vice President of the Company. Additionally the Company accepted the resignation of Michael Gerber as President and as a member of the Board of Directors. In March 1997, William Kedersha resigned as a Director, and in April 1997, Mr. Kedersha resigned as Chief Executive Officer of the Company.

             The firm of Simon Krowitz Bolin & Associates, P.A., resigned as the Company's auditor on April 29, 1997. Reference is made to the Company's Current Report on Form 8-K, dated May 6, 1997. Effective June 6, 1997, the Company appointed the accounting firm of Most Horowitz & Company, LLP, as independent accountants for the Company.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

   (A)       REPORTS ON FORM 8-K

             In a Current Report on Form 8-K, dated December 11, 1996, the Company disclosed the acquisition of four Long Island, New York, based physical therapy centers and one medical billing company. This acquisition was subsequently rescinded on March 19, 1997.

             In a Current Report on Form 8-K, dated February 12, 1997, the Company disclosed (i) the disposition of its clinics in Jacksonville and Orange Park, Florida and the outstanding shares of its subsidiary Oak Tree Receivables, Inc. and (ii) the intention to write-down its investment in Accord Futronics, Inc.

   (B)       EXHIBITS

             Exhibit 27.  Financial Data Schedule.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     OAK TREE MEDICAL SYSTEMS, INC.

                                     By:/s/Henry Dubbin
                                     ------------------
                                     Henry Dubbin
                                     President

Dated:  June 6, 1997