Form 10KSB
period 1997-05-31
OAK TREE MEDICAL SYSTEMS INC
filed 1998-02-02
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended May 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ________ to ________.

                         Commission File Number 0-16206

                                 --------------

                         OAK TREE MEDICAL SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                    02-0401674
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                 Identification Number)

           163-03 Horace Harding Expressway, Flushing, New York 11365
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (718) 460-8400

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ ] No: [X]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Registrant's revenues for its most recent fiscal year were $3,344,559.

Number of shares of Common Stock, $.01 par value, outstanding as of January 14, 1998: 4,419,025

Aggregate market value of voting and non-voting Common Stock (3,001,259 shares) held by non-affiliates computed by reference to the average bid and asked price of the Common Stock as of January 14, 1998: $12,842,791

Transactional Small Business Disclosure Format:   Yes: [ ]   No: [X]

                                     PART I

Item 1.        Business

        Oak Tree Medical Systems, Inc., a Delaware corporation (the "Company"), was incorporated in Delaware on May 27, 1986, as Oak Tree Construction Computers, Inc. From 1986 through 1990, the Company was engaged in the sale of computer systems for the construction industry. For a number of years thereafter, the Company was inactive. The Company changed its name to Oak Tree Medical Systems, Inc. in August 1994. Since January 1995, the Company has been engaged in the business of operating and managing physical therapy care centers and related medical practices. Currently, all of the Company's operations are in the greater New York metropolitan area. The Company through its subsidiary Oak Tree Medical Management, Inc. operates four New York City based physical therapy care centers, the management of which the Company acquired in October 1996 and July 1997. Prior to April 1997, the Company also had operations in Florida. Unless otherwise indicated by the text, reference herein to the term "Company" will be deemed to refer to Oak Tree Medical Systems, Inc. and all its subsidiaries.

Medical Business

        The primary focus of the Company to date has been the provision of physical therapy and related rehabilitative services. Physical therapy aids in the restoration of patients who have been disabled by injury or disease or are recovering from surgery. The Company's physical therapy care centers offer preventive, rehabilitative and pre- and post-operative care for neuromuscular and musculoskeletal injury. These may include a variety of orthopedic-related disorders, sports-related injuries, neurologically related injuries, motor vehicle injuries and work-related injuries.

        Patients are primarily referred to the Company's rehabilitation facilities by physicians. Licensed physical therapists evaluate each patient and develop a program of rehabilitation to achieve the patient's rehabilitation goals. Treatments may include traction, ultrasound, electrical stimulation, therapeutic exercise, heat treatment and hydrotherapy. Patients are usually treated for one hour per day, three days per week over a period of two to five weeks. Where appropriate, patients are provided post treatment home maintenance and exercise programs.

        Certain of the Company's clinics offer specific programs for injured workers compensation patients. The clinic will evaluate the worker's physical condition and capacity to perform the requirements of his employment. This evaluation may be used by insurers to estimate the extent of rehabilitation treatment or as a basis for settlement of disability claims. Thereafter, the clinic will prescribe and implement a course of "work conditioning" (hardening), which includes graduated exercise and work stimulation therapies.

        The Company believes that purchasers and providers of health care services such as employers, insurance companies and health maintenance organizations who are seeking to save on traditional health care services view physical therapy and rehabilitation services as cost- effective in that they may prevent short-term disabilities from becoming chronic conditions, and may accelerate recovery from surgery and neuromuscular and musculoskeletal injuries. In addition, changes in both public and private health insurance reimbursement have encouraged early hospital discharge, another trend which promotes the need for outpatient physical therapy services. Also, the aging of the U.S. population has increased demand for rehabilitation programs to treat chronic conditions of the elderly.

        The Company's strategy has been to take advantage of these trends by acquiring and integrating a network of physical therapy and rehabilitation centers, particularly in the Northeastern region of the United States and the greater New York metropolitan area. The Company believes that attractive acquisition opportunities exist in its industry because of health care's current cost containment economics, laws that bar health care practitioners from referring to entities in which they have an ownership interest and the general sense of insecurity among health care practitioners resulting from the great amount of change being experienced by the profession. New reimbursement schedules and conventions have put particular pressure on the traditional private practice of medicine and allied health care services. Government health programs, private insurers and health maintenance type organizations have in many cases reduced payments to health care professionals and in some cases have substituted capitation or fixed reimbursement for the traditional "fee for service" payments.

        In this environment, the importance of conducting health care practices, including physical therapy services, in an efficient and cost-effective manner has increased. By centralizing non-medical activities, such as administration, accounting, billing, marketing, procurement and human resources, health care providers can reduce unit costs, enhance efficiencies and promote profitability. Centralized management of medical practices also facilitates identification, negotiation and consummation of advantageous contractual relationships with health maintenance organizations, preferred provider organizations, hospitals, nursing homes, school systems and similar institutions. Referrals and contract work from such organizations and institutions may be essential to the long-term viability of providers of outpatient rehabilitative services.

Existing Facilities

        In October 1996, the Company acquired the management and assets of three New York City based physical therapy care centers for cash and assumed debt, totaling $900,000 and 10,000 shares of Common Stock (with aggregate value of not less than $100,000) issuable in October 1998. Included in the acquisition was a contract for the provision of physical therapy services to a county hospital in Westchester, New York. In connection with the acquisition, the Company entered into a three-year employment agreement with the seller of the clinics, a licensed physical therapist who continues to serve as the director of operations of the New York City clinics.

        In July 1997, the Company acquired the management and assets an additional center in New York City for a purchase price of $400,000. The purchase price may be reduced by $100,000 if the acquired center does not attain a certain level of billings. In connection with the acquisition, the Company entered into a lease for the acquired center through August 2003. In addition, the seller entered into a four-year noncompetition agreement and a six-month consulting agreement with the Company continuing on a month-to-month basis thereafter at

$150,000 per annum. The Company also entered into a six-month consulting agreement with the physical therapy care center administrator, a relative of the seller, continuing on a month-to-month basis thereafter at $50,000 per annum.

        In compliance with the laws of the State of New York, all treatment related activities at the Company's New York City clinics are conducted by Oak Tree Medical Practice, P.C. ("Oak Tree P.C."), an independently owned professional corporation. The Company has entered into agreements with Oak Tree P.C. pursuant to which the Company provides to Oak Tree P.C. all administrative and management services and leases to Oak Tree P.C. facilities and equipment. Because of the significant influence and control exercised by the Company over Oak Tree P.C. (other than with respect to patient treatment), the financial results of Oak Tree P.C. are consolidated with those of the Company.

Acquisition and Rescission

        In December 1996, the Company acquired certain assets of four physical therapy care centers and a management company located in Long Island, New York for an aggregate purchase price of $650,000 and 132,190 shares of Common Stock of the Company, plus other consideration.

        Effective February 28, 1997, the Company rescinded the acquisition and the former sellers returned all stock and notes issued to them in the original transaction. In addition, the former sellers agreed to pay the Company $448,935, representing the cash purchase price of the original transaction, the net amount expended by the Company on the facilities for the period from December 1996 to February 1997, and the purchase price of 12,000 shares of Common Stock acquired by the former sellers for $15,000. Of this amount, $50,000 was paid at the closing, $25,000 was paid in May 1997 and the balance was to be paid over an
18-month period. In December 1997, the Company agreed to the early extinguishment of the remaining amount owed by the former sellers and received $325,000 in full settlement. The Company remained obligated to issue 14,286 shares of Common Stock to the landlord of one of the acquired facilities in satisfaction of certain pre-existing obligations. Although the original acquisition of the Long Island clinics was consistent with the Company's strategy of focusing its operations in the New York area, the cash flow from these facilities to the Company was insufficient to support the operations of these facilities by the Company.

Sales of Florida Centers

        Following the Company's October 1996 acquisition of three New York City based physical therapy care centers and the hospital contract for the provision of physical therapy services, the Company determined to shift its geographic focus from North Florida to the New York City area. Consistent with this approach, in February 1997, the Company sold substantially all of the assets and operations of its clinics in Jacksonville and Orange Park, Florida. The Jacksonville assets were held by the Company's Acorn CORF I, Inc. subsidiary and the Orange Park assets were held by the Company's Riverside CORF, Inc. subsidiary. In addition, the Company sold all the shares of Oak Tree Receivables, Inc. ("OT Receivables"), a wholly-owned subsidiary of the Company, whose assets consisted of certain of the patient care receivables of the North Florida facilities and an obligation under the receivables funding facility secured thereby. The purchase price was $200,000, consisting of $100,000 in cash paid at closing and a note in the amount of $100,000 payable in two installments in April and May 1997. As collection of the remaining amount is not probable, the Company has provided for a reserve against the entire amount of the note. In connection with the sale of the Florida centers, the purchaser agreed to assume $86,150 of accounts payable and the balance of the obligation of the receivables funding facility in the amount of $1,812,500. In exchange for the consent of the lender of the patient care receivables funding facility, the Company pledged as collateral to the lender additional accounts receivable in the amount of $700,000. The Company also terminated the employment agreement with the facilities' medical director, received the return of 400,000 shares of Common Stock which had been issued in connection with the Company's acquisition of the facilities in 1995 and was relieved from its obligation to issue an additional 145,000 shares of Common Stock.

        Continuing the divestiture of its Florida operations, the Company disposed of its remaining North Florida facility located in St. Augustine, Florida in April 1997. The sale price was $25,000 in cash, with $15,000 paid at closing and $10,000 paid in April and May 1997.

Proposed Acquisition

        In September 1997, the Company entered into a letter of intent for the acquisition of the management and assets of 21 medical practice and MRI centers located in the greater New York metropolitan area. The letter of intent was further amended in December 1997. These centers are owned by certain companies controlled directly or indirectly by Pierce Neuman, M.D. Collectively, the centers had revenues of approximately $65 million and estimated pre-tax profits in excess of $19 million in calendar year 1997. Pursuant to the proposed transaction, which shall take effect, if at all, upon execution of a definitive written agreement, Dr. Neuman will own or control approximately 60% of the Company's outstanding shares of Common Stock. There can be no assurance, however, that the Company will successfully negotiate such definitive written agreement or meet its obligations of raising capital to complete the acquisition, or that all the other conditions to closing will be met by any of the parties to the transaction.

Marketing

        Because physicians are the primary source of referrals to the Company's clinics, the clinics individually focus their marketing efforts on local orthopedic surgeons, neurosurgeons, physiatrists, occupational medicine practitioners, and general practitioners. On a corporate level, the Company seeks to establish referral relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies. The Company is also pursuing contractual relationships for the provision of rehabilitative services with medical institutions, schools, nursing homes and home health care companies.

Government Regulation

        The health care industry is subject to federal, state and local regulations. The Company is also subject to laws and regulations relating to business corporations generally. The Company believes its operations are in material compliance with applicable law. Nevertheless, because of the complexity of the statutes and regulations in the health care area, many of which have not been subject to judicial or regulatory interpretation, there can be no assurance that aspects of the Company's operations will not be subject to legal or administrative challenge. Also, the health care regulatory environment has been in the past, and is likely to be in the future, subject to substantial and ongoing change. Accordingly, there can be no assurance that future changes in the law will not restrict or otherwise adversely affect the Company's business.

        The laws of a number of states, including New York where the Company's clinics are located, prohibit a corporation from engaging in the provision of health care, including physical therapy, or from exercising direct control over professionals engaged in the health care field. The Company believes that its ownership of physical therapy care centers and the provision of equipment, location, managerial, administrative and non-medical support services to the clinics does not constitute the corporate practice of physical therapy, since licensed physical therapists exercise complete control over the provision of all physical therapy services. Nevertheless, there can be no assurance that the statutes prohibiting the corporate practice of physical therapy services will not be construed or modified in the future to prohibit the operations of the Company as they are presently being conducted.

        There also exist federal and state statutes that impose civil sanctions and substantial criminal penalties on health care providers that fraudulently or wrongfully bill governmental and other third-party payors for health care services. The federal statute prohibiting false billing permits private persons to bring a civil action in the name of the United States to remedy violations of the statute. The Company believes that it is in compliance with these fraudulent billing statutes. However, billing for health care services is technical and complex, and there can be no assurance that the Company's billing practices will not be challenged or scrutinized by government authorities.

Competition

        The health care industry generally and the physical therapy business in particular are highly competitive. In addition to corporate-owned, physician-owned and other private physical therapy clinics, the Company competes with the physical therapy departments of hospitals and area chiropractic practices. The competitive factors in the physical therapy business are quality of care, cost, treatment outcomes, convenience of location and ability to meet the needs of referral and payor sources. Certain of the Company's competitors may have substantially greater financial, marketing, developmental and other resources than the Company. Both larger and smaller competitors may have individual facilities with greater treatment resources than individual, competing facilities operated by the Company. Also, the industry is subject to continuous changes regarding the provision of services and the selection of care providers, and certain competitors may be more successful than the Company in adapting to these changes in a timely and effective manner.

Investment in Gold Ore

        In May 1993, the Company acquired 50,000 tons of gold ore from Nevada Minerals Corporation in exchange for the issuance of 1,350,000 shares of Common Stock. The ore was appraised as having a $5,000,000 value. The Company subsequently formed a wholly-owned subsidiary, Aurum Mining Corporation
("Aurum"), with the gold ore as its only asset. In June 1995, the Company exchanged the stock of Aurum for 6,000,000 shares of common stock of Accord Futronics Corp. ("Accord"), an unaffiliated privately-held company with other mining related assets. The Company had the right to receive a royalty of 12 1/2% of the net mining income from processing of the gold ore transferred to Accord.

        In June 1995, the Company granted Accord options, until June 21, 1997, to acquire 50,000 shares of Common Stock at an exercise price equal to the lesser of $2.00 per share or 50% of the quoted market price. Accord subsequently transferred the options to a third party, and these options were exercised by L.M. Spencer & Associates, Inc., for 50,000 shares of Common Stock at $.50 per share in exchange for a note receivable due on April 15, 1999 at an interest rate of 8.5% per annum.

        The Company previously announced its intention to write-down its investment in Accord at the end of the fiscal quarter ended February 28, 1997, because of the absence of current financial information for Accord and management's inability to otherwise determine the value of the Accord interest. The Company subsequently received requested financial information from Accord and an updated appraisal report which valued the gold ore at $5,181,000. In November 1997, the Company returned the 6,000,000 shares of common stock of Accord in exchange for 100% of the common stock of Aurum. At the time of the return of the Accord stock, Accord had not yet commenced mining operations. The Company intends to continue to review possibilities of realizing the value of the gold ore, although there can be no assurance that it will be successful in doing so.

Employees

        As of December 31, 1997, the Company had 32 full-time employees and 10 part-time employees. The Company also hires independent consultants for its medical service operations from time to time and at December 31, 1997, employed four persons under consulting arrangements.

Item  2.       Properties

        The Company's headquarters office is currently located in one of the Company's physical therapy care centers located at 163-03 Horace Harding Expressway, Flushing, New York 11365. The Company believes this office is adequate for its current operations.

        Set forth below is certain information concerning the Company's leased facilities for its rehabilitative and medical service operations, as of December 31, 1997. The Company believes these facilities are adequate for its operations.

                                        Square       Monthly        Expiration
Location                                Footage       Rent           of Lease
--------                                -------      -------        ----------

1725 Tenbroeck Avenue                   2,200          $2,240     month-to-month
Bronx, New York

163-03 Horace Harding Expressway        7,200         $16,950        10/31/02
Flushing, New York

250 West 100th Street                   2,200          $4,012        11/30/03
New York, New York

130 William Street                      2,850          $3,978         8/31/03
New York, New York


Item 3.        Legal Proceedings

        Medbrook Corporation v. Ronald W. Dennie, M.D. and 1st Coast Physical Medicine Associates, Inc., Case No. 95-4524-CA (4th Judicial Circuit, Duval County, Florida). Plaintiffs in this action sued 1st Coast Physical Medicine Associates, Inc. ("1st Coast"), the former owner of the Jacksonville, Florida physical therapy care centers and Dr. Ronald W. Dennie, the medical manager of the Jacksonville operations, alleging that Dr. Dennie was in violation of a covenant not to compete with Medbrook Corporation ("Medbrook"). Medbrook had managed the Jacksonville operations prior to their sale to the Company by Dr. Dennie. Plaintiff sought damages and injunctive relief. The matter was settled in December 1997 without material effect on the Company.

        Westcap  Corporation  v. Oak  Tree  Medical  Systems,  Inc.,  Index  No.
604059/97  (Supreme  Court of the  State of New York,  County  of New York,  New
York). A former consultant of the Company recently filed an action against the Company alleging breach of contract and other claims. The plaintiff sought $50,000 in monetary damages and warrants to acquire 250,000 shares of Common Stock. In December 1997, the Company settled the matter by agreeing to issue 22,000 shares of Common Stock to the plaintiff (and, if a certain stock value is not met, an additional 2,500 shares of Common Stock) and a cash payment of $3,000.

        Irwin Bosh Stack and Irene Stack v. Oak Tree Medical Systems, Inc. and Henry Dubbin, Case No. 97-17996 CA 13 (11th Judicial Circuit, Dade County, Florida). In August 1997, a stockholder, the wife of the Company's former Chairman of the Board of Directors, filed a lawsuit against the Company, alleging unreasonable restraint on the alienability of her shares of Common Stock of the Company and breach of fiduciary duty on the part of Mr. Henry Dubbin. The stockholder claimed that the Company has unjustifiably refused her request for a opinion letter from counsel to remove a restrictive legend. The plaintiff is seeking unspecified compensatory and punitive damages and injunctive relief. Management believes this matter is without merit and will result in no material adverse effect to the Company.

        U.S.  Consultancy,  Inc. and FYM, Inc. v. Henry Dubbin,  Burton  Dubbin,
Fred Singer, William Kedersha, Michael Gerber, Ellis Group, Inc., Liberty International, Inc., NFC (Service)Ltd. and Oak Tree Medical Systems, Inc., C.A. No. 15994 (Court of Chancery of the State of Delaware, New Castle County, Delaware). Plaintiffs filed an action on October 20, 1997, alleging, among other things, (i) the Company's failure to hold an annual meeting of stockholders within the time prescribed by Section 211 of Delaware General Corporation Law (the "DGCL") and (ii) breach of fiduciary duties by current and former officers and directors of the Company in (a) issuing shares of Common Stock for the purpose of entrenchment, (b) rejecting potential investment and acquisition opportunities for personal reasons, (c) engaging in self-dealing and wasteful transactions, (d) failing to file annual and quarterly reports with the Securities and Exchange Commission and (e) issuing unregistered stock of the Company. Plaintiffs sought, among other things, an order compelling the Company to hold an annual meeting of stockholders, rescission of all issuances of shares of Common Stock and options to certain individuals pursuant to Form S-8 registration statements filed in June 1997, and unspecified damages. Plaintiffs also sought to inspect certain books and records of the company pursuant to
Section 220 of the DGCL.


Item 4.        Submission of Matters to a Vote of Security Holders

        Not applicable.


                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters

        The Company's Common Stock is currently traded in the over-the-counter market on the OTC Electronic Bulletin Board of the National Association of Securities Dealers (the "NASD"). The following table sets forth, for the periods indicated, high and low bid prices for the Common Stock in the over-the-counter market as reported by the NASD. The information below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                           Low Bid              High Bid
Fiscal Year Ended May 31, 1996             -------              --------

        First Quarter                      2-3/4                8
        Second Quarter                     7                    8-1/2
        Third Quarter                      6-1/8                9
        Fourth Quarter                     6                    8-7/16

Fiscal Year Ended May 31, 1997

        First Quarter                              4-5/8                7-3/4
        Second Quarter                             4                    7-7/8
        Third Quarter                              3                    5-1/2
        Fourth Quarter                               7/8                2-9/16

        As of January 14, 1998, there were approximately 140 holders of record of the Company's Common Stock. The closing bid and asked prices for the
Company's   Common  Stock  on  January  14,  1998,   was  $2-7/8  and  $2-15/16,
respectively.

        The Company has not paid any cash dividends on its Common Stock to date, and the payment of cash dividends in the foreseeable future is not contemplated by the Company. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's ability to pay dividends.

Recent Sales of Unregistered Securities

        A. In connection with the Company's acquisition of three physical therapy care centers in October 1996, the Company issued 54,237 shares of Common Stock. These shares were issued in settlement of indebtedness in the amount of $400,000 owed by the seller of the clinics and assumed by the Company.

        B. In connection with the Company's acquisition of four physical therapy care centers and related assets in December 1996, and in partial consideration for such acquisition, the Company issued to the sellers 6,000 shares of Common Stock. The Company agreed to issue to the sellers an additional 111,904 shares of Common Stock on the eighteen month anniversary of the acquisition (increasing to 142,105 shares if the price per share of Common Stock did not equal or exceed $7.00 at any time prior to such eighteen month anniversary). The Company also agreed to issue on the eighteen month anniversary of the acquisition 14,286 shares of Common Stock to the landlord of one of the acquired centers in satisfaction of certain pre-existing obligations. Effective February 28, 1997, the Company rescinded its December 1996 acquisition. The former sellers returned all stock and notes issued to them in the original transaction, and the Company was relieved from its obligation to issue additional shares of Common Stock to such former sellers. In connection with the rescission, the former sellers acquired 12,000 shares of Common Stock for an aggregate purchase price of $15,000.

        C. In December 1996, the Company issued ten year options to acquire 375,000 shares to William Kedersha, the Company's former Chief Executive Officer. The options have an exercise price of $1 11/16 per share and vest upon the earlier to occur of the Company's achievement of certain financial benchmarks, the five year anniversary of the issuance of the options or a change of control (as defined). In September 1997, the Company entered into a settlement agreement with Mr. Kedersha, whereby the Company cancelled such options and issued to Mr. Kedersha 22,500 shares of Common Stock.

        D. In December 1996, the Company granted ten year options to acquire 375,000 shares to Burton Dubbin, the son of Mr. Henry Dubbin and the Company's former Vice President. The options have an exercise price of $1 11/16 per share and vest upon the earlier to occur of the Company's achievement of certain financial benchmarks, the five year anniversary of the issuance of the options or a change of control (as defined). In August 1997, Mr. Burton Dubbin terminated his employment with the Company and entered into a two-year consulting agreement at a fee of $150,000 per annum, plus 125,000 shares of Common Stock, of which 25,000 shares were immediately issuable and 5,000 shares are issuable monthly (in an aggregate amount not to exceed 100,000 shares) for the duration of Mr. Burton Dubbin's service with the Company. In addition, the Company amended the terms of the options, making such options immediately exercisable and extending the expiration date until August 2007.

        E. In December 1996, the Company issued options to acquire 17,500 shares of Common Stock to Frederick C. Veit, a consultant of the Company, in consideration of past services. The options have an exercise price of $1.75 per share and expire on December 1, 2001.

        F. In January 1997, the Company issued warrants to acquire 200,000 shares of Common Stock to Gotham City Corporate Relations Group, Inc. ("Gotham City") in consideration of public relations consulting services to be rendered to the Company by Gotham City. Warrants to acquire 66,667 shares are exercisable at $5.00 per share, warrants to acquire 66,667 shares are exercisable at $6.00 per share, and warrants to acquire 66,667 shares are exercisable at $7.00 per share. All such warrants were to expire on January 1, 1998. In addition, the Company had agreed to issue Gotham City 10,000 shares of Common Stock. On February 21, 1997, the Company terminated its agreement with Gotham City, and no warrants or shares of Common Stock were issued.

        G. In April 1997, the Company agreed to issue 300,000 shares of common stock to a private investor at a price of $.67 per share.

        H. In April 1997, the Company issued options to acquire 20,000 shares of Common Stock to Fred L. Singer, a director and Vice President of the Company. The options are immediately exercisable and have an exercised price of $1.00 per share. In January 1998, Mr. Singer exercised options to acquire 5,000 shares of Common Stock. The remaining options expire on April 16, 1999.

        I. In April 1997, L.M. Spencer & Associates, Inc. exercised options to acquire 50,000 shares of Common Stock at $.50 per share. These options were acquired from Accord.

        J. In April and May 1997, the Company entered into three agreements for financial consulting services. Under the first of these agreements, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 200,000 shares at exercise prices of between $2.50 and $4.25. The second agreement provides for the issuance to a consultant of 75,000 shares of Common Stock and options to acquire an additional 75,000 shares at exercise prices of between $4.50 and $5.00. Under the third agreement, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 250,000 shares at prices of between $2.00 and $4.75. Subsequent to May 31, 1997, options for 110,250 shares, at prices ranging from $2.00 to $3.00 per share, have been exercised.

        K. In May 1997, the Company issued 24,419 shares of Common Stock to Kramer, Levin, Naftalis & Frankel, counsel of the Company, in consideration of past services.

        L. Effective May 31, 1997, the Company issued options to acquire 350,000 shares of Common Stock to Gary Danziger, a director and the Chief Operating Officer of the Company. The options have an exercise price of $1.00 per share and expire on October 1, 1998.

        The issuance set forth above were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions by an issuer not involving any public offering, and, alternatively, in the case of employee options, on a no-sale theory.

Sales of Equity Securities Pursuant to Regulation S

        On January 29, 1997, the Company closed an offshore placement of 1,500,000 shares of Common Stock with gross proceeds of approximately $3.3 million and incurred expenses of approximately $1.5 million, leaving net proceeds to the Company of approximately $1.8 million. Signature Equities Agency, G.m.b.H. served as introducing agent in connection with such placement.

        The placement was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act, pursuant to Section 4(2) thereof, and pursuant to Regulation S promulgated under the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company is engaged in the business of operating and managing physical therapy care centers. The Company operates four facilities in New York City acquired in October 1996 and July 1997.

        In December 1996, the Company acquired four Long Island, New York based physical therapy care centers. This acquisition was rescinded in March 1997.

        In February 1997, the Company sold the assets and certain liabilities of 1st Coast Rehabilitation, Inc. and 1st Coast Physical Therapy Inc. ("1st Coast"), two physical therapy facilities and related rehabilitative medicine practices in Jacksonville and Orange Park, Florida, together with a related comprehensive outpatient rehabilitation facility (CORF) license. In connection with the sale of these facilities, the Company also sold a wholly-owned financing subsidiary, effectively terminating its obligations under a receivables funding facility. In April 1997, the Company disposed of its physical therapy care center in St. Augustine, Florida, completing its exit from the North Florida area in order to focus its operations in the Northeast.

Results of Operations

        1996 Fiscal Year Compared to 1995 Fiscal Year

        The Company acquired the assets and assumed certain liabilities of 1st Coast in January 1995. Because of the timing of the 1st Coast acquisition, the later acquisition of two CORF licenses in 1995 and amendments to the acquisition agreements relating to 1st Coast in August 1995, a strict comparison of the results of operations for the fiscal year ended May 31, 1996 ("Fiscal 1996") to the results of operations for the fiscal year ended May 31, 1995 ("Fiscal 1995") is not meaningful. The later year includes results for a 12 month period and the former year includes results for only four months. Thus, the following analysis, where there are comparisons, assume the difference in the time the Company has pursued its operations during the periods.

        During Fiscal 1996 the Company consolidated certain of its activities and moved some of its operations to a new location with expanded facilities in the Jacksonville, Florida area. The activities related to the move caused disruption in the treatment of patients which had a minor impact on revenues during Fiscal 1996.

        Revenues for Fiscal 1996 were $4,663,792 compared to $2,652,989 for Fiscal 1995, representing an increase of $2,010,903 or 75%. The increase is due to the difference in the periods of operations covered as discussed above and an increase in the number of patient visits which is a result of the differing periods of operations and an actual improvement in the number of patient visits.

        Expenses for Fiscal 1996 were $3,257,931 compared to $2,402,945 for Fiscal 1995, representing an increase of $854,986 or 36%. Expenses increased for the same reasons as revenues. Because of the difference in the operations for the periods, a strict comparison of overall margins are not meaningful for the two fiscal years, however the Company reduced its operating expenses from 91% of net patient service income in Fiscal 1995 to 70% of net patient service income in Fiscal 1996. Expenses include various compensation expenses, selling, general and administrative expenses, interest expenses and depreciation and amortization expenses. Compensation expense increased from $797,356 in Fiscal 1995 to $1,910,452 in Fiscal 1996 because of changes in the compensation of current employees, and undertaking the direct management of its business from outside sources and hiring employees directly rather than using leased personnel. Selling, general and administrative expenses declined from $1,501,538 to $1,035,782 because of the closing of two locations during Fiscal 1996 and the concomitant reduction of certain personnel, supply and rent expenses. Interest expenses increased from $38,600 to $130,920 because of increased borrowings under a number of credit arrangements for different purposes, the most significant of which was a receivables funding arrangement from A-R Funding, Ltd., which included a broker's fee for amounts borrowed.

        Net income for Fiscal 1996 was $1,081,753 compared to $145,606 for Fiscal 1995. Income before income taxes for Fiscal 1996 was $140,581 compared to $249,947 for Fiscal 1995. The Company reported income taxes of $346,770 for Fiscal 1996 and $104,338 for Fiscal 1995.

        1997 Fiscal Year Compared to 1996 Fiscal Year

        Patient revenues decreased by 28.3% to $3,344,559 from $4,663,792 in the fiscal year ended May 31, 1997 ("Fiscal 1997") compared with Fiscal 1996. The decrease in revenues was attributable to the disposition in Fiscal 1997 of the Company's North Florida facilities, as well as a fall off in revenues at these facilities during that year, offset in part by revenues from the Company's New York City clinics acquired in October 1996. Revenues from the four Long Island, New York clinics acquired in December 1996, whose purchase was rescinded by the Company effective February 28, 1997, are not included in the Company's revenues for Fiscal 1997.

        Total expenses increased by 99.8% from $3,257,931 for Fiscal 1996 to $6,510,448 for Fiscal 1997. The increase in expenses was due to higher operation expenses incurred in the New York City facilities and costs incurred in connection with the disposition of the North Florida facilities. Total expenses include costs of patient services, selling, general and administrative expenses, losses on sales and rescission, interest expenses and depreciation and amortization expenses. Costs of patient services as a percentage of patient revenues increased from 41% in Fiscal 1996 to 56.1% in Fiscal 1997 because of the Company's discontinuation of operations in North Florida and the higher costs of doing business in New York. Selling, general and administrative expenses increased to $3,283,010 in Fiscal 1997 from $1,035,782 in Fiscal 1996. Selling, general and administrative expenses for Fiscal 1997 included allowances and write-offs of uncollectible accounts receivable, compensation of executive officers and travel expenses of executives between the Company's New York and Florida facilities. The increase was also attributable to expenses related to the improvement of the Company's financial controls and accounting system, and increased legal and accounting expenses during Fiscal 1997 primarily due to the transactional activities of the Company during the fiscal year, the settlement of certain litigation matters and preparation of reports filed with the SEC. The Company recognized interest costs of $403,724 in Fiscal 1997 as compared to $130,920 in Fiscal 1996. Interest increased during Fiscal 1997 as a result of higher interest rates on the Company's bank borrowings and increased financing expenses associated with the receivables funding facility. During Fiscal 1997, the Company also recognized a loss in connection with the sale of the North Florida facilities and the rescission of the Long Island, New York facilities, of $777,054. Total expenses as a percentage of income increased from 69.9% for Fiscal 1996 to 194.7% for Fiscal 1997 as a result of these factors and the decrease in revenues for these periods.

        Income tax (benefit) expenses for Fiscal 1997 and Fiscal 1996 of ($546,677) and $346,770, respectively, are not representative of an effective tax rate. For Fiscal 1997, the deferred income tax benefit has been reduced by an increase in the allowance for the realization of deferred income tax assets of $610,000, because, as of May 31, 1997, it is more likely than not that the deferred tax assets will not be realized as they relate primarily to net operating loss carryforwards and the Company may not generate sufficient future taxable income for their utilization. As of May 31, 1996, there were less net operating loss carryforwards as compared to Fiscal 1997, and the Company utilized these net operating losses as a reduction of deferred income tax payable. For Fiscal 1996, the income tax expense has been reduced by the reversal of an overaccrual of prior year's taxes of $230,655.

        The above factors contributed to a net loss of $2,554,212 for Fiscal 1997, compared with net income of $1,081,753 for the Fiscal 1996.

Liquidity and Capital Resources

        In the past, the Company has funded its capital requirements from operating cash flow, loans against its accounts receivable, the sale of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During Fiscal 1997, the Company undertook a number of actions to consolidate its geographic focus. Together with other actions undertaken following the close of the fiscal year, the Company hopes that these actions will enable it to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.

        Following the Company's acquisition of three New York City based physical therapy care centers, together with a hospital contract for the provision of physical therapy services, in October 1996, the Company determined to shift its geographic focus from North Florida to the New York City area. Consistent with this approach, in February 1997, the Company sold substantially all of the assets and assigned certain liabilities of the physical therapy and rehabilitation care centers and related medical practices in Jacksonville and Orange Park, Florida, together with all of the shares of OT Receivables. (See
Item 1. Business. Sales of Florida Centers.) The purchase price consisted of $200,000 in cash, with $100,000 paid at closing and a note in the amount of $100,000 payable in two installments in April and May 1997. As collection of the note is not probable, the Company has provided a reserve against the remaining amount owed. In connection with the sale of OT Receivables, the Company pledged as collateral to the lender under the receivables funding facility additional accounts receivable in the amount of $700,000. The Company will be entitled to receive 40% of any collections on the receivables transferred to the lender in excess of the amount owed under the receivables funding facility. The Company currently does not anticipate any such excess. In connection with the sale of the two North Florida facilities, the Company terminated the employment agreement with the facilities' medical director, received a return of 400,000 shares of the Company's Common Stock that had been issued in connection with the acquisition of the

Company's North Florida facilities in 1995 and was relieved of its obligation to issue an additional 145,000 shares of common stock incurred in connection with such acquisition.

        Continuing the divestiture of its Florida operations, the Company sold its remaining North Florida facility located in St. Augustine, Florida in April 1997. The sale price for this facility was $25,000 in cash, with $15,000 paid at the closing, $5,000 paid on April 26, 1997 and $5,000 paid on May 29, 1997.

        Effective February 28, 1997, the Company rescinded its acquisition of four Long Island, New York based physical therapy care centers, together with a related management company. (See Item 1. Business. Acquisition and Recision.) The acquisition of these businesses had been made in December 1996. In unwinding the transaction, the former sellers returned all shares of Company common stock and promissory notes issued to them in connection with the acquisition. In addition, the former sellers agreed to pay the Company $448,935, representing the cash portion of the purchase price in the original transaction and the net amount expended by the Company on the Long Island facilities since the December 1996 acquisition. Of this amount, $50,000 was paid at closing and $25,000 was paid in May 1997. The remaining amount was to be paid over an 18-month period. In December 1997, the Company received $325,000 in full settlement of the outstanding amount owed by the former sellers. Although the original acquisition of the Long Island clinics was consistent with the Company's strategy of focusing its operations in the New York area, the cash flow from these facilities to the Company was insufficient to support the operations of these facilities by the Company at that time. Assuming the availability of capital and/or suitable financing, the Company intends to explore the possible acquisition of other physical therapy facilities in the New York area. The results of operations of the Long Island facilities have not been reflected in the consolidated financial statements.

        A significant portion of the revenues of the Company are for services that are paid by third party payors, including insurance companies and Medicare. As is typical in the health care industry, the Company receives payment after services are rendered. Such payment is based, in part, on established cost reimbursement principles and is subject to audit and retroactive adjustment. While waiting for payment from third party payors, the Company is required to fund its expenses from internal and, to the extent available, external financing sources. The Company continues to hold approximately $1,900,000 of uncollected receivables from the Florida operations. The Company has written off the entire amount, based upon the Company's assessment of the probability of collection in light of current circumstances.

        In April 1997, the Company agreed to issue 300,000 shares of Common Stock to a private investor at a price of $.67 per share. Proceeds of the sale of the shares have been used for working capital. Also, in April and May 1997, the Company entered into three agreements for financial consulting services. Under the first of these agreements, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 200,000 shares at exercise prices of between $2.50 and $4.25. The second agreement provides for the issuance to a consultant of 75,000 shares of Common Stock and options to acquire an additional 75,000 shares at exercise prices of between $4.50 and $5.00. Under the third agreement, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 250,000 shares at prices of between $2.00 and $4.75. Subsequent to May 31, 1997, options for 110,250 shares, at prices ranging from $2.00 to $3.00 per share, have been exercised.

        In September 1996, the Company entered into a loan agreement with a bank for a line of credit of $200,000 and a term loan in the amount of $400,000. The loan had interest at the lender's prime rate plus one percent and had a maturity date of March 31, 1998. The line of credit and the term loan were collateralized by the accounts receivable and fixed assets of the New York City physical therapy care centers. The Company paid off the line of credit and term loans in September 1997.

        In March 1997, the Company purchased physical therapy equipment which were subject to existing operating leases for an aggregate cost of $250,230. The Company then sold the equipment and other fixed assets with a net book value of $239,862 for $450,230 and leased such equipment and assets back for a period of five years with monthly payments of $11,226. In August 1997, the Company sold the equipment of the New York City physical therapy center acquired in July 1997 for $171,335 and leased it back for a period of five years with monthly payments of $4,215.

        In September 1997, the Company entered into an agreement to sell all of its existing and future patient care receivables for the next two years. Under the agreement, the purchaser will advance to the Company 75% of under 180-day, eligible receivables (as defined). Upon each sale, the Company will pay a discount equal to prime plus 5% per annum and, at the initial closing, an origination fee of $17,457. The Company and Mr. Henry Dubbin guaranteed the collection of these receivables. On September 10, 1997, the Company closed on the first sale of eligible receivables of $775,867 for $547,304.

        In May 1993, the Company acquired 50,000 tons of gold ore from Nevada Minerals Corporation in exchange for the issuance of 1,350,000 shares of Common Stock. The ore was appraised as having a value of $5,000,000. The Company subsequently formed a wholly-owned subsidiary, Aurum, with the gold ore as its only asset. In June 1995, the Company exchanged the stock of Aurum for 6,000,000 shares of common stock of Accord. The Company had the right to receive a royalty of 12 1/2% of the net mining proceeds from the processing of the gold ore transferred to Accord. The Company previously announced an intention to write-down its investment in Accord as of the end of the fiscal quarter ended February 28, 1997 because of the absence of current financial information for Accord and management's inability to otherwise determine the value of the Accord interest. The Company has subsequently received requested financial information for Accord and an updated appraisal report which valued the gold ore at $5,181,000. In November 1997, the Company returned the 6,000,000 shares of common stock of Accord in exchange for 100% of Aurum. The Company intends to continue to pursue possibilities of realizing value on the gold ore interest, although there can be no assurance that it will be successful in doing so.

Forward Looking Statements

        Certain statements in this report set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements. Additional information on factors that may affect the business and financial results of the Company can be found in the other filings of the Company with the Securities and Exchange Commission.


Item 7.        Financial Statements

        The financial statements and information required by Item 7 are included in the Index shown at Item 13.


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

        (b) BDO Seidman, LLP ("BDO") served as the independent auditors of the Company for the period from September 6, 1995 until January 4, 1996. During its term of engagement, BDO advised the Company of its need to significantly expand its audit of the cost and carrying values of the gold ore property, which had been acquired by the Company in May 1993 in exchange for a controlling interest in the Company, a portion of which shares were subject to an immediately exercisable option by another stockholder of the Company. Specifically, BDO requested a current, independent appraisal of the gold ore property and documentary evidence of the cost of the property to its prior owner. The Company terminated BDO because, although an appraisal from a qualified, licensed appraiser and other information was provided, the Company was unable to provide the type and level of appraisal or the documentary evidence demanded by BDO. The gold ore property had been transferred to a wholly-owned subsidiary which in turn was sold to Accord on June 21, 1995 for 6,000,000 shares of its common stock, representing approximately 30% of the outstanding common stock of Accord. Additionally, Accord lent the Company $100,000, which was collateralized and guaranteed by a principal stockholder of the Company, and received two-year options to acquire 50,000 shares of Common Stock at an exercise price equal to the lesser of $2.00 per share or 50% of the quoted market price. Because BDO was terminated as auditors of the Company, it did not complete certain procedures related to the gold ore property, the result of which could have materially impacted the fairness or reliability of the financial statements for the year ended May 31, 1996 (the period covered by BDO's incomplete engagement) and for the years ended May 31, 1994 and 1993 (with which BDO has no association). The Company permitted BDO to respond to the inquiries of Simon Krowitz Bolin & Associates, P.A. concerning the gold ore property. The decision to change auditors was approved by the Company's Board of Directors.

        (c) Simon Krowitz Bolin & Associates, P.A. ("Simon Krowitz") served as the independent auditors from January 4, 1996 to April 29, 1997 and as the independent auditors of the Company for the fiscal year ended May 31, 1996. Effective April 29, 1997, Simon Krowitz resigned as the Company's independent auditors. The report of Simon Krowitz on the Company's financial statements for the fiscal year ended May 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with the audit of the Company's financial statements for the fiscal year ended May 31, 1996 and through April 29, 1997, there were no disagreements between the Company and Simon Krowitz on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

        (d) Effective June 6, 1997, the Company appointed Most Horowitz & Company, LLP, as its independent auditors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The directors and executive officers of the Company and their positions at January 14, 1998 were as follows:

        Name                 Age                   Position
        ----                 ---                   --------

        Henry Dubbin         82             President and Director
        Gary Danziger        58             Chief  Operating   Officer,   Vice
                                            President and Director
        Fred L. Singer       64             Vice President and Director

        HENRY DUBBIN has been President of the Company since April 1997 and a director of the Company since May 1993. From May 1993 to April 1997, Mr. Henry Dubbin served as Vice Chairman of the Board and Vice President of the Company. Mr. Henry Dubbin currently is the President of Nevada Minerals Corporation. From 1955 to 1992, Mr. Henry Dubbin worked with Canaveral International, Inc., a diversified public company, from which he retired after being Chairman of the Board of the Company.

        GARY DANZIGER has served as Chief Operating Officer and Vice President of the Company since April 1997 and as a member of the Board of Directors since July 1997. From 1979 to 1996 Mr. Danziger practiced and administered various physical therapy centers. From 1994 to 1996, Mr. Danziger operated and managed srthopedic & Sports Therapy Services of Queens, L.P., Parkside of Queens, Inc. and PTSR, Inc.

        FRED L. SINGER has served as a member of the Board of Directors since April 1997 and as Vice President of the Company since August 1997. Since 1963, Mr. Singer has served as director, producer and cinematographer for Coronado Productions, a/k/a Coronado Studios, a video production company.

        Burton Dubbin, the son of Mr. Henry Dubbin, resigned as Vice President of the Company in August 1997. Mr. Burton Dubbin was Vice President of the Company from April 1997.

        On April 16, 1997, Michael J. Gerber resigned his various positions with the Company. Mr. Gerber was President and a director of the Company from September 1995 and was Secretary of the Company from August 1996.

        William Kedersha resigned as a director of the Company in March 1997 and as the Chief Executive Officer in April 1997. Mr. Kedersha served as Chief Executive Officer and a director of the Company from September 1996 and as a consultant to the Company from March 1996.

        On August 29, 1996, Irwin Bosh Stack resigned his various positions with the Company. Mr. Stack was the Chairman of the Board, Secretary and a director of the Company from its incorporation in May 1986 until August 1996, and Chief Operating Officer of the Company from May 1993 until August 1996.

        Directors may be elected by the stockholders at an annual meeting or a special meeting called for that purpose (or in the case of a vacancy, are appointed by the directors then in office) to serve until the next annual meeting, until their successors are elected and qualified or until their removal or resignation. Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("10% stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% stockholders also are required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, during the past fiscal year, the Company is of the belief that all such reports were filed on a timely basis, except as follows: Mr. Henry Dubbin did not file a Form 4 on a timely basis to report his disposition of shares of Common Stock of the Company, and Mr. Singer did not file a Form 3 and a Form 4 on a timely basis to report his appointment as a director of the Company and his acquisition of shares of Common Stock.

Item 10.       Executive Compensation

        The Summary Compensation Table below sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the 1997, 1996 and 1995 fiscal years, of those persons who were the Chief Executive Officer during fiscal 1997 and other most highly compensated executive officers of the Company who earned over $100,000 during the last three fiscal years.



============================================================================================================
                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------
                                                        Annual                       Long-Term
                                                      Compensation                   Compensation
                                              --------------------------------------------------------------
                                                                 Other                          Common
                                                                Annual       Restricted         Stock
                                      Fiscal                    Compen-         Stock         Underlying
Name and Principal Position            Year       Salary        sation        Award(s)         Options
------------------------------------------------------------------------------------------------------------
Henry Dubbin                           1995         -0-           -0-            -0-           250,000
President                              1996         -0-           -0-            -0-             -0-
                                       1997       $15,414         -0-            -0-             -0-
------------------------------------------------------------------------------------------------------------
Irwin Bosh Stack                       1995       $35,000         -0-            -0-           250,000
Chairman of the Board, Chief           1996         -0-           -0-            -0-             -0-
Operating Officer and Secretary(1)     1997         -0-           -0-            -0-             -0-
------------------------------------------------------------------------------------------------------------
William Kedersha                       1997       $76,192         -0-          $55,547         375,000
Chief Executive Officers(2)
------------------------------------------------------------------------------------------------------------
Michael J. Gerber                      1996         -0-           -0-            -0-            55,000
President(3)                           1997         -0-           -0-            -0-             -0-
------------------------------------------------------------------------------------------------------------
Gary Danziger(4)                       1997      $120,641      $100,000          -0-           350,000
Chief Operating Officer
------------------------------------------------------------------------------------------------------------
Burton Dubbin(5)                       1997         -0-           -0-            -0-           375,000
Vice President
============================================================================================================

(1) Mr. Stack resigned all of his positions with the Company on August 29, 1996, and options to acquire 250,000 shares of Common Stock expired upon his resignation.

(2) Mr. Kedersha resigned all of his positions with the Company effective April 30, 1997. Includes the market value, as of May 30, 1997, of 22,500 shares of restricted stock issued to Mr. Kedersha pursuant to his settlement agreement with the Company and options to acquire 375,000 shares of Common Stock which were cancelled as of May 1, 1997.

(3) Mr. Gerber resigned all of his positions with the Company on April 16, 1997. Options to acquire 5,000 shares of Common Stock expired on September 7, 1997, and the remaining options to acquire 50,000 shares of Common Stock expired upon Mr. Gerber's resignation in April 1997.

(4) Includes deferred compensation of $100,000 as of May 31, 1997, pursuant to Mr. Danziger's amended employment agreement with the Company.

(5) Mr. Burton Dubbin resigned as Vice President of the Company on August 29, 1997.

        The following tables set forth certain information concerning stock option grants made during the last fiscal year to the named executive officers and the fiscal year-end value of such options.

==========================================================================================================
                        OPTION GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------
                           Number of           Percent of
                          Securities         Total Options
                          Underlying           Granted to           Exercise
        Name                Options            Employees              Price           Expiration Date
----------------------------------------------------------------------------------------------------------
Gary Danziger                350,000              32%                 $1.00           October 1, 1998
----------------------------------------------------------------------------------------------------------
Burton Dubbin                375,000              34%                 $1.69           August 31, 2007
----------------------------------------------------------------------------------------------------------
William Kedersha             375,000              34%                 $1.69             May 1, 1997
==========================================================================================================

=================================================================================================================
              AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS VALUES
-----------------------------------------------------------------------------------------------------------------
                                                                                     Value of Unexercised In-
                     Shares Acquired on      Value     # of Unexercised Options    the-Money Options at Fiscal
                          Exercise         Realized       at Fiscal Year End                 Year End
------------------------------------------          -------------------------------------------------------------
Name                                                  Exercisable   Unexercisable  Exercisable   Unexercisable
-----------------------------------------------------------------------------------------------------------------
Henry Dubbin            0          0          $0         250,000            0          $121,094              $0
-----------------------------------------------------------------------------------------------------------------
Michael J. Gerber       0          0          $0           5,000            0            $4,122              $0
-----------------------------------------------------------------------------------------------------------------
Gary Danziger           0          0          $0         350,000            0          $519,531              $0
-----------------------------------------------------------------------------------------------------------------
Burton Dubbin           0          0          $0               0      375,000                $0        $297,891
=================================================================================================================


(1) Value is calculated on the basis of the difference between the option exercise price and the average of the bid and asked prices for the Common Stock at May 30, 1997 as quoted on the over-the-counter market, multiplied by the number of shares underlying the option.

Employment Agreements

        The Company has an employment agreement with Henry Dubbin, as amended September 1997, expiring June 1998 and providing for a salary of $50,000 per year. For fiscal 1994, salary due Mr. Dubbin in the amount of $54,375 was converted into a note, which was subsequently cancelled by Mr. Dubbin. Mr. Dubbin waived his salary for the 1995 and 1996 fiscal years.

        Gary Danziger has a three-year employment agreement with the Company, as amended in July 1997, expiring in October 1999 which provides for (i) an annual salary of $260,000, (ii) deferred compensation for the year ended May 31, 1997 of either $100,000 or 50,000 shares, (iii) incentive bonuses of up to $30,000 per quarter, (iv) options to acquire 350,000 shares of Common Stock, exercisable at $1.00 per share until October 1, 1998, (v) a loan facility of $350,000, payable in three years from the date of borrowing at interest of 7% per annum and (vi) severance equal to 200% or 100% of annual salary if terminated during twelve months ended September 30, 1998 or 1999, respectively.

        The Company had an employment agreement with William Kedersha, effective as of December 3, 1996. Under the agreement, Mr. Kedersha received an annual salary of $150,000 and incentive bonuses. In addition, the agreement granted Mr. Kedersha ten year options to purchase 375,000 shares of Common Stock at a per share exercise price equal to $1 11/16. In September 1997, the Company issued 22,500 shares of Common Stock to Mr. Kedersha as part of a settlement agreement and, as of May 31, 1997, recorded the shares of Common Stock at $29,531.

        The Company had an employment agreement with Irwin Bosh Stack, the Company's former Chief Executive Officer, providing for a salary of $85,000 per year. For fiscal 1994, salary due Mr. Stack in the amount of $63,500 was converted into a note, which was subsequently cancelled by Mr. Stack. Mr. Stack took a reduced salary of $35,000 for the 1995 fiscal year and waived his salary for the 1996 fiscal year. Mr. Stack resigned all positions with the Company on August 29, 1996.

        In January 1995, in consideration of past services, the Company granted to each of Messrs. Stack and Henry Dubbin options to acquire 250,000 shares of Common Stock, exercisable at $2.00 per share until January 1, 1999. Options granted to Mr. Stack expired upon his resignation as an officer and director of the Company in August 1996.

1994 Performance Equity Plan

        In February 1994, the Company adopted the 1994 Performance Equity Plan ("1994 Plan") covering 600,000 shares of the Company's Common Stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. The 1994 Plan will terminate at such time no further awards may be granted under the plan and awards granted are no longer outstanding, provided that incentive options may be granted only until February 16, 2004. The 1994 Plan is administered by the Board of Directors, which determines the selection of participants, allotment of shares, price, and other conditions of purchase of awards and administration of the 1994 Plan.

        As of January 15, 1998, no options under the 1994 Plan were outstanding.

Non-Plan Options

        As of January 14, 1997, the Company has outstanding non-plan options to purchase an aggregate of 1,532,500 shares of Common Stock. The outstanding options granted to current and former officers and directors of the Company are as set forth below.

                      Number of
Name                  Option Shares       Exercise Price     Expiration Date
----                  -------------       --------------     ---------------

Gary Danziger             350,000              $1.00         October 1, 1998
Burton Dubbin             375,000              $1.69         August 31, 2007
Henry Dubbin              250,000              $2.00         January 1, 1999
Fred L. Singer             15,000              $1.00         April 16, 1999

Expenses and Meetings

        All officers and directors are reimbursed for any expenses incurred on behalf of the Company. Directors, other than Company officers, are reimbursed for expenses pertaining to attendance at meetings of the Company's Board of Directors, including travel, lodging and meals.

Indemnification of Officers and Directors

        Under the Bylaws of the Company, officers and directors of the Company and former officers and directors are entitled to indemnification from the
Company to the full extent permitted by law. The Company's Bylaws and the Delaware General Corporation Act generally provide for such indemnification for claims arising out of the acts or omissions of Company directors and officers (and certain other persons) in their capacity as such, undertaken in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceedings, had no reasonable cause to believe that such conduct was unlawful.

Item 11.       Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information as of January 14, 1998 with respect to (i) those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company,
(iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended May 31, 1997, and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.


                                          Amount and Nature of          Percent
Beneficial Owner                          Beneficial Ownership          of Class
----------------                          --------------------          --------

Gary Danziger(1)                                350,000                   7.3%
1 Crooked Mile Road
West Port, CT  06880

Burton Dubbin(2)                                420,000                   7.8%
21394 Marina Cove Circle, Unit H11
North Miami Beach, FL  33180

Henry Dubbin(3)                                 978,375                  21.0%
10155 Collins Avenue, Suite 607
Bar Harbor, FL  33154

William Kedersha                                  22,500                   *
2 Gannett Drive, Suite 215
White Plains, NY  10604

Nevada Minerals Corporation                      728,375                 16.5%
10155 Collins Avenue, Suite 607
Bar Harbor, FL  33154

Fred L. Singer(4)                                 20,000                   *
9240 West Bay Harbor Dr., Apt. 3-C
Bay Harbor Islands, FL  33154

Irene Stack(5)                                   684,391                 15.5%
P.O. Box 4851
Hialeah, FL  33014

All officers and directors as a group           1,348,375                26.8%
(3 persons)(6)

-------------------------------
* Less than 1%.

(1) Consists of 350,000 shares of Common Stock subject to currently exercisable options.

(2) Includes 375,000 shares of Common Stock subject to currently exercisable options.

(3) Includes (i) 728,375 shares of Common Stock that Mr. Dubbin beneficially owns through Nevada Minerals Corporation, a corporation of which he is the majority stockholder and president, and (ii) 250,000 shares of Common Stock subject to currently exercisable options.

(4) Includes 15,000 shares of Common Stock subject to currently exercisable options.

(5) Includes 465,625 shares of Common Stock that Mrs. Stack beneficially owns through her wholly owned corporation, FYM, Inc.

(6) Includes 615,000 shares of Common Stock subject to currently exercisable options and 728,375 of Common Stock held by Nevada Minerals Corporation.

Change in Control

        In September 1997, the Company entered into a letter of intent to acquire certain companies controlled directly or indirectly by Pierce Neuman, M.D. The assets of these companies consist primarily of 21 medical practice and MRI centers located in the greater New York metropolitan area. The letter of intent was further amended in December 1997. Collectively, the centers had revenues of approximately $65 million and estimated pre-tax profits in excess of $19 million in calendar year 1997. Pursuant to the proposed transaction, which shall take effect, if at all, upon execution of a definitive written agreement, Dr. Neuman will own or control approximately 60% of the Company's outstanding shares of Common Stock. There can be no assurance, however, that the Company will successfully negotiate such definitive written agreement for the purchase of these centers or meet its obligations of raising capital to complete the acquisition or that all the other conditions to closing will be met by any of the parties to the transaction.


Item 12.       Certain Relationships and Related Transactions

        On May 28, 1993, the Company acquired 50,000 tons of gold ore from Nevada Minerals Corporation in exchange for the issuance of 1,350,000 shares of restricted Common Stock. The gold ore was appraised as having a $5,000,000 value. On June 28, 1994, the Company formed a wholly owned subsidiary, Aurum Mining Corporation, with the gold ore as its only asset.

        On June 21, 1995, an agreement was signed between the Company and Accord whereby 100% of the stock of Aurum was exchanged for 6,000,000 shares of common stock of Accord. Accord was to pay the Company a royalty equal to 12.5% of the net mining income for the productive life of the property.

        On November 15, 1997, the Company returned the 6,000,000 shares of common stock of Accord in exchange for 100% of the common stock of Aurum.

        In November 1996, Mr. Fred L. Singer produced a marketing video for the Company and received $25,000 in compensation.

        On December 3, 1996, the Company granted an option to purchase 375,000 shares of Common Stock to Burton Dubbin, Mr. Henry Dubbin's son. The option is exercisable at $1.69 per share until December 2006.

        In August 1997, Mr. Burton Dubbin terminated his employment with the Company and entered into a consulting agreement for a period of two years at a fee of $150,000 per year, plus 125,000 shares of Common Stock, with 25,000 shares issued immediately and 5,000 shares issued monthly. In addition, the option to acquire 375,000 shares of Common Stock has been amended to provide for immediate exercisability and extension until August 2007.

                                     PART IV

Item 13.       Exhibits, Financial Statements and Reports on Form S-K

         The following documents are filed as part of this Annual Report on Form 10-KSB.

(a)      Financial Statements:                                              Page

         Report of Independent Certified Public Accountants on
         consolidated financial statements for the year ended
         May 31, 1997..................................................      F-1

         Report of Independent Certified Public Accountants on
         consolidated financial statements for the year ended
         May 31, 1996..................................................      F-2

         Consolidated Balance Sheet as of May 31, 1997 and 1996..........    F-3

         Consolidated Statement of Operations for the years ended
         May 31, 1997 and 1996 ..........................................    F-5

         Consolidated Statement of Stockholders' Equity for the years
         ended May 31, 1997 and 1996 ....................................    F-6

         Consolidated Statement of Cash Flows for the years ended
         May 31, 1997 and 1996...........................................    F-7

         Notes to Consolidated Financial Statements......................    F-9

(b)      Reports on Form 8-K.

         An amendment to a Form 8-K, filed on February 27, 1997, was filed on March 10, 1997 to include pro forma financial statements giving effect to the disposition of the clinics in Jacksonville and Orange Park, Florida and a press release announcing the Company's intention to write-down its investment in Accord Futronics Corp.

         A report on Form 8-K, dated March 19, 1997, was filed with the Securities and Exchange Commission on April 3, 1997 disclosing the rescission of the Company's acquisition of the four Long Island, New York based physical therapy care centers.

         A report on Form 8-K, dated April 29, 1997, was filed with the Securities and Exchange Commission on May 6, 1997 disclosing the resignation of Simon Krowitz Bolin & Associates, P.A. as the Company's independent auditors.

(c) The following documents are filed as exhibits to this Annual Report on Form 10-KSB.

3.1 Certificate of Incorporation, as amended. Incorporated by reference from Registration Statement on Form S-18 - Commission File No. 33-8166B, August 20, 1986.

3.2 Amendments to Certificate of Incorporation dated August 1, 1994. Incorporated by reference from Exhibit 3.2 of the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995.

3.3 By-Laws. Incorporated by reference from Registration Statement on Form S-18 - Commission File No. 33-8166B, August 20, 1986.

4.1 Form of Common Stock Certificate. Incorporated by reference from Form 10-KSB for the fiscal year ended May 31, 1994.

4.2 Option Agreement, dated June 21, 1995, between Registrant and Accord Futronics Corporation. Incorporated by referenced from Exhibit 4.2 of the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995.

4.3 Term Loan Agreement, dated September 30, 1996, between Oak Tree Medical Management, Inc. and First Union National Bank. Incorporated by referenced from Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 1996.

4.4 Security Agreement, dated September 30, 1996, between Oak Tree Medical Management, Inc. and First Union National Bank. Incorporated by referenced from Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 1996.

4.5 Promissory Note, dated September 30, 1996, between Oak Tree Medical Management, Inc. and First Union National Bank. Incorporated by referenced from Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 1996.

4.6 Unconditional Guaranty, dated September 30, 1996, among Registrant, Oak Tree Medical Management, Inc. and First Union National Bank. Incorporated by referenced from Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 1996.

4.7* Purchase Agreement, dated July 23, 1997, between Oak Tree Medical Practice, P.C. and PFS VI, Inc.

10.1 Form of 1994 Equity Performance Plan. Incorporated by reference from Information Statement dated July 11, 1994.

10.2 Form of Employment Agreement with Mr. Irwin Bosh Stock. Incorporated by reference from Form 10-KSB for the Fiscal Year Ended May 31, 1994.

10.3 Form of Employment Agreement with Mr. Henry Dubbin. Incorporated by reference from Form 10-KSB for the Fiscal Year Ended May 31, 1994.

10.4 Form of Acquisition Agreement between Registrant and 1st Coast Physical Medicine Associates, Inc. Incorporated by reference from Form 8-K, filed January 1995.

10.5 Amended Oak Tree Medical Systems, Inc. Extension Agreement for Acquisition by Acorn I, Inc. from 1st Coast Physical Medicine Associates Inc. of 1st Coast Rehabilitation Inc. and 1st Coast Physical Therapy Inc. Incorporated by reference from Form 10-KSB filed for the fiscal year ended May 31, 1995.

10.6 Employment   Agreement  between   Registrant  and  Dr.  Ronald  W.  Dennie.
     Incorporated by reference from Form 10-KSB filed for the fiscal year ended May 31, 1995.

10.7 Form of purchase agreement between Registrant and Cassandra Armstrong and Martha Nugent. Incorporated by reference from Form 10-KSB filed for the fiscal year ended May 31, 1995.

10.8 Form of purchase agreement between Registrant and Vladimir Kavchenko. Incorporated by reference from Form 10-KSB filed for the fiscal year ended May 31, 1995.

10.9 Agreement of Sale, dated October 1, 1996, among Oak Tree Medical Management, Inc. and Orthopedic & Sports Therapy Services of Queens, L.P. and Parkside of Queens, Inc. Incorporated by reference from Form 10-QSB filed for the fiscal quarter ended August 31, 1996.

10.10 Agreement of Sale, dated October 1, 1996, between New Medical Practice, P.C. and Parkside Physical Therapy Services, P.C. Incorporated by reference from Form 10- QSB filed for the fiscal quarter ended August 31, 1996.

10.11 Agreement of Sale, dated October 1, 1996, among Oak Tree Medical Management, Inc. Gary Danziger and PTSR, Inc. Incorporated by reference from Form 10-QSB filed for the fiscal quarter ended August 31, 1996.

10.12* Employment  Agreement,  dated as of October 1, 1996,  between New Medical
       Practice, P.C. and Gary Danziger.

10.13 Executive Employment Agreement, dated as of December 3, 1996, between Registrant and William Kedersha. Incorporated by reference from Form 10-QSB filed for the fiscal quarter ended November 30, 1996.

10.14 Stock Option Agreement, dated as of December 3, 1996, between Registrant and Burton Dubbin. Incorporated by reference from Form 10-QSB filed for the fiscal quarter ended November 30, 1996.

10.15 Purchase Agreement, dated as of February 6, 1997, among Registrant, Acorn CORF I, Inc., Riverside CORF, Inc. and MB Data Corporation. Incorporated by reference from Form 8-K filed on February 27, 1997.

10.16 Letter Agreement of Rescission, dated March 19, 1997, from Oak Tree Medical Management, Inc. to James O'Neill, Mark Gentile and Maple Health Inc. Incorporated by reference from Form 8-K filed on April 3, 1997.

10.17* Agreement of Sale, dated July 16, 1997, between Oak Tree Medical Practice, P.C. and Peter B. Saadeh, M.D.

10.18* Consulting Agreement, dated as of August 29, 1997, between Registrant and Burton Dubbin.

16.1 Letter from Simon Krowitz Bolin & Associates, P.A., dated May 6, 1997, addressed to the Securities and Exchange Commission. Incorporated by reference from Form 8-K, filed May 6, 1997.

22.1     Subsidiaries:

         Acorn CORF, Inc.                                 Florida
         Acorn CORF I, Inc.                               Nevada
         Aurum Mining Corporation                         Nevada
         1st Coast Rehabilitation, Inc.                   Florida
         Oak Tree Financial Services, Inc.                Florida
         Oak Tree Medical Management, Inc.                New York
         Riverside CORF, Inc.                             Florida

27.1*    Financial Data Schedule.

-------------------------------
* Filed herewith.

                         OAK TREE MEDICAL SYSTEMS, INC.

                                AND SUBSIDIARIES

                        ---------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                        YEARS ENDED MAY 31, 1997 AND 1996

                         OAK TREE MEDICAL SYSTEMS, INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        YEARS ENDED MAY 31, 1997 AND 1996



                                      INDEX



INDEPENDENT AUDITORS' REPORT - Year ended May 31, 1997                       F-1

INDEPENDENT AUDITORS' REPORT - Year ended May 31, 1996                       F-2

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET                                              F-3

     CONSOLIDATED STATEMENT OF OPERATIONS                                    F-5

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                          F-6

     CONSOLIDATED STATEMENT OF CASH FLOWS                                    F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-9

Board of Directors
Oak Tree Medical Systems, Inc.
Flushing, New York


                          INDEPENDENT AUDITORS' REPORT

         We have audited the accompanying consolidated balance sheet of Oak Tree Medical Systems, Inc. and Subsidiaries as of May 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Tree Medical Systems, Inc. and Subsidiaries as of May 31, 1997, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


/S/ MOST HOROWITZ & COMPANY, LLPs

New York, New York
November 21, 1997 (December 31, 1997,
  as to Notes 13 and 14)

Report of Independent Certified Public Accountants

S
Oak Tree Medical Systems, Inc.
Hialeah, Florida

We have audited the accompanying restated consolidated balance sheet of Oak Tree Medical Systems Inc. as of May 31, 1996, and the related restated consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Theses financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Tree Medical Systems, Inc. as of May 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles




/s/ Simon, Krowitz. Bolin and Associates, P.A.


August 13, 1996
August 29, 1996 as to Note 12

                         OAK TREE MEDICAL SYSTEMS, INC.

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                              MAY 31, 1997 AND 1996

                                     ASSETS

                                                  1997               1996
                                               ----------       -----------
CURRENT ASSETS
  Cash (Note 17)                               $  125,919      $   292,315
  Patient care receivables (net of
    allowance for contractual allowances
    and doubtful accounts of $860,123
    in 1997 and $1,486,270 in 1996)
    (Notes 4, 6 and 9)                            848,269        3,158,325
  Other current assets                            141,622           68,621
  Note receivable - current
    portion (Note 14)                             264,401
                                               ----------

         TOTAL CURRENT ASSETS                   1,380,211        3,519,261

  NOTE RECEIVABLE (Note 14)                       109,534
  INVESTMENT IN AFFILIATED COMPANY
    (Note 7)                                    4,994,214        5,000,000
  FIXED ASSETS (Notes 8 and 9)                    507,163          394,145
  OTHER ASSETS                                     80,666           58,657
  GOODWILL (Note 3)                                37,141        1,252,143
                                               ----------      -----------

         TOTAL ASSETS                          $7,108,929      $10,224,206
                                               ==========      ===========


                                   (CONTINUED)

                        See notes to financial statements

                         OAK TREE MEDICAL SYSTEMS, INC.

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                              MAY 31, 1997 AND 1996

                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  1997                  1996
                                               ------------         -----------
CURRENT LIABILITIES
  Note payable - bank (Note 9)                  $  197,305
  Accounts payable and accrued expenses          1,071,843         $   920,363
  Deferred compensation (Note 13)                  100,000
  Note payable (Note 6)                                                310,623
  Current portion of long-term
    debt (Note 10)                                 294,445              62,073
  Current portion of capitalized lease
    obligations (Note 11)                          147,756              85,773
  Deferred income taxes payable
    (Note 12)                                                          558,782
                                                ----------         -----------

         TOTAL CURRENT LIABILITIES               1,811,349           1,937,614

LONG-TERM DEBT (NOTE 10)                            92,667             128,481
CAPITALIZED LEASE OBLIGATIONS (Note 11)            311,587
OBLIGATION TO ISSUE SHARES OF COMMON
  STOCK (Note 4)                                                       349,765
                                                ----------         -----------

         TOTAL LIABILITIES                       2,215,603           2,415,860
                                                ----------         -----------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (Note 5)
  Common stock, $.01 par value;
    authorized: 25,000,000 shares;
    issued and outstanding: 2,888,144
    shares, as of May 31, 1997, and
    2,619,869 shares as of May 31, 1996             28,881              26,199
  Additional paid-in capital                     9,772,472           9,766,573
  Deficit                                      ( 4,726,638)       (  1,984,426)
  Less: prepaid consulting and stock
    subscription receivable                    (   181,389)
                                               -----------         ------------

         TOTAL STOCKHOLDERS' EQUITY              4,893,326           7,808,346
                                                ----------         -----------

         TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY          $7,108,929         $10,224,206
                                                ==========         ===========

                        See notes to financial statements

                         OAK TREE MEDICAL SYSTEMS, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                        YEARS ENDED MAY 31, 1997 AND 1996

                                                       1997             1996
                                                    ----------       ----------
REVENUE
  Patient services (Note 6)                         $3,344,559       $4,663,792
                                                    ----------       ----------

EXPENSES
  Costs of patient services                          1,875,770        1,910,452
  Selling, general and administrative                3,283,010        1,035,782
  Depreciation and amortization                        170,890          180,777
  Interest - net                                       403,724          130,920
  Losses on sales and rescission
    (Notes 4 and 14)                                   777,054
                                                    ----------       ----------

         TOTAL EXPENSES                              6,510,448        3,257,931
                                                    ----------       ----------

         (LOSS) INCOME BEFORE INCOME TAXES
           AND EXTRAORDINARY INCOME                ( 3,165,889)       1,405,861

INCOME TAX BENEFIT (EXPENSE) (Note 12)                 546,677         (346,770)
                                                    ----------       ----------

         (LOSS) INCOME BEFORE
           EXTRAORDINARY INCOME                    ( 2,619,212)       1,059,091

CANCELLATION OF INDEBTEDNESS (Note 16)                  65,000
                                                    ----------       ----------

         NET (LOSS) INCOME                         ($2,554,212)      $1,081,753
                                                    ==========       ==========


(LOSS) INCOME PER COMMON SHARE
  Before extraordinary income                           ($1.02)            $.42
  Extraordinary income                                     .03
                                                         -----

         NET (LOSS) INCOME PER COMMON SHARE             ($ .99)            $.42
                                                         =====             ====

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING               2,575,361        2,550,456
                                                     =========        =========


                        See notes to financial statements

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        YEARS ENDED MAY 31, 1997 AND 1996


                                                                                                       Prepaid
                                                        Common Stock                                   Consulting
                                                   ----------------------    Additional                and Stock      Total
                                                                             Paid-in                   Subscription   Stockholders'
                                                    Shares        Amount     Capital        Deficit    Receivable     Equity
                                                    ------        ------     -------        -------    ----------     ------

Balance - May 31, 1995, as reported                2,046,969     $20,470     $8,035,371    ($2,927,491)                $5,128,350

Restatements (Note 5)                                467,500       4,675      1,206,013    (   116,026)                 1,094,662
                                                  ----------     -------    -----------   ------------                 ----------

     Balance - May 31, 1995, as restated           2,514,469      25,145      9,241,384    ( 3,043,517)                 6,223,012

Sales of common stock                                 82,200         822        405,178                                   406,000

Issuance of shares for services (Note 5)              23,200         232        120,011                                   120,243

Net income for year ending May 31, 1996                                                       1,059,091                 1,059,091
                                                   ---------    --------     ----------     -----------                ----------

     Balance - May 31, 1996, as restated           2,619,869      26,199      9,766,573     ( 1,984,426)                7,808,346

Sales of common stock                                325,333       3,253        251,747                                   255,000

Issuance of common stock upon acquisition             54,237         542        399,458                                   400,000

Reacquisition of shares upon sale of Florida        (400,000)     (4,000)    (1,068,000)    (   188,000)               (1,260,000)

Issuance of common stock on acquisition
  and rescission                                      14,286         143         99,857                                   100,000

Exercise of options                                   50,000         500         24,500                     (25,000)

Issuance of shares for services                      224,419       2,244        298,337                    (170,750)      129,831

Amortization of prepaid consulting                                                                           14,361        14,361

Net loss for year ending May 31, 1997                                                       ( 2,554,212)               (2,554,212)
                                                   ---------     -------    -----------      -----------   ---------   -----------

     Balance - May 31, 1997                        2,888,144     $28,881     $9,772,472     ($4,726,638)  ($181,389)   $4,893,326
                                                   =========     =======     ==========      ==========    ========    ===========

                        See notes to financial statements

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 1997 AND 1996

                                                      1997            1996
                                                     ------          -----
OPERATING ACTIVITIES
    Net (loss) income                             ($2,554,212)     $1,059,091
    Adjustments to reconcile net (loss)
        income to net cash used in operating
        activities
           Bad debts                                1,390,276
           Losses on sales and rescission             777,054
           Depreciation and amortization              464,943        180,777
           Common stock issued for services           128,081        120,243
           Deferred compensation                      100,000
           Equity in loss of investment                 5,786
           Capitalization of deferred
               interest and other financing fees     (662,500)
           Deferred income taxes                     (558,782)       558,782
           Cancellation of indebtedness               (65,000)
           Abandonment of leasehold
               improvements                                           93,557
           Increase (decrease) in cash from
               Patient care receivables            (1,780,591)    (1,400,050)
               Other current assets                   (68,001)         8,897
               Other assets                            (4,531)        32,151
               Accounts payable and
                 accrued expenses                     762,245       (438,352)
               Income taxes payable                                 (280,338)
                                                     ----------    ----------

        NET CASH USED IN OPERATING ACTIVITIES      (2,065,232)       (65,242)
                                                     ----------    ----------

INVESTING ACTIVITIES
    Proceeds from sales of fixed assets               450,230
    Proceeds from sales of Florida centers
        (net of expenses of $13,451)                  101,549
    Collection of note receivable                      85,000
    Acquisition (net of notes payable of
        $189,000, accounts payable of $65,000
        and common stock issued of $400,000)         (436,911)
    Advances on rescission                           (412,506)
    Purchases of fixed assets (net of
        capitalized lease obligations of
        $466,444 in 1997 and $80,223 in 1996)        (275,293)      (181,670)
    Expenses of rescission                             (5,866)
    Purchases of licenses                                            (40,000)
    Other                                                             37,761
                                                    ----------     ----------

        NET CASH USED IN INVESTING ACTIVITIES        (493,797)      (183,909)
                                                    ----------     ----------



                                   (CONTINUED)

                        See notes to financial statements

                         OAK TREE MEDICAL SYSTEMS, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        YEARS ENDED MAY 31, 1997 AND 1996

                                   (CONTINUED)


                                                    1997         1996
                                                  ------        -----
FINANCING ACTIVITIES
    Proceeds of notes payable - other        $ 2,561,261    $  44,975
    Proceeds of long-term debt                   450,000      310,623
    Proceeds from issuance of common stock       241,750      421,000
    Proceeds of note payable - bank              200,000
    Payments of notes payable - other           (614,979)
    Payments of long-term debt                  (421,134)    (355,208)
    Payments of capitalized lease
        obligation                               (21,570)     (18,120)
    Payments of note payable - bank               (2,695)
                                               ----------

        NET CASH PROVIDED BY
           FINANCING ACTIVITIES                2,392,633      403,270
                                              ----------     --------

        NET (DECREASE) INCREASE IN CASH         (166,396)     154,119

CASH - Beginning of year                         292,315      138,196
                                              ----------     --------

Cash - End of year                           $   125,919     $292,315
                                              ==========     ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
        Interest paid                        $  394,559      $130,928
                                             ----======      ========

                        See notes to financial statements

                         OAK TREE MEDICAL SYSTEMS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS

         Oak Tree Medical Systems, Inc. and Subsidiaries (Company) operate physical therapy care centers in northeastern Florida (Note 4) and New York (Note 3).


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Financial Statements

         The consolidated financial statements include the accounts of Oak Tree Medical Systems, Inc. and its wholly-owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity over which the Company exercises significant influence and control. All material intercompany balances and transactions have been eliminated.

         Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investment In Affiliated Company

         Investment in affiliated Company was reported on the equity method.

         Fixed Assets

         Physical therapy equipment and office equipment and furniture were stated at cost and are being depreciated on the straight-line method over the estimated useful lives of the assets which are five years. Leasehold improvements were stated at cost and were amortized over the terms of the leases or the estimated useful lives of the assets which is seven years, whichever is less.

         Goodwill

         Goodwill resulting from acquisitions of established physical therapy care centers, represents costs in excess of net assets acquired and is being amortized on a straight-line basis over twenty years. Annually, the Company evaluates goodwill for impairment by comparing estimated discounted future cash flows to net book value.

         Patient Service Revenue

         Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers and others for services rendered.

         Stock Based Compensation

         Stock based compensation to employees and nonemployees has been recorded on the fair value method.

         Income Taxes

         Deferred income taxes have been provided for temporary differences between consolidated financial statement and income tax reporting, resulting primarily from the use of the cash basis method for income tax purposes and net operating loss carryforwards.

         Earnings Per Share

         Earnings per share were computed based on the weighted average number of common shares and common share equivalents outstanding during the year.

         The Company adopted FASB Statement No. 128, "Earnings Per Share", which changed the calculations and disclosures of earnings per share for the year ended May 31, 1997 without a material effect.


3.       ACQUISITION

         On October 1, 1996, the Company acquired the operations of three physical therapy care centers and a hospital service contract located primarily in New York City for $900,000, payable: (a) $400,000 in cash, (b) $100,000 by the assumption of a note payable (Note 10) and (c) the issuance of 54,237 shares of common stock to a creditor of the seller. In addition, the seller will receive 10,000 shares of common stock issuable on October 1, 1998, but no less than $100,000.

         In connection with the acquisition, the Company incurred expenses of $101,911, including a finder's fee of $90,000 to a company in which the wife of the former chief executive officer of the Company is an owner, and which was agreed to prior to employment by the Company. The finder's fee was paid $25,000 in cash and the balance was due in a note payable due on January 15, 1998, with interest at 12.5%, per annum (Note 16).

         In addition, the Company assumed three leases for physical therapy care centers (Note 13).

         The results of operations of the acquired centers have been included in the consolidated statement of operations from October 1, 1996, the date of the acquisition. The acquisition was recorded on the purchase method and the total purchase price, including related costs (and net of the imputed interest of $11,000 on the amount due to seller), was allocated to the fair values of the assets acquired and the excess to goodwill, as follows:

         Patient care receivables (net of
           allowances for doubtful accounts)          $  750,000
         Supplies                                          5,000
         Physical therapy equipment                      261,689
         Deposits                                         35,800
         Goodwill                                         38,422
                                                      ----------

                                                      $1,090,911
                                                      ==========


4.       SALES OF FLORIDA CENTERS

         On February 12, 1997, certain subsidiaries sold substantially all of the assets and operations of the physical therapy care centers in Jacksonville and Orange Park, Florida. In addition, the Company sold all the outstanding shares of another subsidiary which held the receivables of the two centers, and was the debtor under the receivables funding facility (Note 6).

         In exchange for the assets and subsidiary sold, the Company received $100,000 in cash and a note in the amount of $100,000 and the purchaser assumed $86,150 of accounts payable and a note payable of $1,812,500. In exchange for the consent of the lender of the patient care receivables funding facility (Note
6), the Company transferred to the lender $700,000 of additional patient care receivables.

         In addition, the Company reacquired 400,000 shares of common stock from an employee, valued at $3.15, per share, and then retired the shares. The Company was also released of an obligation to issue additional shares of common stock.

         In April 1997, the Company sold its physical therapy care center in St. Augustine, Florida, completing its exit from Florida. The sale price was $25,000 in cash, of which $15,000 was paid at the closing, $5,000 on April 26, 1997 and $5,000 on May 29, 1997.

         A summary of the aggregate loss on the sales of the Florida centers is as follows:

         Reacquisition of common stock                      $1,260,000
         Purchase prices                                       225,000
         Assumption of note payable                          1,812,500
         Cancellation of obligation to
           issue shares of common stock                        349,765
         Assumption of accounts payable                         86,150
         Costs of assets sold                              ( 2,958,623)
         Additional allowance for
           doubtful patient care receivables               (   967,500)
         Write-off of deferred interest and
           other financing fees (Note 6)                   (   386,458)
         Allowance for collection of
           note receivable                                 (   100,000)
         Expenses of sales                                 (    13,451)
                                                            ----------

                  Loss on sales                            ($  692,617)
                                                            ==========



5.       COMMON STOCK

         Prior Period Adjustments

         The Company's consolidated financial statements have been restated as of May 31, 1995 to reflect the issuance of 400,000 shares of common stock, with a fair value of $1,072,000, issued in connection with the acquisition of a Florida physical therapy care center acquired in January 1995, which had been reported as issued during the year ended May 31, 1996.

         The Company's consolidated financial statements as of May 31, 1995 and 1996 have also been restated to reflect the issuance of shares of common stock in exchange for various services. These shares have been valued at their fair values on their respective dates of issuance, as follows:

         Years Ending
            May 31,                     Shares                 Value
         ------------                   ------                --------

             1995                       67,500                $138,688
             1996                       23,200                 120,243
                                        ------                --------

                                        90,700                $258,931
                                        ======                ========



         The effect of the restatement was to decrease net income for the years ended May 31, 1996 and 1995 by $72,146 ($.03, per share) and $116,026 ($.05, per share), respectively, net of income taxes of $22,662 and $48,097, respectively.

         Exercise of Options

         On April 9, 1997, options were exercised to acquire 50,000 shares of common stock at $.50, per share, in exchange for a note receivable due on April 15, 1999, with interest at 8.5%, per annum. These options had been acquired from Accord (Note 7).

         Issuance of Common Stock

         Through May 31, 1997, the Company issued an aggregate of 26,919 shares of common stock in exchange for legal services. The shares were valued at an average price of $3.66, per share.

         On September 3, 1997, the Company entered into a settlement agreement with its former chief executive officer and issued 22,500 shares of common stock and, as of May 31, 1997, recorded the shares of common stock at $29,531.

         Options

         On December 31, 1996, in exchange for legal services, the Company granted options to purchase 17,500 shares of common stock, exercisable at $1.75, per share, through May 1, 2001.

         Public Relations Consulting Agreements

         In April and May 1997, the Company entered into three public relations consulting agreements, two for a period of one year and the other through December 31, 1997, for an aggregate compensation of: (a) 175,000 shares of common stock for an aggregate purchase price of $1,750, (b) $3,000, per month, for one year and (c) options to acquire 525,000 shares of common stock. The options are exercisable at $2 to $5, per share, through December 31, 1998, as extended. The shares were recorded at $.75 to $1.69, per share. The aggregate consulting fees of $170,750 have been capitalized and are being amortized over the terms of the agreements.

         Subsequent to May 31, 1997, options for 110,250 shares, at prices ranging from $2 to $3, per share, respectively, have been exercised.

         Stock Option Plans

         As of May 31, 1996, the Company terminated its 1986 stock option plan. No options were granted under the plan.

         The Company has a Performance Equity Plan (Plan) under which it may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards to purchase up to 600,000 shares of common stock to officers, directors, key employees and consultants. The Company may not grant any options with a purchase price less than fair market value of common stock as of the date of the grant. Through May 31, 1997, the Company had not granted any options under the Plan.

         Reserved Shares

         As of May 31, 1997, the Company has reserved the following shares of common stock:

         Plan                                            600,000
         Options to consultants (a)                      917,500
         Options to directors/officers (b)               620,000
         Options to former employee  (c)                   5,000
                                                       ---------

                                                       2,142,500
                                                       =========

         (a)      exercisable from $1.69 to $5, per share, through December
                  2001

         (b)      exercisable from $1 to $2, per share, through April 1999

         (c)      exercisable at $1.66, per share, through September 1997

         The value of all options issued by the Company has been assumed to be immaterial.


6.       PATIENT CARE RECEIVABLES

         In December 1995, the Company entered into a borrowing agreement under which the Company borrowed funds utilizing its patient care receivables as collateral. The agreement required loan discounts of 1.5%, per advance, interest of 1.5% on monthly outstanding balances and a fee of 2%, per advance.

         In September 1996, the Company refinanced its patient care receivable agreement, whereby approximately $2,613,000 of patient care receivables were provided as collateral for a loan of $1,912,500. In the event that the lender collects funds in excess of the original $1,912,500, such excess shall be refunded to the Company, less collection charges. As collection of any amounts is not probable, the Company has written-off these patient care receivables. Upon closing, the Company paid interest and other financing fees of $662,500.

         As of May 31, 1997 and 1996, patient care receivables included approximately 13% and 37%, respectively, due from Medicare.

7.       INVESTMENT IN AFFILIATED COMPANY

         As of May 31, 1997, investment in affiliated company consisted of:

                  Investment                $5,000,000
                  Equity in loss           (     5,786)
                                            ----------
                                            $4,994,214
                                            ==========

         In June 1995, the Company exchanged 100% of the common stock of a subsidiary, which only owned an interest in gold ore (which was previously acquired for common stock of the Company, with a value of $5,000,000) for 6,000,000 shares of common stock of Accord Futronics Corp. (Accord), approximately 30%, and Accord was to pay the Company a royalty of 12.5% of net production income from processing the ore. No gain or loss was recognized on the exchange.

         On November 15, 1997, the Company returned the 6,000,000 shares of common stock to Accord in exchange for 100% of the common stock of the subsidiary. Accord had not yet commenced mining nor anticipated commencing in the near future, and the Company desired to commence such mining or other provision for the gold. No gain or loss was recognized on the exchange.

         As  of  May  31,  1996,  the  latest  date  available,   the  unaudited
consolidated condensed financial statements of Accord were:

                                  BALANCE SHEET

         CASH, CASH EQUIVALENTS, AND
           MARKETABLE SECURITIES             $ 1,365,591
         INVESTMENT IN GOLD RESERVES          42,875,000
         OTHER ASSETS                          1,115,122
                                             -----------

                  TOTAL ASSETS               $45,355,713
                                             ===========

         LIABILITIES                                NONE
         SHAREHOLDERS' EQUITY                $45,355,713
                                             -----------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY     $45,355,713
                                             ===========


                             STATEMENT OF OPERATIONS

         REVENUES                               $195,007
         EXPENSES                              ( 214,294)
                                                --------

                  NET LOSS                     ($ 19,287)
                                                ========

8.       FIXED ASSETS

         As of May 31, 1997 and 1996, fixed assets consisted of the following:

                                                1997               1996
                                              --------           --------

         Physical therapy equipment           $499,437           $334,435
         Office equipment and furniture         40,258            166,870
         Leasehold improvements                                    50,923
                                              --------           --------

                                               539,695            552,228

         Less: accumulated depreciation and
                           amortization         32,532            158,083
                                              --------           --------

                                              $507,163           $394,145
                                              ========           ========


         As of May 31, 1997, fixed assets included capitalized lease assets of $514,632.


9.       NOTE PAYABLE - BANK

         On September 30, 1996, the Company entered into a loan agreement with a bank for a line of credit of $200,000 and a term loan of $400,000 (Note 10). The term loan is payable in equal monthly installments of $22,222, plus interest at 1% above the prime rate, per annum, through March 31, 1998. The term loan and line of credit loan are collateralized by the accounts receivable, fixed assets, etc. of the New York City physical therapy care centers. The proceeds of the term loan were used in connection with the New York City acquisition (Note 3).

         As of May 31, 1997, interest on the loans was 9.5%, per annum.

         On September 10, 1997, the line of credit and term loans were paid-off (Note 19).

10.      LONG-TERM DEBT

         As of May 31, 1997 and 1996, long-term debt consisted of the following:

                                                   1997                1996
                                                 --------            --------

         Note payable to bank (Note 9)           $244,445

         Due to officer (a) (Note 3)               92,667

         Note payable assumed, paid in
           November 1997, with interest
           at 6.07%, per annum (Note 3)            50,000

         Note payable to bank, with
           interest at prime plus 1%, per
           annum                                                     $155,579

         Note payable, without interest                                34,975
                                                 --------            --------

                                                  387,112             190,554

         Less: current portion                    294,445              62,073
                                                 --------            --------

                                                 $ 92,667            $128,481
                                                 ========            ========



         (a)      Chief operating officer of the Company (Note 13).


11.      CAPITALIZED LEASE OBLIGATIONS

         In March 1997, the Company purchased primarily physical therapy equipment which were subject to existing operating leases for an aggregate cost of $250,230. This equipment and other fixed assets with a net book value of $239,862 were then sold for $450,230 and leased back for a period of five years. The leaseback has been accounted for as a capitalized lease. The loss of $39,862 realized on the sale and leaseback has been deferred and is being amortized over the term of the lease.

         Obligations under the capitalized leases and the related assets were recorded at the lower of the present value of the minimum lease obligations or the fair market value of the assets. The implicit interest rates on the capital leases were approximately 11% to 17%, per annum.

         As of May 31, 1997, the future minimum annual lease obligations under the capital leases were as follows:

         Years Ended
           May 31,
         -----------
             1998                                     $147,756
             1999                                      132,677
             2000                                      129,747
             2001                                      125,405
             2002                                      100,482
                                                      --------

         Total minimum lease obligations               636,067

         Less: amount representing interest            176,724
                                                      --------

         Present value of minimum lease
           obligations                                 459,343

         Less: current portion of capitalized
           lease obligations                           147,756
                                                      --------
                                                      $311,587
                                                      ========


12.      INCOME TAXES

         For the years ended May 31, 1997 and 1996, income tax benefit (expense) consisted of the following:

                                                   1997                 1996
                                                --------              --------

          Current:   State                     ($ 12,105)             $  4,019
                     Reversal of prior
                       year's overaccrual                              230,655
                                                --------              --------
                                               (  12,105)              234,674
                                                --------              --------

          Deferred:  Federal                     458,782             ( 463,782)
                     State                       100,000             (  95,000)
                                                --------              --------

                                                 558,782             ( 558,782)
                                                --------              --------

                                                $546,677             ($324,108)
                                                ========              ========

         For the years ended May 31, 1997 and 1996, the tax effects of timing differences which gave rise to deferred income taxes were as follows:

                                                 1997                1996
                                              ----------           -------

         Net operating loss
           carryforwards                      $  100,000           $300,000
         Cash basis                            1,068,782          ( 918,782)
         Less valuation allowance            (   610,000)            60,000
                                              ----------          ---------

                                              $  558,782          ($558,782)
                                              ==========          =========


         As of May 31, 1997 and 1996, the tax effects of the components of deferred income tax were as follows:

                                                  1997                1996
                                                --------            -------

         Net operating loss carryforwards       $600,000           $500,000
         Cash basis                              100,000          ( 968,782)
         Less valuation allowance              ( 700,000)         (  90,000)
                                                --------           --------

                                                    None          ($558,782)
                                                ========           ========

         The following is a reconciliation of income taxes computed at the 34% statutory rate to the provision for income taxes:

                                                 1997                1996
                                              ----------           --------

         Tax at statutory rate                $1,060,000          ($463,000)
         State income tax                         87,895          (  50,981)
         Reversal of prior year's
           Federal overaccrual                                      194,674
         Valuation allowance                 (   610,000)            60,000
         Other                                     8,782          (  64,801)
                                              ----------           --------

                                              $  546,677          ($324,108)
                                              ==========           ========


         As of May 31, 1997, realization of the Company's deferred tax assets of $700,000, resulting from the net operating loss carryforwards and temporary differences, is not considered more likely than not, and accordingly, a valuation allowance of $700,000 has been established.

         As of May 31, 1997, the Company had net operating loss carryforwards of approximately $1,800,000 to reduce future Federal taxable income, expiring through May 31, 2012. As a result of a prior change in control in ownership of the Company, utilization of approximately $225,000 of these net operating loss carryforwards, expiring through May 31, 2006, are limited to approximately $26,000, per year.

         The Company's consolidated financial statements have been restated to reflect the utilization of the income tax effect of net operating losses of $162,000 against deferred income taxes payable, as of May 31, 1996. The effect of this restatement was to increase net income for the year ended May 31, 1996 by $162,000 ($.06, per share).


13.      COMMITMENTS AND CONTINGENCIES

         Leases

         The Company is committed under noncancellable leases for centers and office space through November 2003, requiring minimum rents, plus additional rent for increases in real estate taxes and operating expenses.

         As of May 31, 1997, the future minimum aggregate annual payments under these leases were as follows:

         Years Ending
           May 31,
         ------------
              1998                                            $  321,801
              1999                                               336,778
              2000                                               349,702
              2001                                               367,494
              2002                                               362,536
         Thereafter                                              256,655
                                                              ----------
                                                              $1,994,966
                                                              ==========

         For the years ended May 31, 1997 and 1996, rent expense was $382,954 and $169,837, respectively.

         Employment Agreement

         The Company is committed under an employment agreement, as amended July 1997, to its chief operating officer through September 30, 1999, requiring: (1) an annual salary of $260,000; (2) deferred compensation for the year ended May 31, 1997 of either $100,000 or 50,000 shares of common stock; (3) bonuses, as defined, up to $30,000, per quarter; (4) options to purchase 350,000 shares of common stock, exercisable at $1, per share, through October 1, 1998; (5) a loan of $350,000, payable three years from the date of the loan, in cash or shares of common stock, at $1, per share, with interest at 7%, per annum, payable quarterly and (6) severance equal to 200% and 100% of annual salary if termination, as defined, during the twelve months ended September 30, 1998 or 1999, respectively. The loan will be collateralized by the 50,000 shares of common stock received and the option or shares acquired under the option.

         Litigation

         On September 1, 1995, a former owner of a center filed a lawsuit against a subsidiary (Note 4) asserting: (1) breach of contract for failure to pay amounts due under management service contracts, (2) breach of contract by improper termination of those contracts and (3) breach of a noncompete agreement by the physician who was the former sole stockholder of the subsidiary and was the Company's chief medical officer. Commencing April 30, 1994, and through May, 1995, the former owner provided management services for certain operations of the subsidiary. In December 1997, the matter was settled without material effect on the Company.

         During the year ended May 31, 1996, management provided $100,000 for legal costs and settlement, if any, and for the years ended May 31, 1997 and 1996, approximately $12,000 and $36,000, respectively, of costs were incurred.

         A subsidiary (Note 4) had filed suit against a former physician/employee to recover damages relating to the former employee's conduct in attempting to wrongfully bill and collect in his individual capacity, for medical services which he rendered while employed with the subsidiary. In December 1996, the matter was settled without a material effect on the Company.

         Subsequent to May 31, 1997, the Company and a former consultant settled a matter requiring the Company to issue 22,000 (and, if a certain stock value is not met, an additional 2,500) shares of common stock and pay $3,000 in cash. As of May 31, 1997, the Company accrued $75,000, the estimated settlement and legal fees.

         In April 1996, a former patient commenced a malpractice claim against the Company, certain subsidiaries and an employee. The claim was settled in November 1996 and the Company's insurance company paid the settled amount.

         In August 1997, the wife of a former chairman of the board of the Company commenced an action, as a stockholder, against the Company alleging unreasonable restraint on the transferability of certain shares of common stock of the Company and for breach of fiduciary duty on the part of the Company's chairman and is seeking unspecified damages and relief. Management, upon advise of counsel, believes the matter is without merit and will result in no material effect to the Company.

        In October 1997, an action was commenced against the Company, certain current and former directors, officers and consultants alleging, among other things, breach of fiduciary duties and seeks, among other things, the recission of the issuance of certain shares of common stock and related options to acquire shares of common stock. Management does not believe this action will have any material adverse effect on the Company.

         Insurance

         Upon the  sales of the  Company's  physical  therapy  care  centers  in
Florida (Note 4), the Company has self-insured for medical malpractice liabilities, if any, which may still arise from the Florida operations. Through November 21, 1997, the Company has not been notified of any claims for malpractice. The Company is unable to determine the effect, if any, of its self-insurance.

14.      ACQUISITION AND RESCISSION

         On December 11, 1996, the Company acquired certain assets of four physical therapy care centers and a management company located in Long Island, New York for an aggregate purchase price of $650,000 and 132,190 shares of common stock of the Company, plus other consideration. In connection with the acquisition, the Company incurred a finder's fee, equal to 10% of the purchase price, to a related company (Note 3).

         Effective February 28, 1997, the Company rescinded the acquisition and the sellers returned all stock and notes originally issued to them. The payments of the purchase price and the net revenues and expenses of these centers, for the period from December 11, 1996 to February 28, 1997, were converted to a note receivable of $448,935, including $15,000 for the purchase of 12,000 shares of common stock. The note was receivable $50,000 at closing, $25,000 on May 5, 1997 and the balance in eighteen equal monthly installments, with interest at 10%, per annum. In addition, the finder's fee was also cancelled.

         In addition, the Company was required to pay a landlord $100,000, which was settled by the issuance of 14,286 shares of common stock. Upon the rescission, the Company received $21,429 from the seller as a repayment, and such amount was included in the note receivable.

         The results of operations of the Long Island centers from December 11, 1996 through February 28, 1997 have not been included in the consolidated statement of operations.

         The Company recognized a loss on the rescission of $84,437.

         On December 11, 1997, the Company received $325,000 in full settlement of the remaining amount of the note receivable.


15.      RELATED PARTY TRANSACTIONS

         On December 3, 1996, the Company granted an option to purchase 375,000 shares of common stock to an employee who was a relative of the chairman of the board of directors. The option is exercisable at $1.69, per share, through December 2006. The options were to become exercisable upon the earlier of: (1) the Company meeting certain revenue and/or earnings criteria or (2) five years and being an employee of the Company.

         In August 1997, the above employee's employment terminated and the Company entered into a consulting agreement for a period of two years at a fee of $150,000, per year, plus 125,000 shares of common stock, issuable 25,000 shares immediately and 5,000 shares, per month, as long as the consultant has not been terminated, as defined.

         In addition, the option agreement to purchase 375,000 shares of common stock has been amended to provide for immediate exercisability and an extension until August 2007.


16.      FORGIVENESS OF INDEBTEDNESS

         During the year ended December 31, 1997, the related party (Note 3) forgave the balance due on the finder's fee of $65,000.


17.      CONCENTRATION OF CASH

         From time to time, the Company had cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.


18.      RECLASSIFICATION

         Certain 1996 amounts have been reclassified to conform to 1997 classifications.


19.      SUBSEQUENT EVENTS

         Acquisition

         On July 16, 1997, the Company acquired an additional physical therapy care center in New York City for a purchase price of $400,000, payable $100,000 in cash, which was paid at closing, and a note of $300,000 due in 18 quarterly installments of $18,343, including interest at 8%, per annum, commencing November 1, 1997. The note is collateralized by all the assets acquired. In addition, the seller, a physician, has entered into a noncompete agreement for four years. The purchase price may be reduced by $100,000, if the acquired center does not attain certain billings.

         In connection with the acquisition, the Company entered into a: (1) lease for the center requiring minimum annual rents of $47,738 increasing to $53,438 through August 2003, plus additional rent for increases in real estate taxes, operating expenses, etc., (2) consulting agreement with the seller for a six-month period and then on a month-to-month basis, at $150,000, per annum, and
(3) consulting agreement with the physical therapy care center administrator, a relative of the seller, for a six-month period and then on a month-to-month basis, at of $50,000, per annum.

         Sale and Leasebacks

         In August 1997, the Company sold the equipment acquired on July 16, 1997 for $171,335 and leased back the equipment for a period of five years requiring equal monthly payments of $4,215.

         Financing Arrangement

         In September 1997, the Company entered into an agreement to sell all existing and future patient care receivables for a period of two years. Under the agreement, the purchaser will advance 75% of under 180 day, eligible receivables, as defined. Upon each sale, the Company will pay a discount equal to prime plus 5%, per annum, and, at the initial closing, paid an origination fee of $17,457. The Company has guaranteed the collection of these receivables.

         On September 10, 1997, the Company closed on the initial sale of accepted receivables of $775,867 and used proceeds of $547,304 to payoff the notes payable - bank (Notes 9 and 10).

        Sale of Common Stock (Unaudited)

        On January 29, 1998, the company completed an offering for the sale of 1,500,000 shares of common stock for an aggregate purchase price of approximately $3,300,000 and incurred expenses of approximately $1,500,000 in connection with the offering.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 2, 1998                      OAK TREE MEDICAL SYSTEMS, INC.


                                              By:   /s/ HENRY DUBBIN
                                                  -------------------------
                                                  Henry Dubbin, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                            Title                           Date

  /s/ HENRY DUBBIN              President and Director          February 2, 1998
----------------------------
Henry Dubbin


  /s/ GARY DANZIGER             Chief Operating Officer,        February 2, 1998
----------------------------
Gary Danziger                   Vice President and Director


  /s/ FRED L. SINGER            Vice President and Director     February 2, 1998
----------------------------
Fred L. Singer