Form 10KSB/A
period 1997-05-31
OAK TREE MEDICAL SYSTEMS INC
filed 1998-02-05
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB/A

                         Amendment No. 1 to Form 10-KSB

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


        In July 1997, the Company acquired the management and assets of an additional center in New York City for a purchase price of $400,000. The purchase price may be reduced by $100,000 if the acquired center does not attain a certain level of billings. In connection with the acquisition, the Company entered into a lease for the acquired center through August 2003. In addition, the seller entered into a four-year noncompetition agreement and a six-month consulting agreement with the Company continuing on a month-to-month basis thereafter at

$150,000 per annum. The Company also entered into a six-month consulting agreement with the physical therapy care center administrator, a relative of the seller, continuing on a month-to-month basis thereafter at $50,000 per annum.

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

Sales of Florida Centers

        Following the Company's October 1996 acquisition of three New York City based physical therapy care centers and the hospital contract for the provision of physical therapy services, the Company determined to shift its geographic focus from North Florida to the New York City area. Consistent with this approach, in February 1997, the Company sold substantially all of the assets and operations of its clinics in Jacksonville and Orange Park, Florida. The Jacksonville assets were held by the Company's Acorn CORF I, Inc. subsidiary and the Orange Park assets were held by the Company's Riverside CORF, Inc. subsidiary. In addition, the Company sold all the shares of Oak Tree Receivables, Inc. ("OT Receivables"), a wholly-owned subsidiary of the Company, whose assets consisted of certain of the patient care receivables of the North Florida facilities along with an obligation under the receivables funding facility secured thereby. The purchase price was $200,000, consisting of $100,000 in cash paid at closing and a note in the amount of $100,000 payable in two installments in April and May 1997. As collection of the remaining amount is not probable, the Company has provided for a reserve against the entire amount of the note. In connection with the sale of the Florida centers, the purchaser agreed to assume $86,150 of accounts payable and the balance of the obligation of the receivables funding facility in the amount of $1,812,500. In exchange for the consent of the lender of the patient care receivables funding facility, the Company pledged as collateral to the lender additional accounts receivable in the amount of $700,000. The Company also terminated the employment agreement with the facilities' medical director, received the return of 400,000 shares of Common Stock which had been issued in connection with the Company's acquisition of the facilities in 1995 and was relieved from its obligation to issue an additional 145,000 shares of Common Stock.


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


         U.S. Consultancy, Inc. and FYM, Inc. v. Henry Dubbin, Burton Dubbin, Fred Singer, William Kedersha, Michael Gerber, Ellis Group, Inc., Liberty International, Inc., NFC (Service)Ltd. and Oak Tree Medical Systems, Inc., C.A. No. 15994 (Court of Chancery of the State of Delaware, New Castle County, Delaware). Plaintiffs filed an action on October 20, 1997, alleging, among other things, (i) the Company's failure to hold an annual meeting of stockholders within the time prescribed by Section 211 of Delaware General Corporation Law (the "DGCL") and (ii) breach of fiduciary duties by current and former officers and directors of the Company in (a) issuing shares of Common Stock for the purpose of entrenchment, (b) rejecting potential investment and acquisition opportunities for personal reasons, (c) engaging in self-dealing and wasteful transactions, (d) failing to file annual and quarterly reports with the Securities and Exchange Commission and (e) issuing unregistered stock of the Company. Plaintiffs sought, among other things, an order compelling the Company to hold an annual meeting of stockholders, rescission of all issuances of shares of Common Stock and options to certain individuals pursuant to Form S-8 registration statements filed in June 1997, and unspecified damages. Plaintiffs also sought to inspect certain books and records of the company pursuant to
Section 220 of the DGCL. Management does not believe this actrion will have any material adverse effect on the Company.



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

Sales of Equity Securities Pursuant to Regulation S


        On January  29,  1998,  the  Company  closed an  offshore  placement  of
1,500,000 shares of Common Stock for an aggregate purchase price of approximately $3.3 million. The Company incurred expenses of approximately $1.5 million, and received net proceeds of approximately $1.8 million. Signature Equities Agency, G.m.b.H., served as placement agent in connection with the offering.


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


        Revenues for Fiscal 1996 were $4,663,792 compared to $2,652,889 for Fiscal 1995, representing an increase of $2,010,903 or 76%. The increase is due to the difference in the periods of operations covered as discussed above and an increase in the number of patient visits which is a result of the differing periods of operations and an actual improvement in the number of patient visits.

        Expenses for Fiscal 1996 were $3,257,931 compared to $2,403,620 for Fiscal 1995, representing an increase of $854,311 or 36%. Expenses increased for the same reasons as revenues. Because of the difference in the operations for the periods, a strict comparison of overall margins are not meaningful for the two fiscal years, however the Company reduced its operating expenses from 91% of net patient service income in Fiscal 1995 to 70% of net patient service income in Fiscal 1996. Expenses include various compensation expenses, selling, general and administrative expenses, interest expenses and depreciation and amortization expenses. Compensation expense increased from $797,356 in Fiscal 1995 to $1,910,452 in Fiscal 1996 because of changes in the compensation of current employees, and undertaking the direct management of its business from outside sources and hiring employees directly rather than using leased personnel. Selling, general and administrative expenses declined from $1,501,538 to $1,035,782 because of the closing of two locations during Fiscal 1996 and the concomitant reduction of certain personnel, supply and rent expenses. Interest expenses increased from $38,600 to $130,920 because of increased borrowings under a number of credit arrangements for different purposes, the most significant of which was a receivables funding arrangement from A-R Funding, Ltd., which included a broker's fee for amounts borrowed.

        Net income for Fiscal 1996 was $1,059,091 compared to $144,931 for Fiscal 1995. Income before income taxes for Fiscal 1996 was $1,405,861 compared to $249,269 for Fiscal 1995. The Company reported income taxes of $346,770 for Fiscal 1996 and $104,338 for Fiscal 1995.


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


        The above factors contributed to a net loss of $2,554,212 for Fiscal 1997, compared with net income of $1,059,091 for the Fiscal 1996.


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


        A significant portion of the revenues of the Company are for services that are paid by third party payors, including insurance companies and Medicare. As is typical in the health care industry, the Company receives payment after services are rendered. Such payment is based, in part, on established cost reimbursement principles and is subject to audit and retroactive adjustment. While waiting for payment from third party payors, the Company is required to fund its expenses from internal and, to the extent available, external financing sources. The Company continues to hold approximately $1,755,000 of uncollected receivables from the Florida operations. The Company has written off the entire amount, based upon the Company's assessment of the probability of collection in light of current circumstances.


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


        On January  29,  1998,  the  Company  closed an  offshore  placement  of
1,500,000 shares of Common Stock for an aggregate purchase price of approximately $3,300,000. The Company incurred expenses of approximately $1,500,000 and received net proceeds of approximately $1,800,000.


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


        GARY DANZIGER has served as Chief Operating Officer and Vice President of the Company since April 1997 and as a member of the Board of Directors since July 1997. From 1979 to 1996 Mr. Danziger practiced at and served as administrator of various physical therapy centers. From 1994 to 1996, Mr. Danziger operated and managed Orthopedic & Sports Therapy Services of Queens, L.P., Parkside of Queens, Inc. and PTSR, Inc.


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



        The Company had an employment agreement with William Kedersha, effective as of December 3, 1996. Under the agreement, Mr. Kedersha received an annual salary of $150,000 and incentive bonuses. In addition, the agreement granted Mr. Kedersha ten year options to purchase 375,000 shares of Common Stock at a per share exercise price equal to $1 11/16. In September 1997, the Company issued 22,500 shares of Common Stock to Mr. Kedersha as part of a settlement agreement and, as of May 31, 1997, recorded the shares of Common Stock at $29,531. The options granted to Mr. Kedersha were cancelled upon his resignation in April 1997.


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


        As of January 14, 1998, no options under the 1994 Plan were outstanding.

Non-Plan Options

        As of January 14, 1998, the Company has outstanding non-plan options to purchase an aggregate of 1,532,500 shares of Common Stock. The outstanding options granted to current and former officers and directors of the Company are as set forth below.


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


(6) Includes 615,000 shares of Common Stock subject to currently exercisable options and 728,375 shares of Common Stock held by Nevada Minerals Corporation.


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

3.3 By-Laws. Incorporated by reference from Registration Statement on Form S-18 - Commission File No. 33-8166B, August 20, 1986.

4.1 Form of Common Stock Certificate. Incorporated by reference from Form 10-KSB for the fiscal year ended May 31, 1994.

4.2 Option Agreement, dated June 21, 1995, between Registrant and Accord Futronics Corporation. Incorporated by reference from Exhibit 4.2 of the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995.

4.3 Term Loan Agreement, dated September 30, 1996, between Oak Tree Medical Management, Inc. and First Union National Bank. Incorporated by reference from Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 1996.

4.4 Security Agreement, dated September 30, 1996, between Oak Tree Medical Management, Inc. and First Union National Bank. Incorporated by reference from Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 1996.

4.5 Promissory Note, dated September 30, 1996, between Oak Tree Medical Management, Inc. and First Union National Bank. Incorporated by reference from Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 1996.

4.6 Unconditional Guaranty, dated September 30, 1996, among Registrant, Oak Tree Medical Management, Inc. and First Union National Bank. Incorporated by reference from Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 1996.

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

27.1*    Financial Data Schedule.

-------------------------------
* Filed previously.

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


/s/ MOST HOROWITZ & COMPANY, LLP

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Tree Medical Systems, Inc. as of May 31, 1996, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles


/s/ Simon, Krowitz, Bolin and Associates, P.A.


August 13, 1996
August 29, 1996 as to Note 12
January 30, 1998 as to restatement

                         OAK TREE MEDICAL SYSTEMS, INC.

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                              MAY 31, 1997 AND 1996

                                     ASSETS

                                                  1997               1996
                                               ----------       -----------
CURRENT ASSETS
  Cash (Note 17)                               $  125,919      $   292,315
  Patient care receivables (net of
    allowance for contractual allowances
    and doubtful accounts of $860,123
    in 1997 and $1,486,270 in 1996)
    (Notes 4, 6 and 9)                            848,269        3,158,325
  Other current assets                            141,622           68,621
  Note receivable - current
    portion (Note 14)                             264,401
                                               ----------      -----------

         TOTAL CURRENT ASSETS                   1,380,211        3,519,261

  NOTE RECEIVABLE (Note 14)                       109,534
  INVESTMENT IN AFFILIATED COMPANY
    (Note 7)                                    4,994,214        5,000,000
  FIXED ASSETS (Notes 8 and 9)                    507,163          394,145
  OTHER ASSETS                                     80,666           58,657
  GOODWILL (Note 3)                                37,141        1,252,143
                                               ----------      -----------

         TOTAL ASSETS                          $7,108,929      $10,224,206
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

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (Note 5)
  Common stock, $.01 par value;
    authorized: 25,000,000 shares;
    issued and outstanding: 2,888,144
    shares, as of May 31, 1997, and
    2,619,869 shares as of May 31, 1996             28,881              26,199
  Additional paid-in capital                     9,772,472           9,766,573
  Deficit                                      ( 4,726,638)       (  1,984,426)
  Less: prepaid consulting and stock
    subscription receivable                    (   181,389)
                                               -----------         -----------

         TOTAL STOCKHOLDERS' EQUITY              4,893,326           7,808,346
                                                ----------         -----------

         TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY          $7,108,929         $10,224,206
                                                ==========         ===========

                 See notes to consolidated financial statements

                         OAK TREE MEDICAL SYSTEMS, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                        YEARS ENDED MAY 31, 1997 AND 1996

                                                       1997             1996
                                                    ----------       ----------
REVENUE
  Patient services (Note 6)                         $3,344,559       $4,663,792
                                                    ----------       ----------

EXPENSES
  Costs of patient services                          1,875,770        1,910,452
  Selling, general and administrative                3,283,010        1,035,782
  Depreciation and amortization                        170,890          180,777
  Interest - net                                       403,724          130,920
  Losses on sales and rescission
    (Notes 4 and 14)                                   777,054
                                                    ----------       ----------

         TOTAL EXPENSES                              6,510,448        3,257,931
                                                    ----------       ----------

         (LOSS) INCOME BEFORE INCOME TAXES
           AND EXTRAORDINARY INCOME                ( 3,165,889)       1,405,861

INCOME TAX BENEFIT (EXPENSE) (Note 12)                 546,677         (346,770)
                                                    ----------       ----------

         (LOSS) INCOME BEFORE
           EXTRAORDINARY INCOME                    ( 2,619,212)       1,059,091

CANCELLATION OF INDEBTEDNESS (Note 16)                  65,000
                                                    ----------       ----------

         NET (LOSS) INCOME                         ($2,554,212)      $1,059,091
                                                    ==========       ==========


(LOSS) INCOME PER COMMON SHARE
  Before extraordinary income                           ($1.02)            $.42
  Extraordinary income                                     .03
                                                         -----             ----

         NET (LOSS) INCOME PER COMMON SHARE             ($ .99)            $.42
                                                         =====             ====

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING               2,575,361        2,550,456
                                                     =========        =========


                 See notes to consolidated financial statements

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        YEARS ENDED MAY 31, 1997 AND 1996


                                                                                                       Prepaid
                                                        Common Stock                                   Consulting
                                                   ----------------------    Additional                and Stock      Total
                                                                             Paid-in                   Subscription   Stockholders'
                                                    Shares        Amount     Capital        Deficit    Receivable     Equity
                                                    ------        ------     -------        -------    ----------     ------

Balance - May 31, 1995, as reported                2,046,969     $20,470     $8,035,371    ($2,927,491)                $5,128,350

Restatements (Note 5)                                467,500       4,675      1,206,013    (   116,026)                 1,094,662
                                                  ----------     -------    -----------   ------------                 ----------

     Balance - May 31, 1995, as restated           2,514,469      25,145      9,241,384    ( 3,043,517)                 6,223,012

Sales of common stock                                 82,200         822        405,178                                   406,000

Issuance of shares for services (Note 5)              23,200         232        120,011                                   120,243

Net income for year ending May 31, 1996                                                       1,059,091                 1,059,091
                                                   ---------    --------     ----------     -----------                ----------

     Balance - May 31, 1996, as restated           2,619,869      26,199      9,766,573     ( 1,984,426)                7,808,346

Sales of common stock                                325,333       3,253        251,747                                   255,000

Issuance of common stock upon acquisition             54,237         542        399,458                                   400,000

Reacquisition of shares upon sale of Florida        (400,000)     (4,000)    (1,068,000)    (   188,000)               (1,260,000)

Issuance of common stock on acquisition
  and rescission                                      14,286         143         99,857                                   100,000

Exercise of options                                   50,000         500         24,500                    ($25,000)

Issuance of shares for services                      224,419       2,244        298,337                    (170,750)      129,831

Amortization of prepaid consulting                                                                           14,361        14,361

Net loss for year ending May 31, 1997                                                       ( 2,554,212)               (2,554,212)
                                                   ---------     -------    -----------      -----------   ---------   -----------

     Balance - May 31, 1997                        2,888,144     $28,881     $9,772,472     ($4,726,638)  ($181,389)   $4,893,326
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



                                   (CONTINUED)

                 See notes to consolidated financial statements

                         OAK TREE MEDICAL SYSTEMS, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        YEARS ENDED MAY 31, 1997 AND 1996

                                   (CONTINUED)


                                                    1997         1996
                                                  ------        -----
FINANCING ACTIVITIES
    Proceeds of notes payable - other        $ 2,561,261    $  44,975
    Proceeds of long-term debt                   450,000      310,623
    Proceeds from issuance of common stock       241,750      421,000
    Proceeds of note payable - bank              200,000
    Payments of notes payable - other           (614,979)
    Payments of long-term debt                  (421,134)    (355,208)
    Payments of capitalized lease
        obligation                               (21,570)     (18,120)
    Payments of note payable - bank               (2,695)
                                               ----------    --------

        NET CASH PROVIDED BY
           FINANCING ACTIVITIES                2,392,633      403,270
                                              ----------     --------

        NET (DECREASE) INCREASE IN CASH         (166,396)     154,119

CASH - Beginning of year                         292,315      138,196
                                              ----------     --------

Cash - End of year                           $   125,919     $292,315
                                              ==========     ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
        Interest paid                        $  394,559      $130,928
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

        In October 1997, an action was commenced against the Company, certain current and former directors, officers and consultants alleging, among other things, breach of fiduciary duties and seeks, among other things, the rescission of the issuance of certain shares of common stock and related options to acquire shares of common stock. Management does not believe this action will have any material adverse effect on the Company.

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

         Financing Arrangement

        In September 1997, the Company entered into an agreement to sell all existing and future patient care receivables for a period of two years. Under the agreement, the purchaser will advance 75% of under 180 day, eligible receivables, as defined. Upon each sale, the Company will pay a discount equal to prime plus 5%, per annum, and, at the initial closing, paid an origination fee of $17,457. The Company and the chairman of the board of directors have each guaranteed the collection of these receivables.

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 4, 1998                      OAK TREE MEDICAL SYSTEMS, INC.


                                              By:   /s/ HENRY DUBBIN
                                                  -------------------------
                                                  Henry Dubbin, President