Form 10QSB
period 1997-08-31
OAK TREE MEDICAL SYSTEMS INC
filed 1998-02-26
CIK 799426

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

                       ----------------------------------

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

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

                       YES ___           NO _X_

     Indicate number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock, $.01 par value                           4,569,025 shares
            Class                              Outstanding at February 24, 1998

Transitional Small Business Disclosure Format (check one):

                       YES ___           NO _X_

================================================================================

                 Oak Tree Medical Systems, Inc. and Subsidiaries

                                      Index


Part I FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet as of August 31, 1997 and May 31, 1997

             Consolidated Statement of Operations for the three months ended August 31, 1997 and 1996

             Consolidated Statement of Stockholders' Equity for the three months ended August 31, 1997

             Consolidated Statement of Cash Flows for the three months ended August 31, 1997 and 1996

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                   August 31, 1997   May 31, 1997
                                                                   ---------------   ------------
             ASSETS

Current Assets
  Cash                                                               $  109,056      $  125,919
  Patient care receivables, less allowance for contractual
    allowances and doubtful accounts of $ 858,169 and $ 860,123
    as of August 31, 1997 and May 31, 1997, respectively                861,848         848,269
  Notes receivable                                                      329,575         264,401
  Other current assets                                                  210,517         141,622

-----------------------------------------------------------------------------------------------
Total Current Assets                                                  1,510,996       1,380,211


Other  Assets
  Notes receivable                                                       44,360         109,534
  Investment in affiliated company                                    4,994,214       4,994,214
  Fixed assets                                                          690,788         507,163
  Other assets                                                          110,290          80,666
  Goodwill                                                              235,828          37,141


===============================================================================================
TOTAL ASSETS                                                         $7,586,476      $7,108,929
===============================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                   August 31, 1997   May 31, 1997
                                                                   ---------------   ------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilites
  Note payable - bank                                               $   197,305    $   197,305
  Note payable - other                                                  225,000           --
  Accounts payable and accrued expenses                               1,094,663      1,071,843
  Deferred compensation                                                 100,000        100,000
  Current portion of long-term debt                                     345,339        294,445
  Current portion of capitalized lease obligations                      121,485        147,756

----------------------------------------------------------------------------------------------
Total Current Liabilities                                             2,083,792      1,811,349


Long-term debt                                                          343,147         92,667
Capitalized lease obligations                                           502,711        311,587

----------------------------------------------------------------------------------------------
Total Liabilites                                                      2,929,650      2,215,603
----------------------------------------------------------------------------------------------

Stockholders' Equity
  Common stock, $.01 par value, 25,000,000 shares authorized,
     2,940,997 and 2,888,144 shares issued and outstanding as
     of August 31, 1997 and  May 31, 1997, respectively                  29,410         28,881
  Additional paid-in-capital                                          9,882,493      9,772,472
  Deficit                                                            (5,130,349)    (4,726,638)
  Less: prepaid consulting and stock
    subscription receivable                                            (124,728)      (181,389)

----------------------------------------------------------------------------------------------
Total Stockholders' Equity                                            4,656,826      4,893,326
----------------------------------------------------------------------------------------------

==============================================================================================
TOTAL LIABILITES AND
      STOCKHOLDERS' EQUITY                                          $ 7,586,476    $ 7,108,929
==============================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                         For the Three Months
                                                           Ended August 31,
                                                         ---------------------
                                                         1997             1996
                                                         ----             ----

REVENUE
     Net patient services                              $466,147       $1,002,463
--------------------------------------------------------------------------------


EXPENSES
     Costs of patient services                          433,990          375,823
     Selling, general and administrative                349,488          296,116
     Depreciation and Amortization                       61,524           44,640
     Interest                                            24,856           43,072
================================================================================
TOTAL EXPENSES                                          869,858          759,651
================================================================================



(LOSS) INCOME BEFORE INCOMES TAXES                     (403,711)         242,812

PROVISION FOR INCOME TAXES                                   --           91,189
================================================================================

NET (LOSS) INCOME                                     ($403,711)        $151,623
================================================================================

NET (LOSS) INCOME PER COMMON SHARE                       ($0.11)           $0.06
================================================================================

Weighted average number of common and
common equivalent shares outstanding                  3,529,200        2,679,375
================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                  Conslidated Statement of Stockholders' Equity
                   For the Three Months Ended August 31, 1997

                                                                                                  Prepaid
                                                                                                  Consulting and      Total
                                            Common Stock            Additional                    Stock subscription  Stockholders'
                                         Shares        Amount     Paid-in-Capital    Deficit      Receivable          Equity

====================================================================================================================================
BALANCE MAY 31, 1997                     2,888,144      $28,881    $9,772,472       ($4,726,638)  ($181,389)          $4,893,326

Exercise of options                         50,000          500        99,500                                            100,000

Issuance of shares for services              2,853           29        10,521                                             10,550

Amortization of prepaid consulting                                                                   56,661               56,661

Net (Loss)                                                                             (403,711)                        (403,711)

====================================================================================================================================
BALANCE AUGUST 31, 1997                  2,940,997      $29,410    $9,882,493       ($5,130,349)  ($124,728)          $4,656,826
====================================================================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                           For the Three Months
                                                             Ended August 31,
                                                           -------------------
                                                           1997           1996
                                                           ----           ----
OPERATING ACTIVITIES
   Net (Loss)  Income                                    ($403,711)   $ 151,623
   Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
         Depreciation and Amortization                     119,559       44,640
         Common stock issued for services                   10,550
         Increase (decrease) in cash from
            Patient care receivables                       (13,579)    (515,172)
            Other current assets                           106,105
            Accounts payable and accrued payable            22,820      (39,413)
            Deferred income tax                                          80,793

================================================================================
NET CASH (USED) BY OPERATING ACTIVITIES:                  (158,256)    (277,529)
================================================================================

INVESTING ACTIVITES
   Acquisition (net of notes payable of $300,000)         (100,000)
   Purchases of fixed assets (net of capitalized
      lease obligations of $171,335 in 1997)               (69,985)      (9,835)
   Decrease in goodwill                                                  10,395
   Payments on security deposits                            (7,140)

================================================================================
NET CASH (USED) PROVIDED
   BY INVESTING ACTIVITIES:                               (177,125)         560
================================================================================
FINANCIAL ACTIVITIES
   Proceeds of notes payable and long-term debt            225,000      122,235
   Payments of notes payable and long-term debt             (6,482)     (30,687)
   Proceeds from issuance of common stock                  100,000

================================================================================
NET CASH PROVIDED BY FINANCING ACTIVITIES:                 318,518       91,548
================================================================================

NET (DECREASE) IN CASH                                     (16,863)    (185,421)

CASH - Beginning of Period                                 125,919      292,315

================================================================================
CASH - End of Period                                     $ 109,056    $ 106,894
================================================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest Expense Paid                                 $  15,728    $  43,072
================================================================================


                 See notes to consolidated financial statements

                     OAK TREE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   OPERATIONS

     Oak  Tree  Medical  Systems,   Inc.,  a  Delaware   corporation,   and  its
subsidiaries (the "Company") operate physical therapy and rehabilitation care centers and related medical practices in the New York metropolitan area.

2.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include the accounts of Oak Tree Medical Systems, Inc. and its wholly-owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity over which the Company exercises significant influence and control. All material intercompany balances and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, as amended.

3.   ACQUISITION

     On July 16, 1997, the Company acquired a physical therapy care center in New York City for a purchase price of $400,000, payable $100,000 in cash, which was paid at closing, and a note of $300,000 due in 18 quarterly installments of $18,343, including interest at 8%, per annum, commencing November 1, 1997. The note is collateralized by all the assets acquired. In addition, the seller, a physician, has entered into a noncompete agreement for four years. The purchase price may be reduced by $100,000 if the acquired center does not attain certain billings.

     In connection with the acquisition, the Company entered in to: (1) a lease for the center requiring minimum annual rents of $47,738 increasing to $53,438 through August 2003, plus additional rent for increases in real estate taxes, operating expenses, etc., (2) a consulting agreement with the seller for a six month period and then on a month-to-month basis, at $150,000, per annum, and (3) a consulting agreement with the physical therapy care center administrator, a relative of the seller, for a six-month period and then on a month-to-month basis, at $50,000, per annum.

4.   COMMON STOCK

     Issuance of Common Stock

     Through August 31, 1997, the Company issued an aggregated of 2,853 shares of common stock in exchange for legal services of $10,550.

     On September 3, 1997, the Company entered into a settlement agreement with its former chief executive officer and issued 22,500 shares of common stock and, as of May 31, 1997, recorded the shares of common stock at $29,531.

     Public Relations Consulting Agreements

     In April and May 1997, the Company entered into three public relations consulting agreements, two for a period of one year and the other through December 31, 1997, for an aggregate compensation of: (a) 175,000 shares of common stock for an aggregate purchase price of $1750, (b) $3000, per month, for one year and (c) options to acquire 525,000 shares of common stock. The options are exercisable at $2 to $5, per share, through December 31, 1997, as extended. The shares were recorded at $.75 to $1.69, per share. The aggregate consulting fees of $170,750 have been capitalized and are being amortized over the terms of the agreements.

     During the three month period ending August 31, 1997, options for 50,000 shares of common stock, at $2 per share, have been exercised. In October 1997, options for 4,000 shares of common stock, at $3 per share were exercised.

5.   NOTES RECEIVABLE

     In connection with the acquisition (December 11, 1996) and subsequent rescission (February 28, 1997) of certain assets and management of four physical therapy care centers located in Long Island, New York, the Company held a note receivable in the original amount of $373,000. On December 11, 1997, the Company received payment of $325,000 in full settlement of the remaining amount of the note receivable, net of adjustments and discount.

6.   INVESTMENT IN AFFILIATED COMPANY

     As of May 31, 1997, investment in affiliated company consisted of:

          Investment                $5,000,000
          Equity in loss                (5,786)
                                    ----------
                                    $4,994,214
                                    ==========

     In June 1995, the Company exchanged 100% of the common stock of a subsidiary, which only owned an interest in gold ore (which was previously acquired for common stock of the Company, with a value of $5,000,000) for 6,000,000 shares of common stock of Accord Futronics Corp. (Accord), approximately 30% of the outstanding common stock of Accord, and Accord was to pay the Company a royalty of 12.5% of net production income from processing the ore. No gain or loss was recognized on the exchange.

     On November 15, 1997, the Company returned the 6,000,000 shares of common stock to Accord in exchange for 100% of the common stock of the subsidiary.
Accord had not yet commenced mining nor anticipated commencing in the near future, and the Company desired to commence such mining or other provision for the gold. No gain or loss was recognized on the exchange.

     As of May 31, 1996, the latest date available, the unaudited consolidated condensed financial statements of Accord were:

                                  BALANCE SHEET
CASH, CASH EQUIVALENTS, AND
   MARKETABLE SECURITIES                   $ 1,365,591
INVESTMENT IN GOLD RESERVES                 42,875,000
OTHER ASSETS                                 1,115,122
                                           -----------

                  TOTAL ASSETS             $45,355,713
                                           ===========

LIABILITIES                                NONE
SHAREHOLDERS' EQUITY                       $45,355,713
                                           -----------
                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY     $45,355,713
                                           ===========

                             STATEMENT OF OPERATIONS
REVENUES                                   $  195,007
EXPENSES                                     (214,294)
                                           ----------

         NET (LOSS)                          ($19,287)
                                           ==========

7.   NOTE PAYABLE - BANK

     On September 30, 1996, the Company entered into a loan agreement with a bank for a line of credit of $200,000 and a term loan of $400,000. The term loan is payable in equal monthly installments of $22,222, plus interest at 1% above the prime rate, per annum, through March 31, 1998. The term loan and line of credit loan are collateralized by the accounts receivable, fixed assets, etc. of the New York City physical therapy care centers.

     As of August 31, 1997, interest on the loans was 9.5 %, per annum.

     On September 10, 1997, the line of credit and term loans were paid-off (Note 15).

8.   NOTES PAYABLE - OTHER

     In August 1997 the Company borrowed $225,000 from a financial consulting company (Note 4). In October 1997 the financial consultant exercised options to acquire 56,250 shares of Common Stock for an aggregate cost of $150,000, which was offset against the notes payable. In November 1997, the Company paid the balance of the obligation in the amount of $80,967, including interest.

9.   CAPITALIZED LEASE OBLIGATIONS

     In August 1997, the Company sold the equipment acquired on July 16, 1997 for $171,335 and leased back the equipment a period of five years requiring equal monthly payments of $4,215. (Note 3)

     Obligations under the capitalized leases and the related assets were recorded at the lower of the present value of the minimum lease obligations or the fair market value of the assets.

10.  INCOME TAXES

     Deferred income taxes have been provided for temporary differences between consolidated financial statement and income tax reporting, resulting primarily from the use of the cash basis method for income tax purposes and net operating loss carryforwards.

     As of August 31, 1997, realization of the Company's deferred tax assets of $700,000, resulting from the net operating loss carryforwards and temporary differences, is not considered more likely tan not, and accordingly, a valuation allowance of $700,000 has been established.

     As of August 31, 1997, the Company had net operating loss carryforwards of approximately $2,138,000 to reduce future Federal taxable income, expiring through May 31, 2013. As a result of a prior change in control in ownership of the Company, utilization of approximately $225,000 of these net operating loss carryforwards, expiring through May 31, 2006, are limited to approximately $26,000, per year.


11.  COMMITMENTS AND CONTINGENCIES

     Employment Agreement

     The Company is committed under an employment agreement, as amended July 1997, to its chief operating officer through September 30, 1999, requiring: (1) an annual salary of $260,000; (2) deferred compensation for the year ended May 31, 1997 of either $100,000 or 50,000 shares of common stock; (3) bonuses, as defined, up to $30,000, per quarter; (4) options to purchase 350,000 shares of common stock, exercisable at $1, per share, through October 1, 1998; (5) a loan of $350,000, payable three years from the date of the loan, in cash or shares of common stock, at $1, per share, with interest at 7%, per annum, payable quarterly; and (6) severance equal to 200% and 100% of annual salary if termination, as defined, during the twelve months ended September 30, 1998 or 1999, respectively. The loan will be collateralized by the 50,000 shares of common stock received and the option or shares acquired under the option.

     On February 5, 1998, the Chief Operating Officer resigned his position and entered into a settlement agreement with the Company. Under the terms of this agreement, the Company assigned its rights in a hospital service contract to the former Chief Operating Officer, paid cash of $60,000, and assumed other obligations totaling approximately $40,000. In exchange, the Company was released of all obligations to the former Chief Operating Officer under any agreements then in effect, including the cancellation of all stock options.

     Litigation

     Subsequent to August 31, 1997, the Company and a former consultant settled a matter requiring the Company to issue 22,000 (and, if a certain stock value is not met, an additional 2,500) shares of common stock and pay $3,000 in cash. As of May 31, 1997, the Company accrued $75,000, the estimated settlement and legal fees.

     In August 1997, the wife of a former chairman of the board of the Company commenced an action, as a stockholder, against the Company alleging unreasonable restraint on the transferability of certain shares of common stock of the Company and for breach of fiduciary duty on the part of the Company's chairman and is seeking unspecified damages and relief. Management, upon advise of counsel, believes the matter is without merit and will result in no material effect on the Company.

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

     Insurance

     Upon the sales of the Company's physical therapy care centers in Florida (February and April 1997), the Company has self-insured for medical malpractice liabilities, if any, which may still arise from the Florida operations. The Company has not been notified of any claims for malpractice and the Company is unable to determine the effect, if any, of its self-insurance.

12.  RELATED PARTY TRANSACTION

     On December 3, 1996, the Company granted an option to purchase 375,000 shares of common stock to an employee who was a relative of the chairman of the board of directors. The option is exercisable at $1.69, per share, through December 2006. Subject to such employee's continuing employment with the Company, the options were to become exercisable upon the earlier of : (1) the Company meeting certain revenue and/or earnings criteria or (2) five years.

     In August 1997, the above employee's employment was terminated and the Company entered into a consulting agreement for a period of two years at a fee of $150,000, per year, plus 125,000 shares of common stock, issuable 25,000 shares immediately and 5,000 shares, per month, as long as the consultant has not been terminated, as defined.

     In addition, the option agreement to purchase 375,000 shares of common stock has been amended to provide for immediate exercisability and an extension until August 2007.

13.  CONCENTRATION OF CASH

     From time to time, the Company had cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.

14.  RECLASSIFICATION

     Certain   1996  amounts   have  been   reclassified   to  conform  to  1997
classifications.

15.  SUBSEQUENT EVENTS

     Financing Arrangement

     In September 1997, the Company entered into an agreement to sell all existing and future patient care receivables for a period of two years. Under the agreement, the purchaser will advance 75% of under 180 day, eligible receivables, as defined. Upon each sale, the Company will pay a discount equal to prime plus 5%, per annum and, at the initial closing, paid an origination fee of $17,457. The Company and the President of the Company have each guaranteed the collection of these receivables.

     On September 10, 1997, the Company closed on the initial sale of accepted receivables of $775,867 and used proceeds of $547,304 to pay off the notes payable - bank (Note 7).

     Sale of Common Stock

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

                         OAK TREE MEDICAL SYSTEMS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is engaged in the business of operating and managing physical medicine and physical therapy care clinics. The Company operates four facilities in the New York metropolitan area, which were acquired in October 1996 and July 1997. In February 1998, the Company assigned a hospital service contract to the former Chief Operating Officer of the Company under the terms of a settlement agreement.

Results of Operations

Three months ended August 31, 1997 compared to three months ended August 31, 1996.

     Total revenue for the three months ended August 31, 1997 was $466,147, a decrease of $536,316 compared to total revenue of $1,002,463 during the prior comparable quarter. This reduction in revenue was attributable to the disposition in fiscal year 1997 of the Company's North Florida facilities, as well as a fall off in revenues at the Company's New York City facilities during the August 1997 quarter.

     Total operating expenses and costs during the three months ended August 31, 1997 were $869,858, an increase of $110,207 compared to total operating expenses of $759,651 during the prior comparable quarter.

     The increase in expenses was due to higher operation expenses incurred in the New York City facilities and costs incurred in connection with the July 1997 acquisition of the additional New York City facility. Total expenses include costs of patient services, selling, general and administrative expenses, interest expenses and depreciation and amortization expenses. Costs of patient services as a percentage of patient revenues increased from 37% for the August 1996 quarter compared to 93% for the August 1997 quarter because of the Company's discontinuation of operations in North Florida and corresponding reduction in revenues, and higher costs of doing business in New York. Selling, general and administrative expenses increased to $349,488 for the three months ended August 31, 1997, from $296,116 for the three months ended August 31, 1996. Selling, general, and administrative expenses for the three months ended August 31, 1997 included increased marketing and consulting expenses, expenses related to the improvement of the Company's financial controls and accounting system, and increased legal and accounting expenses. The increase was also attributable to the transactional activities of the Company during the quarter ended August 31, 1997, the settlement of certain litigation matters and preparation of reports filed with the SEC.

     The above factors contributed to a net loss of $403,711 for the quarter ended August 31, 1997, compared with net income of $91,189 for the quarter ended August 31, 1996.

Liquidity and Capital Resources

     In the past, the Company has funded its capital requirements from operating cash flow, loans against its accounts receivable, the sale of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During fiscal year 1997, the Company undertook a number of actions to consolidate its geographic focus. Together with other actions undertaken following the close of the fiscal year, the Company hopes that these actions will enable it to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions, and the long-term ability of the Company to continue its operations may be in doubt.

     Following the Company's acquisition of three New York City based physical therapy care centers, together with a hospital contract for the provision of physical therapy services, in October 1996, the Company determined to shift its geographic focus from North Florida to the New York metropolitan area. Consistent with this approach, in February 1997, the Company sold substantially all of the assets and assigned certain liabilities of the physical therapy and rehabilitation care centers and related medical practices in Jacksonville and Orange Park, Florida.

     Continuing the divestiture of its Florida operations, the Company sold its remaining North Florida facility located in St. Augustine, Florida in April 1997.

     In July 1997, the Company acquired a physical therapy care center in New York City for a purchase price of $400,000, payable $100,000 in cash, which was paid at closing, and a note of $300,000 due in 18 quarterly installments of $18,343, including interest at 8%, per annum, commencing November 1, 1997. The note is collateralized by all the assets acquired. In addition, the seller, a physician, has entered into a noncompete agreement for four years. The purchase price may be reduced by $100,000, if the acquired center does not attain certain billings.

     In connection with the acquisition, the Company entered into: (1) a lease for the center requiring minimum annual rents of $47,738 increasing to $53,438 through August 2003, plus additional rent for increases in real estate taxes, operating expenses, etc., (2) a consulting agreement with the seller for a six month period and then on a month-to-month basis, at $150,000, per annum, and (3) a consulting agreement with the physical therapy care center administrator, a relative of the seller, for a six-month period and then on a month-to-month basis, at of $50,000, per annum.

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

     In April 1997, the Company agreed to issue 300,000 shares of Common Stock to a private investor at a price of $.67 per share. Proceeds of the sale of the shares have been used for working capital. Also, in April and May 1997, the Company entered into three agreements for public relations consulting services. Under the first of these agreements, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 200,000 shares at exercise prices of between $2.50 and $4.25. The second agreement provides for the issuance to a consultant of 75,000 shares of Common Stock and options to acquire an additional 75,000 shares at exercise prices of between $4.50 and $5.00. Under the third agreement, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 250,000 shares at prices of between $2.00 and $4.75. Subsequent to May 31, 1997, options for 110,250 shares, at prices ranging from $2.00 to $3.00 per share, have been exercised, as follows:

     (a) In August 1997 the Company borrowed $225,000 from one of the public relations consulting companies. In October 1997 the public relations consulting company exercised options to acquire 56,250 shares of common stock for an aggregate cost of $150,000, which was offset against the notes payable. In November 1997 the Company paid the balance of the obligation in the amount of $80,967, including interest.

     (b) In July 1997 and October 1997 options for 50,000 shares and 40,000 shares of common stock were exercised at $2.00 per share and $3.00 per share, respectively.

     On December 3, 1996, the Company granted an option to purchase 375,000 shares of common stock to an employee who was a relative of the chairman of the board of directors. The option is exercisable at $1.69, per share, through December 2006. Subject to such employee's continuing employment with the Company, the options were to become exercisable upon the earlier of: (1) the Company meeting certain revenue and/or earnings criteria or (2) five years.

     In August 1997, the above employee's employment was terminated and the Company entered into a consulting agreement for a period of two years at a fee of $150,000, per year, plus 125,000 shares of common stock, issuable 25,000 shares immediately and 5,000 shares, per month, as long as the consultant has not been terminated, as defined. In addition, the option agreement to purchase 375,000 shares of common stock has been amended to provide for immediate exercisability and an extension until August 2007.

     In August 1997, the Company sold the equipment acquired in connection with the July 1997 purchase of a physical therapy care center for $171,335 and leased back the equipment for a period of five years, requiring equal monthly payments of $4,215.

     In September 1997, the Company entered into an agreement to sell all of its existing and future patient care receivables for the next two years. Under the agreement, the purchaser will advance to the Company 75% of under 180-day, eligible receivables (as defined). Upon each sale, the Company will pay a discount equal to prime plus 5% per annum and, at the initial closing, an origination fee of $17,457. The Company and Mr. Henry Dubbin guaranteed the collection of these receivables. On September 10, 1997, the Company closed on the first sale of eligible receivables of $774,867 for $547,304.

     On January 29, 1998, the Company closed an offshore placement of 1,500,000 shares of Common Stock for an aggregate purchase price of approximately $3,300,000. The Company incurred expenses of approximately $1,500,000, and received net proceeds of approximately $1,800,000.

     On February 5, 1998, the Chief Operating Officer resigned his position and entered into a settlement agreement with the Company. Under the terms of this agreement the Company assigned its rights in a hospital service contract to the former chief operating officer, paid cash of $60,000, and assumed other obligations totaling approximately $40,000. In exchange, the Company was released of all obligations to the former chief operating officer under any agreements then in effect, including the cancellation of all stock options.

     Income tax (benefit) expenses for the quarters ended August 31, 1997 and August 31, 1996 were ($115,000) and $91,189, respectively. For the August 1997 quarter, the deferred income tax benefit has been reduced by an increase in the allowance for the realization of deferred income tax assets of $115,000, because as of August 31, 1997, it is more likely than not that the deferred tax assets will not be realized as they relate primarily to net operation loss carryforwards and the Company may not generate sufficient future taxable income for their utilization.

Forward Looking Statements

     Certain statements in this report set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements. Additional information on factors that may affect the business and financial results of the Company can be found in the other filings of the Company with Securities and Exchange Commission.

PART II  OTHER INFORMATION

Item 5.  Other Information

     Effective February 5, 1998, Gary Danziger resigned as Chief Operating Officer and as a member of the Board of Directors of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27. Financial Data Schedule.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OAK TREE MEDICAL SYSTEMS, INC.



                                          By: /s/ Henry Dubbin
                                              --------------------------------
                                              Henry Dubbin
                                              President


Dated:  February 25, 1998