Form 10QSB
period 1997-11-30
OAK TREE MEDICAL SYSTEMS INC
filed 1998-03-02
CIK 799426

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

                For the quarterly period ended November 30, 1997

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

Common Stock, $.01 par value                           4,569,025 shares
            Class                              Outstanding at February 27, 1998

Transitional Small Business Disclosure Format (check one):

                       YES ___           NO _X_

================================================================================

                 Oak Tree Medical Systems, Inc. and Subsidiaries

                                      Index


Part I FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet as of November 30, 1997 and May 31, 1997

             Consolidated Statement of Operations for the three and six months ended November 30, 1997 and 1996

             Consolidated Statement of Stockholders' Equity for the six months ended November 30, 1997

             Consolidated Statement of Cash Flows for the six months ended November 30, 1997 and 1996

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                 Oak Tree Medical Systems, Inc and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                    November 30, 1997      May 31, 1997
                                                                    -----------------      ------------
          ASSETS

Current Assets
  Cash                                                                     $  513,068        $  125,919
  Patient care receivables, less allowance for contractual
  allowances and doubtful accounts of $856,500 and $860,123
  as of November 30, 1997 and May 31, 1997, respectively                      996,689           848,269
  Notes receivable                                                            373,935           264,401
  Other current assets                                                         45,555           141,622
-------------------------------------------------------------------------------------------------------
Total Current Assets                                                        1,929,247         1,380,211


Other Assets
  Notes receivable                                                                 --           109,534
  Investment in affiliated company                                          4,994,214         4,994,214
  Fixed assets                                                                631,867           507,163
  Other assets                                                                106,732            80,666
  Goodwill                                                                    232,848            37,141
=======================================================================================================
TOTAL ASSETS                                                               $7,894,908        $7,108,929
=======================================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                    November 30. 1997      May 31, 1997
                                                                    -----------------      ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites
  Note payable -- bank                                                             --          $197,305
  Note payable -- other                                                       641,606                --
  Accounts payable and accrued expenses                                     1,249,882         1,071,843
  Deferred compensation                                                       100,000           100,000
  Current portion of long-term debt                  .                        147,326           294,445
  Current portion of capitalized lease obligations                            127,886           147,756
-------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                   2,266,700         1,811,349

Long-term debt                                                                235,741            92,667
Capitalized lease obligations                                                 474,882           311,587
-------------------------------------------------------------------------------------------------------
Total Liabilites                                                            2,977,323         2,215,603
-------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Common stock, $.01 par value, 25,000,000 shares
  authorized, 3,666,727 and 2,888,144 shares issued
  and outstanding as of November 30, 1997 and May 31, 1997,
  respectively.                                                                36,667            28,881
  Additional paid-in-capital                                               11,002,131         9,772,472
  Deficit                                                                 (5,755,782)       (4,726,638)
  Less: prepaid consulting and stock
  subscription receivable                                                    (365,431)         (181,389)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                 $4,917,585        $4,893,326
-------------------------------------------------------------------------------------------------------

=======================================================================================================
TOTAL LIABILITES AND
STOCKHOLDERS' EQUITY                                                       $7,894,908        $7,108,929
=======================================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                  For the Three Months             For the Six Months
                                                   Ended November 30,              Ended November 30,
                                            -----------------------------------------------------------
                                               1997            1996            1997             1996
                                            ---------       ----------      ----------       ----------

REVENUE
  Net patient services                       $701,636       $1,236,682      $1,167,783       $2,239,145
-------------------------------------------------------------------------------------------------------

EXPENSES
  Costs of patient services                   574,522          353,647       1,008,512          729,470
  Selling, general and administrative         592,193          277,040         941,681          573,156
  Depreciation and Amortization                68,691           63,165         130,215          107,805
  Interest                                     91,663           38,729         116,519           81,801
=======================================================================================================
TOTAL EXPENSES                              1,327,069          732,581       2,196,927        1,492,232
=======================================================================================================

(LOSS) INCOME BEFORE INCOME TAXES            (625,433)         504,101     (1,029,l44)          746,913
PROVISION FOR INCOME TAXES                        --           170,000            --            261,189
=======================================================================================================

NET (LOSS) INCOME                            (625,433)        $334,101      (1,029,144)        $485,724
=======================================================================================================

NET (LOSS) INCOME PER COMMON SHARE             ($0.17)           $0.12          ($0.28)           $0.18
=======================================================================================================

Weighted average number of common and
common equivalent shares outstanding        3,714,588        2,710,526       3,621,894        2,692,347
=======================================================================================================


                 See notes to consolidated financial statements

                Oak Tree Medical Systems, Inc. and Subsidiaries
                  Conslidated Statement of Stockholders' Equity
                   For the Six Months Ended November 30, 1997

                                                                                               Prepaid
                                                                                           Consulting and
                                         Common Stock        Additional                  Stock subscription           Total
                                        Shares    Amount  Paid-in-Capital      Deficit        Receivable        Stockholders' Equity
===================================================================================================================================
BALANCE MAY 31, 1997                 2,888,144   $28,881       $9,772,472  ($4,726,638)          ($181,389)             $4,893,326
Sale of stock                          539,000     5,390          616,118                                                  621,508
Exercise of options                    110,250     1,102          260,897                                                  261,999
Issuance of shares for services        129,333     1,294          352,644                         (339,844)                 14,094
Amortization of prepaid consulting                                                                 155,802                 155,802
Net (Loss)                                                                  (1,029,144)                                 (1,029,144)
===================================================================================================================================
BALANCE NOVEMBER 30, 1997           $3,666,727   $36,667      $11,002,131  ($5,755,782)          ($365,431)             $4,917,585
===================================================================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                   For the Six Months
                                                                   Ended November 30,
                                                               --------------------------
                                                                  1997            1996
                                                               -----------      ---------
OPERATING ACTIVITIES
  Net (Loss) Income                                            ($1,029,144)      $485,724
  Adjustments to reconcile net (loss) income
  to net cash in operating activities:
    Depreciation and Amortization                                  288,765        107,805
    Common stock issued for services                                14,094
    Reduction of allowance for doubtful accounts                                 (500,000)
    Increase (decrease) in cash from
      Patient care receivables                                    (148,420)      (620,366)
      Other current assets                                          99,732         (3,921)
      Other assets                                                                (41,453)
      Accounts payable and accrued expenses payable                178,037       (158,518)
      Deferred income tax                                                         261,188
==========================================================================================
NET CASH (USED) BY OPERATING ACTIVITIES:                          (596,936)      (469,541)
==========================================================================================

INVESTING ACTIVITIES
  Acquisition (net of notes payable of $300,000)                  (100,000)      (455,000)
  Purchases of fixed assets (net of capitalized
    lease obligations of $171,335 in 1997)                         (73,216)       (92,410)
  Proceeds from sale of fixed assets                               171,335
  Payments on security deposits                                     (7,140)
  Increase in note receivable                                                     (50,000)
==========================================================================================
NET CASH (USED) BY INVESTING ACTIVITIES                             (9,021)      (597,410)
==========================================================================================

FINANCING ACTIVITIES
  Proceeds of notes payable and long-term debt                     225,000      1,772,255
  Payments of notes payable and long-term debt                    (137,348)      (336,549)
  Proceeds from issuance of common stock                           733,507
  Payments of capitalized lease obligations                        (27,910)
  Payments of note payable -- bank                                (441,750)
  Proceeds of notes payable -- accounts receivable financing       982,341
  Payments of notes payable -- accounts receivable financing      (340,734)
==========================================================================================
NET CASH PROVIDED BY FINANCING ACTIVITIES                          993,106      1,435,706
==========================================================================================

NET INCREASE IN CASH                                               387,149        368,755

CASH -- Beginning of Period                                        125,919        292,315

==========================================================================================
CASH -- End of Period                                             $513,068       $661,070
==========================================================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Interest Expense Paid                                            $72,857        $87,349
==========================================================================================


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

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, as amended.

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

4.   COMMON STOCK

     Issuance of Common Stock

     Through November 30, 1997, the Company issued an aggregate of 4,333 shares of common stock in exchange for legal services of $14,094.

     On September 3, 1997, the Company entered into a settlement agreement with its former chief executive officer and issued 22,500 shares of common stock and, as of May 31, 1997, recorded the shares of common stock at $29,531.

     In September 1997, 125,000 shares of common stock issuable pursuant to the terms of a consulting agreement with a related party (Note 12) have been recorded at $2.72 per share. The aggregate consulting fees of $339,844 are being amortized over the term of the agreement.

     Sale of Common Stock

     On January 29, 1998, the Company completed an offering for the sale of 1,500,000 shares of common stock for an aggregate purchase price of approximately $3,300,000 and incurred expenses of approximately $1,500,000 in connection with the offering. Through November 30, 1997, the Company realized $621,508 net proceeds on the sale of 539,000 shares of common stock.

     Public Relations Consulting Agreements

     In April and May 1997, the Company entered into three public relations consulting agreements, two for a period of one year and the other through December 31, 1997, for an aggregate compensation of: (a) 175,000 shares of common stock for an aggregate purchase price of $1750, (b) $3000, per month, for one year and (c) options to acquire 525,000 shares of common stock. The options are exercisable at $2.00 to $5.00, per share, through December 31, 1997, as extended. The shares were recorded at $.75 to $1.69, per share. The aggregate consulting fees of $170,750 have been capitalized and are being amortized over the terms of the agreements.

     During the six month period ending November 30, 1997, options for 110,250 shares of common stock, at prices ranging from $2.00 to $3.00 per share, have been exercised.

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
                                    ----------
                                    $4,994,214
                                    ==========

     In June 1995, the Company exchanged 100% of the common stock of a subsidiary, the sole asset of which was an interest in gold ore (which was previously acquired for common stock of the Company with a value of $5,000,000) for 6,000,000 shares of common stock of Accord Futronics Corp. (Accord), approximately 30% of the outstanding common stock of Accord, and the right to receive from Accord a royalty of 12.5% of net production income from processing the ore. No gain or loss was recognized on the exchange.

     On November 15, 1997, the Company returned the 6,000,000 shares of common stock to Accord in exchange for 100% of the common stock of the subsidiary.
Accord had not yet commenced mining nor anticipated commencing in the near future, and the Company desired to recover control of the gold ore. No gain or loss was recognized on the exchange.

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
                                           ==========

7.   NOTE PAYABLE - BANK

     On September 30, 1996, the Company entered into a loan agreement with a bank for a line of credit of $200,000 and a term loan of $400,000. The term loan was payable in equal monthly installments of $22,222, plus interest at 1% above the prime rate, per annum, through March 31, 1998. The term loan and line of credit loan were collateralized by the accounts receivable, fixed assets, etc. of the New York City physical therapy care centers.

     On September 10, 1997, the line of credit and term loans were paid-off (Note 8).

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

     As of November 30, 1997, realization of the Company's deferred tax assets of $965,000 resulting from the net operating loss carryforwards and temporary differences, is considered unlikely and, accordingly, a valuation allowance of $965,000 has been established.

     As of November 30, 1997, the Company had net operating loss carryforwards of approximately $2,800,000 to reduce future Federal taxable income, expiring through May 31, 2013. As a result of a prior change in control in ownership of the Company, utilization of approximately $225,000 of these net operating loss carryforwards, expiring through May 31, 2006, are limited to approximately $26,000, per year.

11.  COMMITMENTS AND CONTINGENCIES

     Employment Agreement

     The Company was committed under an employment agreement, as amended July 1997, to its chief operating officer through September 30, 1999, requiring: (1) an annual salary of $260,000; (2) deferred compensation for the year ended May 31, 1997 of either $100,000 or 50,000 shares of common stock; (3) bonuses, as defined, up to $30,000, per quarter; (4) options to purchase 350,000 shares of common stock, exercisable at $1, per share, through October 1, 1998; (5) a loan of $350,000, payable three years from the date of the loan, in cash or shares of common stock, at $1, per share, with interest at 7%, per annum, payable quarterly; and (6) severance equal to 200% and 100% of annual salary if termination, as defined, during the twelve months ended September 30, 1998 or 1999, respectively. The loan was to be collateralized by the 50,000 shares of common stock received and the option or shares acquired under the option.

     On February 5, 1998, the Chief Operating Officer resigned his position and entered into a settlement agreement with the Company. Under the terms of this agreement, the Company assigned its rights in a hospital service contract to the former Chief Operating Officer, paid cash of $60,000, and assumed other obligations totaling approximately $40,000. In exchange, the Company was released of all obligations to the former Chief Operating Officer under any agreements then in effect, including the employment agreement and the cancellation of all stock options.

     Litigation

     In January 1998, the Company and a former consultant settled a matter requiring the Company to issue 22,000 (and, if a certain stock value is not met, an additional 2,500) shares of common stock and pay $3,000 in cash. As of May 31, 1997, the Company accrued $75,000, the estimated settlement and legal fees.

     In August 1997, the wife of a former chairman of the board of the Company commenced an action, as a stockholder, against the Company alleging unreasonable restraint on the transferability of certain shares of common stock of the Company and for breach of fiduciary duty on the part of the Company's chairman and is seeking unspecified damages and relief. Management, upon advice of counsel, believes the matter is without merit and will result in no material effect on the Company.

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

Results of Operations

Six and Three Months Ended November 30, 1997 Compared to the Six and Three Months Ended November 30, 1996.

     Patient revenues decreased by 48.8% to $1,167,783 from $2,239,145 in the six months ended November 30, 1997 (the "Fiscal 1998 Six Month Period") compared with the six months ended November 30, 1996 (the "Fiscal 1997 Six Month Period"). Revenues decreased by 43.3% to $701,636 from $1,236,682 in the three months ended November 30, 1997 (the "Fiscal 1998 2nd Quarter") compared with the three months ended November 30, 1996 (the "Fiscal 1997 2nd Quarter"). This reduction in revenue was attributable to the disposition in Fiscal 1997 of the Company's North Florida facilities, as well as a fall off in revenues at the Company's New York City facilities during the Fiscal 1998 periods.

     Total expenses were $2,196,927 or 188% of revenues for the Fiscal 1998 Six Month Period, compared with total expenses of $1,492,232 or 66.6% of revenues for the Fiscal 1997 Six Month Period. Total expenses were $1,327,069 or 189% of revenues for the Fiscal 1998 2nd Quarter, compared with total expenses of $732,581 or 59.2% of revenues for the Fiscal 1997 2nd Quarter. Costs of patient services as a percentage of patient revenues increased to 86.4% and 81.9% for the Fiscal 1998 Six Month Period and Fiscal 1998 2nd Quarter compared to 32.6% and 28.6% for the Fiscal 1997 Six Month Period and Fiscal 1997 2nd Quarter. These increases were due to the reduction in revenues attributable to the disposition in Fiscal 1997 of the Company's North Florida facilities and the decline off in revenues at the Company's New York City facilities, as well as the higher cost of doing business in New York. Selling, general and administrative expenses increased by 64.3% to $941,681 from $573,156 for the Fiscal 1998 Six Month Period compared with the Fiscal 1997 Six Month Period and increased by 114% to $592,193 from $277,040 for the Fiscal 1998 2nd Quarter compared to the Fiscal 1997 2nd Quarter. The increases in selling, general and administrative expenses in both the Fiscal 1998 Six Month Period and the Fiscal 1998 2nd Quarter were due to higher operation expenses incurred in the New York City facilities, increased marketing and consulting expenses, expenses related to the improvement of the Company's financial controls and accounting system, and increased legal and, particularly in the Fiscal 1998 2nd Quarter, accounting expenses. The increases in legal and accounting expenses to a significant extent were attributable to the transactional activities of the Company, the settlement of certain litigation matters and the preparation of reports filed with the SEC. Interest expense increased by 42.4% to $116,519 from $81,801 for the Fiscal 1998 Six Month Period compared to the Fiscal 1997 Six Month Period, and by 137% to $91,663 from $38,729 for the Fiscal 1998 2nd Quarter compared to the Fiscal 1997 2nd Quarter. These increases were attributable to increased levels of borrowing under accounts receivable financing agreements and interest amortization expenses associated with fixed asset sale-leaseback transactions.

     The above factors contributed to a net loss of $1,029,144 for the Fiscal 1998 Six Month Period as compared to net income of $485,724 for the Fiscal 1997 Six Month Period and a net loss of $625,433 for the Fiscal 1998 2nd Quarter as compared to net income of $334,101 for the Fiscal 1997 2nd Quarter.

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

     (b) In July 1997 and October 1997 options for 50,000 shares and 4,000 shares of common stock were exercised at prices ranging from $2.00 to $3.00 per share.

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

     In September 1997, the Company entered into an agreement to sell all of its existing and future patient care receivables for the next two years. Under the agreement, the purchaser will advance to the Company 75% of under 180-day, eligible receivables (as defined). Upon each sale, the Company will pay a discount equal to prime plus 5% per annum and, at the initial closing, paid an origination fee of $17,457. The Company and Mr. Henry Dubbin guaranteed the collection of these receivables. On September 10, 1997, the Company closed on the first sale of eligible receivables of $774,867 for $547,304.

     On January 29, 1998, the Company closed an offshore placement of 1,500,000 shares of Common Stock for an aggregate purchase price of approximately $3,300,000. The Company incurred expenses of approximately $1,500,000, and received net proceeds of approximately $1,800,000. The Company has realized net proceeds of $621,508 on the sale of 539,000 shares of common stock, through November 30, 1997.

     On February 5, 1998, the Chief Operating Officer resigned his position and entered into a settlement agreement with the Company. Under the terms of this agreement the Company assigned its rights in a hospital service contract to the former chief operating officer, paid cash of $60,000, and assumed other obligations totaling approximately $40,000. In exchange, the Company was released of all obligations to the former chief operating officer under any agreements then in effect, including the employment agreement and the cancellation of all stock options.

     Income tax (benefit) expenses for the Fiscal 1998 and Fiscal 1997 Six Month Periods were ($340,000) and $261,189, respectively, and for the Fiscal 1998 and Fiscal 1997 2nd Quarters were (225,000) and $170,000, respectively. For the Fiscal 1998 Six Month Period and the Fiscal 1998 2nd Quarter ended November 30, 1997, the deferred income tax benefit has been reduced by a corresponding increase in the allowance for the realization of deferred income tax assets of $340,000 and $225,000, respectively, because as of November 30, 1997, it is unlikely that the deferred tax assets will be realized as they relate primarily to net operating loss carryforwards and the Company may not generate sufficient future taxable income for their utilization.

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


Dated:  March 2, 1998