Form 10QSB
period 1998-02-28
OAK TREE MEDICAL SYSTEMS INC
filed 1998-04-14
CIK 799426

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

                For the quarterly period ended February 28, 1998

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

                       YES _X_           NO ___

     Indicate number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock, $.01 par value                           4,739,525 shares
            Class                              Outstanding at February 13, 1998

Transitional Small Business Disclosure Format (check one):

                       YES ___           NO _X_

================================================================================

                 Oak Tree Medical Systems, Inc. and Subsidiaries

                                      Index


Part I FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet as of February 28, 1998 and May 31, 1997

             Consolidated Statement of Operations for the three and nine months ended February 28, 1998 and 1997

             Consolidated Statement of Stockholders' Equity for the nine months ended February 28, 1998

             Consolidated Statement of Cash Flows for the nine months ended February 28, 1998 and 1997

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                 Oak Tree Medical Systems, Inc and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                 February 28, 1998   May 31, 1997
                                                                 -----------------   ------------
             ASSETS

Current Assets
  Cash                                                              $  899,879       $  125,919
  Patient care receivables, less allowance for contractual
    allowances and doubtful accounts of $719,500 and $860,123
    as of February 28, 1998 and May 31, 1997, respectively             868,952          848,269
  Notes receivable                                                        --            264,401
  Other current assets                                                  64,344          141,622

-------------------------------------------------------------------------------------------------
Total Current Assets                                                 1,833,175        1,380,211


Other  Assets
  Notes receivable                                                        --            109,534
  Investment in affiliated company                                   4,994,214        4,994,214
  Fixed assets                                                         569,714          507,163
  Other assets                                                         103,174           80,666
  Goodwill                                                             229,868           37,141

=================================================================================================
TOTAL ASSETS                                                        $7,730,145       $7,108,929
=================================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                 February 28, 1998   May 31, 1997
                                                                 -----------------   ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable - bank                                                                $    197,305
  Notes payable - other                                           $    440,507                --
  Accounts payable and accrued expenses                                765,960           1,071,843
  Deferred compensation                                                   --               100,000
  Current portion of long-term debt                                     51,912             294,445
  Current portion of capitalized lease obligations                     108,732             147,756

--------------------------------------------------------------------------------------------------
Total Current Liabilities                                            1,367,111           1,811,349


Long-term debt                                                         223,146              92,667
Capitalized lease obligations                                          452,376             311,587

--------------------------------------------------------------------------------------------------
Total Liabilities                                                    2,042,633           2,215,603
--------------------------------------------------------------------------------------------------

Stockholders' Equity
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 4,658,156 and 2,888,144 shares issued
    and outstanding as of February 28, 1998 and May 31, 1997,
    respectively                                                        46,582              28,881
  Additional paid-in-capital                                        12,166,122           9,772,472
  Deficit                                                           (6,233,746)         (4,726,638)
  Less: prepaid consulting and stock
    subscription receivable                                           (291,446)           (181,389)

--------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                          $5,687,512          $4,893,326
--------------------------------------------------------------------------------------------------

==================================================================================================
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                          $7,730,145          $7,108,929
==================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                    For the Three Months                For the Nine Months
                                                     Ended February 28,                  Ended February 28,
                                               ====================================================================
                                                   1998              1997               1998              1997
                                                   ----              ----               ----              ----
REVENUE
     Net patient services                       $  512,915        $   440,297        $ 1,680,698        $ 2,679,442
===================================================================================================================


EXPENSES
     Costs of patient services                     487,725            738,383          1,496,237          1,467,853
     Selling, general and administrative           363,598            580,157          1,305,279          1,153,313
     Depreciation and Amortization                  68,691             64,285            198,906            172,090
     Interest - net                                 70,865            233,155            187,384            314,956
     Losses on sales and rescission                   --              777,054                               777,054
===================================================================================================================
TOTAL EXPENSES                                     990,879          2,393,034          3,187,806          3,885,266
===================================================================================================================


(LOSS) BEFORE INCOME TAXES                        (477,964)        (1,952,737)        (1,507,108)        (1,205,824)

PROVISION FOR INCOME TAXES                                         (  971,575)                             (710,386)
===================================================================================================================

NET (LOSS)                                     ($  477,964)       ($  981,162)       ($1,507,108)       ($  495,438)
===================================================================================================================

NET (LOSS) PER COMMON SHARE                    ($     0.13)       ($     0.36)       ($     0.40)       ($     0.18)
===================================================================================================================

Weighted average number of common and
common equivalent shares outstanding             3,672,745          2,733,261          3,723,596          2,692,347
===================================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Nine Months Ended February 28, 1998
                                   (Unaudited)

                                                                                                  Prepaid
                                                                                                  Consulting and       Total
                                          Common Stock            Additional                      Stock subscription   Stockholders'
                                       Shares       Amount     Paid-in-Capital     Deficit        Receivable           Equity
==================================================================================================================================
BALANCE MAY 31, 1997                  2,888,144     $28,881       $9,772,472     ($4,726,638)      ($181,389)          $4,893,326

Sale of stock                         1,500,000      15,000        1,712,957                                            1,727,957

Exercise of options                     115,250       1,153          265,847                                              267,000

Issuance of shares for services         154,762       1,548          414,846                        (339,844)              76,550

Amortization of prepaid consulting                                                                   229,787              229,787

Net (Loss)                                                                        (1,507,108)                          (1,507,108)

==================================================================================================================================
BALANCE FEBRUARY 28, 1998             4,658,156     $46,582      $12,166,122     ($6,233,746)      ($291,446)          $5,687,512
==================================================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                         For the Nine Months
                                                                          Ended February 28,
                                                                   ==============================
                                                                          1998               1997
                                                                          ----               ----
OPERATING ACTIVITIES
   Net (Loss)                                                      ($1,507,108)         ($495,438)
   Adjustments to reconcile net (loss)
   to net cash used in operating activities:
         Depreciation and Amortization                                 428,693            422,090
         Loss on sales and rescission                                                     777,054
         Common stock issued for services                               76,550
         Capitalization of deferred interst
           and other financing costs                                                     (662,500)
         Reduction of allowance for doubtful accounts                 (140,623)          (336,270)
         Increase (decrease) in cash from
            Patient care receivables                                   119,940         (1,070,715)
            Other current assets                                        80,943             (3,200)
            Other  assets                                                                 (14,002)
            Accounts payable and accrued expenses                     (305,881)           443,997
            Other liabilities                                         (192,667)
            Deferred income tax                                                          (710,386)
=================================================================================================
NET CASH (USED) BY OPERATING ACTIVITIES:                            (1,440,153)        (1,649,370)
=================================================================================================

INVESTING ACTIVITES
   Acquisition (net of notes payable of $300,000 in 1998)             (100,000)          (455,000)
   Purchases of fixed assets (net of capitalized
      lease obligations of $171,335 in 1998)                           (73,217)           (69,598)
   Proceeds from sale of fixed assets                                  171,335
   Payments on security deposits                                        (7,140)
   Decrease in note receivable                                         373,935
   Increase in note receivable                                                           (448,935)
=================================================================================================
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES:                      364,913           (973,533)
=================================================================================================

FINANCING ACTIVITIES
   Proceeds of notes payable and long-term debt                        225,000          1,112,235
   Payments of notes payable and long-term debt                       (149,943)          (335,688)
   Obligation to issue common stock                                                        21,429
   Proceeds from issuance of common stock                            1,844,956
   Payments of capitalized lease obligations                           (69,570)
   Payments of notes payable - bank                                   (441,750)          (244,027)
   Proceeds of notes payable - accounts receivable financing         1,343,966          2,507,893
   Payments of notes payable - accounts receivable financing          (903,459)          (695,393)
=================================================================================================
NET CASH PROVIDED BY FINANCING ACTIVITIES:                           1,849,200          2,366,449
=================================================================================================

NET INCREASE (DECREASE) IN CASH                                        773,960           (256,454)

CASH - Beginning of Period                                             125,919            292,315

=================================================================================================
CASH - End of Period                                                  $899,879            $35,861
=================================================================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest Expense Paid                                              $176,430            $64,956
=================================================================================================

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, as amended.

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

4.   COMMON STOCK

     Issuance of Common Stock

     Through February 28, 1998, the Company issued an aggregate of 6,762 shares of common stock in exchange for legal services of $30,550.

     On September 3, 1997, the Company entered into a settlement agreement with its former Chief Executive Officer and issued 22,500 shares of common stock and, as of May 31, 1997, recorded such shares at $29,531.

     In September 1997, 125,000 shares of common stock issuable pursuant to the terms of a consulting agreement with a related party (Note 12) have been recorded at $2.72 per share. The aggregate consulting fees of $339,844 are being amortized over the term of the agreement.

     In January 1998, a Director of the Company exercised an option for 5,000 shares of common stock at an exercise price of $1.00 per share.

     In January 1998, the Company and a former consultant settled a matter requiring the Company to issue 22,000 (and, if a certain stock value is not met, an additional 2,500) shares of common stock and pay $3,000 in cash. As of February 28, 1998, the Company issued 23,000 shares of common stock and paid $3,000 as full settlement.

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

     Through February 28, 1998, options for 110,250 shares of common stock, at prices ranging from $2.00 to $3.00 per share, have been exercised.

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

7.   NOTES PAYABLE - BANK

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

     On September 10, 1997, the line of credit and term loans were paid off (Note 8).

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

     As of February 28, 1998, realization of the Company's deferred tax assets of $1,200,000 resulting from the net operating loss carryforwards and temporary differences, is considered unlikely and, accordingly, a valuation allowance of $1,200,000 has been established.

     As of February 28, 1998, the Company had net operating loss carryforwards of approximately $3,600,000 to reduce future Federal taxable income, expiring through May 31, 2013. As a result of a prior change in control in ownership of the Company, utilization of approximately $225,000 of these net operating loss carryforwards, expiring through May 31, 2006, are limited to approximately $26,000, per year.

11.  COMMITMENTS AND CONTINGENCIES

     Employment Agreement

     The Company was committed under an employment agreement, as amended July 1997, to its former Chief Operating Officer through September 30, 1999, requiring: (1) an annual salary of $260,000; (2) deferred compensation for the year ended May 31, 1997 of either $100,000 or 50,000 shares of common stock; (3) bonuses, as defined, up to $30,000, per quarter; (4) options to purchase 350,000 shares of common stock, exercisable at $1, per share, through October 1, 1998;
(5) a loan of $350,000, payable three years from the date of the loan, in cash or shares of common stock, at $1, per share, with interest at 7%, per annum, payable quarterly; and (6) severance equal to 200% and 100% of annual salary if terminated, as defined, during the twelve months ended September 30, 1998 or 1999, respectively. The loan was to be collateralized by the 50,000 shares of common stock received and the option or shares acquired under the option.

     On February 5, 1998, the Chief Operating Officer of the Company resigned his position and entered into a settlement agreement with the Company. Under the terms of this agreement, the Company assigned its rights in a hospital service contract to the former Chief Operating Officer, paid cash of $60,000, and assumed other obligations totaling approximately $40,000. In exchange, the Company was released of all obligations to the former Chief Operating Officer under any agreements then in effect, including the employment agreement and the cancellation of all stock options.

     Litigation

     In August 1997, the wife of a former chairman of the board of the Company commenced an action, as a stockholder, against the Company alleging unreasonable restraint on the transferability of certain shares of common stock of the Company and for breach of fiduciary duty on the part of the Company's chairman and is seeking unspecified damages and relief. Management and the claimant have reached mutual agreement which will not result in any adverse material effect on the Company.

     In October 1997, an action was commenced against the Company, certain current and former directors, officers and consultants alleging, among other things, breach of fiduciary duties and seeking, among other things, the rescission of the issuance of certain shares of common stock and related options to acquire shares of common stock. Management does not believe this action will have any material adverse effect on the Company.

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

     In August 1997, the above employee's employment was terminated and the Company entered into a consulting agreement for a period of two years at a fee of $150,000, per year, plus 125,000 shares of common stock, issuable 25,000 shares immediately and 5,000 shares, per month, as long as the consultant has not been terminated, as defined. (Note 4)

     In addition, the option agreement to purchase 375,000 shares of common stock has been amended to provide for immediate exercisability and an extension until August 2007.

13.  CONCENTRATION OF CASH

     From time to time, the Company had cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.

14.  RECLASSIFICATION

     Certain   1997  amounts   have  been   reclassified   to  conform  to  1998
classifications.

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

Results of Operations

Nine and Three Months Ended February 28, 1998 Compared to the Nine and Three Months Ended February 28, 1997.

     Patient revenues decreased by 37.3% to $1,680,698 from $2,679,442 in the nine months ended February 28, 1998 (the "Fiscal 1998 Nine Month Period") compared with the nine months ended February 28, 1997 (the "Fiscal 1997 Nine Month Period"). Patient revenues increased by 16.5% to $512,915 from $440,297 in the three months ended February 28, 1998 (the "Fiscal 1998 3rd Quarter") compared with the three months ended February 28, 1997 (the "Fiscal 1997 3rd Quarter"). The reduction in patient revenues for the Fiscal 1998 Nine Month Period is attributable to the disposition in Fiscal 1997 of the Company's North Florida facilities, as well as a fall off in revenues at the Company's New York City facilities during the Fiscal 1998 periods. The increase in patient revenues for the Fiscal 1998 3rd Quarter is attributable to the New York City facility acquired in Fiscal 1998.

     Total expenses were $3,187,806 or 189.7% of revenues for the Fiscal 1998 Nine Month Period, compared with total expenses of $3,885,266 or 145.0% of revenues for the Fiscal 1997 Nine Month Period. Total expenses were $990,879 or 193.2% of revenues for the Fiscal 1998 3rd Quarter, compared with total expenses of $2,393,034 or 543.5% of revenues for the Fiscal 1997 3rd Quarter. Costs of patient services as a percentage of patient revenues increased to 89.0% for the Fiscal 1998 Nine Month Period as compared to 54.8% for the Fiscal 1997 Nine Month Period. For the Fiscal 1998 3rd Quarter cost of patient services as a percentage of patient revenues decreased to 95.1% as compared to 167.7% for the Fiscal 1997 3rd Quarter. These changes were due to the reduction in revenues attributable to the disposition in Fiscal 1997 of the Company's North Florida facilities and fall off in revenues at the Company's New York City facilities, as well as the higher costs of doing business in New York. Further, the Fiscal 1998 3rd Quarter was favorably impacted by the acquisition of a New York City facility in Fiscal 1998. Selling, general and administrative expenses increased by 13.2% to $1,305,279 from $1,153,313 for the Fiscal 1998 Nine Month Period compared with the Fiscal 1997 Nine Month Period and decreased by 37.3% to
$363,598 from $580,157 for the Fiscal 1998 3rd Quarter compared to the Fiscal 1997 3rd Quarter. The increase in selling, general and administrative expenses in the Fiscal 1998 Nine Month Period was due to higher operation expenses incurred in the New York City facilities, increased marketing and consulting expenses, expenses related to the improvement of the Company's financial controls and accounting system, and increased legal and accounting expenses. The increases were also attributable to the transactional activities of the Company, the settlement of certain litigation matters and the preparation of reports filed with the SEC. The Company's efforts to curtail these expenses and strengthen systems controls resulted in decreased selling, general and administrative expenses in the Fiscal 1998 3rd Quarter. Interest expense decreased by 40.5% to $187,384 from $314,956 for the Fiscal 1998 Nine Month Period compared to the Fiscal 1997 Nine Month Period, and by 69.6% to $70,865 from $233,155 for the Fiscal 1998 3rd Quarter compared to the Fiscal 1997 3rd Quarter. These decreases were attributable to decreased levels of borrowing under accounts receivable financing agreements and interest amortization expenses associated thereon in Fiscal 1998 and the disposition of the Company's North Florida facilities in Fiscal 1997. These decreases were partially offset by increased interest amortization expenses attributable to fixed asset sale-leaseback transactions in Fiscal 1998. Loss on sales and rescission was $777,054 for the Fiscal 1997 3rd Quarter and the Fiscal 1997 Nine Month Period. This expense was attributable to the disposition of the Company's North Florida facilities and the rescission of the December 1996 acquisition of four Long Island, New York physical therapy care centers.

     The above factors contributed to a net loss of $1,507,108 for the Fiscal 1998 Nine Month Period as compared to a net loss of $495,438 for the Fiscal 1997 Nine Month Period and a net loss of $477,964 for the Fiscal 1998 3rd Quarter as compared to a net loss of $981,162 for the Fiscal 1997 3rd Quarter.

     Income tax (benefit) for the Fiscal 1998 and Fiscal 1997 Nine Month Periods were ($623,000) and ($710,000), respectively, and for the Fiscal 1998 and Fiscal 1997 3rd Quarters were ($283,000) and ($972,000), respectively. For the Fiscal 1998 Nine Month Period and the Fiscal 1998 3rd Quarter ended February 28, 1998, the deferred income tax benefit has been reduced by a corresponding increase in the allowance for the realization of deferred income tax assets of $623,000 and $283,000, respectively, because as of February 28, 1998, it is unlikely that the deferred tax assets will be realized as they relate primarily to net operating loss carryforwards and the Company may not generate sufficient future taxable income for their utilization.

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

     (b) In July and October 1997 options for 50,000 shares and 4,000 shares of common stock were exercised at prices ranging from $2.00 to $3.00 per share.

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

     In January 1998, a director of the Company exercised an option for 5,000 shares of Common Stock at an exercise price of $1.00 per share.

     On January 29, 1998, the Company closed an offshore placement of 1,500,000 shares of Common Stock for an aggregate purchase price of approximately $3,300,000. The Company incurred expenses of approximately $1,500,000, and received net proceeds of approximately $1,800,000.

     On February 5, 1998, the Chief Operating Officer of the Company resigned his position and entered into a settlement agreement with the Company. Under the terms of this agreement the Company assigned its rights in a hospital service contract to the former Chief Operating Officer, paid cash of $60,000, and assumed other obligations totaling approximately $40,000. In exchange, the Company was released of all obligations to the former Chief Operating Officer under any agreements then in effect, including the employment agreement and the cancellation of all stock options.

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


Dated: April 14, 1998