Form 10KSB
period 1998-05-31
OAK TREE MEDICAL SYSTEMS INC
filed 1998-08-31
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


                                   FORM 10-KSB

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: May 31, 1998

       [ ] Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from ________ to
                                    ________.

                         Commission File Number: 0-16206

                           ---------------------------


                         OAK TREE MEDICAL SYSTEMS, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                   02-0401674
           --------                                   ----------
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

                        163-03 HORACE HARDING EXPRESSWAY
                            FLUSHING, NEW YORK 11365
                                 (718) 460-8400
               (Address, including zip code, and telephone number,
                 including area code, of Registrant's principal
                               executive offices)

               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title of Class)

                           ---------------------------


Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: |X|    No: |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Registrant's revenues for its most recent fiscal year: $2,258,186.

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 26, 1998: 5,152,859.

The aggregate market value of voting and non-voting Common Stock (4,469,484 shares) held by non-affiliates computed by reference to the closing price of the Common Stock as of August 26, 1998: $11,313,381.

Transactional Small Business Disclosure Format:  Yes: |_|  No: |X|

                                     PART I

ITEM 1.  BUSINESS

         Oak Tree Medical Systems, Inc., a Delaware corporation (the "Company"), was incorporated in Delaware on May 27, 1986, as Oak Tree Construction Computers, Inc. From 1986 through 1990, the Company was engaged in the sale of computer systems for the construction industry. For a number of years thereafter, the Company was inactive. The Company changed its name to Oak Tree Medical Systems, Inc. in August 1994. Since January 1995, the Company has been engaged in the business of operating and managing physical therapy care centers and related medical practices. Currently, the Company, through its subsidiary Oak Tree Medical Management, Inc., operates two New York City based physical therapy care centers. Prior to April 1997, the Company also had operations in Florida. Unless otherwise indicated by the text, reference herein to the term "Company" will be deemed to refer to Oak Tree Medical Systems, Inc. and all its subsidiaries.

Medical Business

         The primary focus of the Company to date has been the provision of physical therapy and related rehabilitative services. Physical therapy aids in the restoration of patients who have been disabled by injury or disease or are recovering from surgery. The Company's physical therapy care centers offer preventive, rehabilitative and pre- and post-operative care for neuromuscular and musculoskeletal injury. These may include a variety of orthopedic-related disorders, sports- related injuries, neurologically related injuries, motor vehicle injuries and work-related injuries.

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

         The Company's clinics offer specific programs for injured workers compensation patients. Each clinic first evaluates the worker's physical condition and capacity to perform the requirements of his or her employment. This evaluation may be used by insurers to estimate the extent of rehabilitation treatment or as a basis for settlement of disability claims. Thereafter, the clinic will prescribe and implement a course of "work conditioning" (hardening), which includes graduated exercise and work stimulation therapies.

         The Company believes that purchasers and providers of health care services such as employers, insurance companies and health maintenance organizations who are seeking to save on traditional health care services view physical therapy and rehabilitation services as cost-effective in that they may prevent short-term disabilities from becoming chronic conditions, and may accelerate recovery from surgery and neuromuscular and musculoskeletal injuries. In addition, changes in both public and private health insurance reimbursement have encouraged early hospital discharge, another trend which promotes the need for outpatient physical therapy services. Also, the aging of the U.S. population has increased demand for rehabilitation programs to treat chronic conditions of the elderly.

         The Company's strategy has been to take advantage of these trends by acquiring and integrating a network of health care practices, particularly in the greater New York metropolitan area. The Company believes that attractive acquisition opportunities exist in its industry because of health care's current cost containment economics, laws that bar health care practitioners from referring to entities in which they have an ownership interest and the general sense of insecurity among health care practitioners resulting from the great amount of change being experienced by the profession. New reimbursement schedules and conventions have put particular pressure on the traditional private practice of medicine and allied health care services. Government health programs, private insurers and health maintenance type organizations have in many cases reduced payments to health care professionals and in some cases have substituted capitation or fixed reimbursement for the traditional "fee for service" payments.

         In this environment, the importance of conducting health care practices in an efficient and cost-effective manner has increased. By centralizing non-medical activities, such as administration, accounting, billing, marketing, procurement and human resources, health care providers can reduce unit costs, enhance efficiencies and promote profitability. Centralized management of medical practices also facilitates identification, negotiation and consummation of advantageous contractual relationships with health maintenance organizations, preferred provider organizations, hospitals, nursing homes, school systems and similar institutions. Referrals and contract work from such organizations and institutions may be essential to the long-term viability of providers of outpatient rehabilitative services.

Existing Facilities

         In October 1996, the Company acquired the management and assets of three New York City based physical therapy care centers for an aggregate purchase price of $900,000 (in cash and assumed debt) and 10,000 shares of Common Stock (with a guaranteed value of not less than $100,000 and issuable in October 1998). Included in the acquisition was a contract for the provision of physical therapy services to a county hospital in Westchester, New York. In connection with the acquisition, the Company entered into a three-year employment agreement with the seller of the clinics, a licensed physical therapist, who served as the director of operations of the New York City clinics and Chief Operating Officer of the Company until February 1998. The Company also assumed three leases for the physical therapy care centers. In July 1998, the Company sold substantially all of the equipment and operations of two of the three facilities it acquired in 1996 to a subsidiary of SMR Management Corp., Nesconset Sports, Inc. ("Nesconset Sports"), because the cash flows from these facilities were insufficient to support their operations. The aggregate sales price was $375,000 in cash, of which $365,000 was used to repay certain of the Company's lease obligations. The purchaser assumed the outstanding leases.

         In July 1997, the Company acquired the management and assets of an additional center in New York City for a purchase price of $400,000. The purchase price may be reduced by $100,000 if the final audit of the acquired center shows that it did not attain a certain level of billings as of the end of July 1998, which the Company expects was not attained. In connection with the acquisition, the Company entered into a lease for the acquired center through August 2003, and the seller entered into a four-year noncompetition agreement. In addition, the seller entered into a six-month consulting agreement with the Company continuing thereafter on a month-to-month basis, at $150,000 per annum. The Company also entered into a six-month consulting agreement with the physical therapy care center administrator, a relative of the seller, continuing thereafter on a month-to-month basis, at $50,000 per annum.

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

         Effective February 28, 1997, the Company rescinded the acquisition and the former sellers returned all stock and notes issued to them in the original transaction. In addition, the former sellers agreed to pay the Company $448,935, representing the cash purchase price of the original transaction, the net amount expended by the Company on the facilities for the period from December 1996 to February 1997, and the purchase price of 12,000 shares of Common Stock acquired by the former sellers for $15,000. Of this amount, $50,000 was paid at the closing, $25,000 was paid in May 1997 and the balance was to be paid over an
18-month period. In December 1997, the Company agreed to the early extinguishment of the remaining amount owed by the former sellers and received $325,000 in full settlement. The Company remained obligated to issue 14,286 shares of Common Stock to the landlord of one of the acquired facilities in satisfaction of certain pre-existing obligations. Although the original acquisition of the Long Island clinics was consistent with the Company's strategy of focusing its operations in the New York area, the cash flows from these facilities to the Company were insufficient to support the operations of these facilities by the Company.

Sales of Florida Centers

         Following the Company's October 1996 acquisition of three New York City based physical therapy care centers and the hospital service contract, the Company determined to shift its geographic focus from North Florida to the New York City area. Consistent with this approach, in February 1997 the Company sold substantially all of the assets and operations of its clinics in Jacksonville and Orange Park, Florida. The Jacksonville assets were held by the

Company's Acorn CORF I, Inc. subsidiary and the Orange Park assets were held by the Company's Riverside CORF, Inc. subsidiary. In addition, the Company sold all the shares of Oak Tree Receivables, Inc. ("OT Receivables"), a wholly-owned subsidiary of the Company, which helped finance the operations of the two facilities by buying certain of their receivables and financing the purchase through a receivables funding facility which used the receivables as collateral. The aggregate sales price was $200,000, consisting of $100,000 in cash paid at closing and a note in the amount of $100,000 payable in two installments in April and May 1997. Neither installment has been paid and, as collection is not probable, the Company has established a reserve in the amount of the note. In connection with the sale of the North Florida centers, the purchaser assumed $86,150 of accounts payable and the balance of the obligation of the receivables funding facility in the amount of $1,812,500. In exchange for the consent of the lender of the patient care receivables funding facility, the Company pledged as collateral to the lender additional accounts receivable in the amount of $700,000. The Company also terminated the employment agreement with the facilities' medical director, was given back 400,000 shares of Common Stock which had been issued in connection with the Company's acquisition of the facilities in 1995 and was relieved from its obligation to issue an additional 145,000 shares of Common Stock.

         Continuing the divestiture of its Florida operations, the Company disposed of its remaining North Florida facility, located in St. Augustine, Florida, in April 1997. The sales price was $25,000 in cash, with $15,000 paid at closing and $10,000 paid in April and May 1997.

Proposed Acquisition

         In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, for the acquisition of the management and assets of approximately 30 medical practices and MRI facilities located in the greater New York metropolitan area. Collectively, the centers had revenues of approximately $70 million and estimated earnings before interest, taxes, depreciation and amortization of approximately $23 million in calendar year 1997. The Company intends to finance the proposed acquisition through issuance of debt and equity securities of the Company, which, if consummated, will result in a substantial change to the Company's current debt and equity structure. There can be no assurance, however, that the Company will successfully negotiate a definitive written agreement or meet its obligations of raising capital to complete the acquisition or that all the other conditions to the closing of the transaction will be met.

Marketing

         Because physicians are the primary source of referrals to the Company's clinics, the clinics individually focus their marketing efforts on local orthopedic surgeons, neurosurgeons, physiatrists, occupational medicine practitioners, and general practitioners. On a corporate level, the Company seeks to establish referral relationships with health maintenance organizations, preferred provider organizations, industry and case managers, and insurance companies. The Company is also pursuing contractual relationships for the provision of rehabilitative services with medical institutions, schools, nursing homes and home health care companies.

Government Regulation

         The health care industry is subject to extensive and increasing federal, state and local regulation. The Company is also subject to laws and regulations relating to business corporations generally. The Company believes its operations are in material compliance with applicable law. Nevertheless, because of the complexity of the statutes and regulations in the health care area, many of which have not been subject to judicial or regulatory interpretation, there can be no assurance that aspects of the Company's operations will not be subject to legal or administrative challenge. Also, the health care regulatory environment has been in the past, and is likely to be in the future, subject to substantial and ongoing change. Accordingly, there can be no assurance that future changes in the law will not restrict or otherwise adversely affect the Company's business.

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

Investment in Gold Ore

         In May 1993, the Company acquired 50,000 tons of gold ore from Nevada Minerals Corporation in exchange for the issuance of 1,350,000 shares of Common Stock. The ore was appraised as having a $5,000,000 value. The Company subsequently formed a wholly-owned subsidiary, Aurum Mining Corporation
("Aurum"), with the gold ore as its only asset. In June 1995, the Company exchanged the stock of Aurum for 6,000,000 shares of common stock of Accord Futronics Corp. ("Accord"), an unaffiliated privately-held company with other mining related assets. The Company had the right to receive a royalty of 12.5% of the net mining income from processing of the gold ore transferred to Accord.

         In November 1997, the Company returned the 6,000,000 shares of common stock of Accord in exchange for 100% of the common stock of Aurum. At the time of the return of the Accord stock, Accord had neither commenced nor anticipated commencing mining operations, and the Company desired to take action to realize the value of the gold ore. Due to (i) the absence of current financial and other information for Accord, as to both the subsidiary and the underlying gold ore,
(ii) the Company's lack of resources to commence mining, and (iii) the Company's inability to sell the ore, the Company wrote down its investment in the ore by $3,000,000, based on its experience marketing the ore, as of May 31, 1998. The Company intends to continue its attempt to sell the gold ore and anticipates a sale in the near future, although there can be no assurance that it will be successful in doing so.

Employees

         As of May 31, 1998, the Company had 30 full-time employees and 13 part-time employees. The Company also hires independent consultants for its medical service operations from time to time and at May 31, 1998, employed three persons under consulting arrangements.


ITEM  2. PROPERTIES

         The Company's headquarters office is temporarily located in one of its formerly-owned physical therapy care centers located at 163-03 Horace Harding Expressway, Flushing, New York 11365. The Company is currently searching for a more permanent office space.

         Set forth below is certain information concerning the Company's leased facilities for its rehabilitative and medical service operations, as of July 31, 1998. The Company believes these facilities are adequate for its operations.

                              SQUARE            MONTHLY         EXPIRATION
LOCATION                      FOOTAGE            RENT            OF LEASE
1725 Tenbroeck Avenue          2,200             $2,480          11/30/01
Bronx, New York

130 William Street             2,850             $3,978           8/31/03
New York, New York


ITEM 3.  LEGAL PROCEEDINGS

         Medbrook Corporation v. Ronald W. Dennie, M.D. and 1st Coast Physical Medicine Associates, Inc., Case No. 95-4524-CA (4th Judicial Circuit, Duval County, Florida). Plaintiffs in this action sued 1st Coast Physical Medicine Associates, Inc., the former owner of the Jacksonville, Florida physical therapy care centers, and Dr. Ronald W. Dennie, the medical manager of the Jacksonville operations, alleging that Dr. Dennie was in violation of a covenant not to compete with Medbrook Corporation ("Medbrook"). Medbrook had managed the Jacksonville operations prior to their sale to the Company by Dr. Dennie. Plaintiff sought damages and injunctive relief. The matter was settled in December 1997 without material effect on the Company.

         Westcap  Corporation  v. Oak Tree  Medical  Systems,  Inc.,  Index  No.
604059/97  (Supreme  Court of the  State of New York,  County  of New York,  New
York). A former consultant of the Company filed an action against the Company alleging breach of contract and other claims. The plaintiff sought $50,000 in monetary damages and warrants to acquire 250,000 shares of Common Stock. In December 1997, the Company settled the matter by agreeing to issue 23,000 shares of Common Stock to the plaintiff (and, if a certain stock value is not met, an additional 2,500 shares of Common Stock) and a cash payment of $3,000.

         Irwin Bosh Stack and Irene Stack v. Oak Tree Medical Systems, Inc. and Henry Dubbin, Case No. 97-17996 CA 13 (11th Judicial Circuit, Dade County, Florida). In August 1997, a stockholder, the wife of the Company's former Chairman of the Board of Directors, filed a lawsuit against the Company, alleging unreasonable restraint on the alienability of her shares of Common Stock of the Company and breach of fiduciary duty on the part of Mr. Henry Dubbin. The plaintiff is seeking unspecified compensatory and punitive damages and injunctive relief.

         U.S. Consultancy, Inc. and FYM, Inc. v. Henry Dubbin, Burton Dubbin, Fred Singer, William Kedersha, Michael Gerber, Ellis Group, Inc., Liberty International, Inc., NFC (Service) Ltd. and Oak Tree Medical Systems, Inc., C.A. No. 15994 (Court of Chancery of the State of Delaware, New Castle County, Delaware). Plaintiffs filed an action on October 20, 1997, alleging, among other things, (i) the Company's failure to hold an annual meeting of stockholders within the time prescribed by Section 211 of Delaware General Corporation Law (the "DGCL") and (ii) breach of fiduciary duties by current and former officers and directors of the Company in (a) issuing shares of Common Stock for the purpose of entrenchment, (b) rejecting potential investment and acquisition opportunities for personal reasons, (c) engaging in self-dealing and wasteful transactions, (d) failing to file annual and quarterly reports with the Securities and Exchange Commission, and (e) issuing unregistered stock of the Company. Plaintiffs sought, among other things, an order compelling the Company to hold an annual meeting of stockholders, rescission of all issuances of shares of Common Stock and options to certain individuals pursuant to Form S-8 registration statements filed in June 1997, and unspecified damages. Plaintiffs also sought to inspect certain books and records of the company pursuant to Section 220 of the DGCL.

         In May 1998, these two related matters were settled, subject to court approval, requiring the Company to pay $170,000, with $120,000 in cash payable immediately and $25,000 in cash payable on each of August 1, 1998 and September 1, 1999. In addition, the Company issued a two-year option to acquire 60,000 shares of Common Stock at $1.59 per share in exchange for consulting services.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on March 9, 1998. The matter submitted to a vote of the Company's stockholders was the election of two directors of the Company's Board of Directors.

         The Company's stockholders elected Messrs. Henry Dubbin and Fred L. Singer to the Company's Board of Directors, to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

         Mr. Henry Dubbin

         Voted for..............................................2,659,449
         Voted against..........................................    2,250
         Authority withheld.....................................       38
         Abstained..............................................        0
         Broker non-votes.......................................        0

         Mr. Fred L. Singer

         Voted for..............................................2,659,699
         Voted against..........................................    2,000
         Authority withheld.....................................       38
         Abstained..............................................        0
         Broker non-votes.......................................        0

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded in the over-the-counter market on the OTC Electronic Bulletin Board of the National Association of Securities Dealers (the "NASD"). The following table sets forth, for the fiscal quarters indicated, high and low closing bid prices for the Common Stock in the over-the-counter market as reported by the NASD. The information below reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                   Low Bid             High Bid
Fiscal Quarter Ended May 31, 1997:
        First Quarter................................              $4.625               $7.750
        Second Quarter...............................               4.000                7.875
        Third Quarter................................               3.000                5.500
        Fourth Quarter...............................               0.875                2.563


Fiscal Quarter Ended May 31, 1998:
        First Quarter................................              $2.125               $4.469
        Second Quarter...............................               1.875                4.641
        Third Quarter................................               1.750                2.938
        Fourth Quarter...............................               1.063                2.406


        As of August 26, 1998, there were approximately 133 holders of record of the Company's Common Stock. The closing bid and asked prices for the Company's Common Stock on August 26, 1998, was $2.531 and $2.563, respectively.

        The Company has not paid any cash dividends on its Common Stock to date, and the payment of cash dividends in the foreseeable future is not contemplated by the Company. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's ability to pay dividends.

Recent Sales of Unregistered Securities

         A. In December 1996, the Company issued ten year options to acquire 375,000 shares of Common Stock to William Kedersha, the Company's former Chief Executive Officer. These options had an exercise price of $1.6875 per share and were to vest upon the earliest to occur of the Company's achievement of certain financial benchmarks, the five year anniversary of the issuance of the options or a change of control (as defined). In September 1997, the Company entered into a settlement agreement with Mr. Kedersha, whereby the Company terminated his employment, cancelled such options and issued to Mr. Kedersha 22,500 shares of Common Stock.

         B. In December 1996, the Company granted ten year options to acquire 375,000 shares of Common Stock to Burton Dubbin, the son of Mr. Henry Dubbin, in exchange for consulting services. These options had an exercise price of $1.6875 per share and were to vest upon the earlier to occur of (i) the Company's achievement of certain financial benchmarks, (ii) the five year anniversary of the issuance of the options and Mr. Burton Dubbin being an employee with the Company or (iii) a change of control (as defined). Mr. Burton Dubbin became an employee of the Company in April 1997. In August 1997, Mr. Burton Dubbin terminated his employment with the Company and entered into a two-year consulting agreement at a fee of $150,000 per annum, plus 125,000 shares of Common Stock, of which 25,000 shares were immediately issuable and 5,000 shares are issuable monthly (in an aggregate amount not to exceed 100,000 shares) for the duration of Mr. Burton Dubbin's service with the Company. In addition, the Company amended the terms of the options, making such options immediately exercisable and extending the expiration date until August 2007. As of May 31, 1998, 125,000 shares of Common Stock have been issued to Mr. Burton Dubbin, which shares are being held in escrow.

         C. In April 1997, the Company issued options to acquire 20,000 shares of Common Stock to Fred L. Singer, a director and Vice President of the Company. The options are immediately exercisable and have an exercise price of $1.00 per share. In January 1998, Mr. Singer exercised options to acquire 5,000 shares of Common Stock. The remaining options expire on April 16, 1999.

         D. In April and May 1997, the Company entered into three agreements for financial consulting services. Under the first of these agreements, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 200,000 shares at exercise prices of between $2.50 and $4.25. The second agreement provides for the issuance to a consultant of 75,000 shares of Common Stock and options to acquire an additional 75,000 shares at exercise prices of between $4.50 and $5.00. Under the third agreement, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 250,000 shares at prices of between $2.00 and $4.75. During the fiscal year ended May 31, 1998, options for 110,250 shares were at prices ranging from $2.00 to $3.00 per share, and options to acquire 143,750 and 75,000 shares were extended to December 31, 1998 and February 29, 1999, respectively, in exchange for consulting services valued at $10,000.

         E. In May 1997, the Company issued options to acquire 350,000 shares of Common Stock to Gary Danziger, the former Chief Operating Officer of the Company. The options had an exercise price of $1.00 per share and were to expire on October 1, 1998. In February 1998, Mr. Danziger terminated his employment with the Company and agreed to terminate these options and his right to receive 50,000 shares of Common Stock in exchange for $60,000 in cash. In addition, the Company forgave outstanding net loans owed by Mr. Danziger in the amount of $34,924.

         F. During the fiscal year ended May 31, 1998, the Company issued 6,539 shares of Common Stock to Kramer, Levin, Naftalis & Frankel, counsel of the Company, in consideration of legal services. These shares were valued at an average price of $2.50 per share.

         G. In July 1998, the Company agreed to issue 400,000 shares of Common Stock in a private placement to "accredited investors" at an offering price of $2.30 per share, with net proceeds to the Company of $1.09 per share. The shares are currently being held in escrow. Signature Equities Agency, G.m.b.H served as placement agent in connection with the offering.

         The issuance set forth above were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions by an issuer not involving any public offering, and, alternatively, in the case of employee options, on a no-sale theory.

Sales of Equity Securities Pursuant to Regulation S

         On January 29, 1998, the Company closed an offshore placement of 1,500,000 shares of Common Stock for an aggregate purchase price of $3,324,025. The Company incurred expenses of $1,600,868 and received net proceeds of $1,723,157. Signature Equities Agency, G.m.b.H, served as placement agent in connection with the offering.

         The placement was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act, pursuant to Section 4(2) thereof, and pursuant to Regulation S promulgated under the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is engaged in the business of operating and managing physical therapy care centers. The Company currently operates two facilities in New York City.

         In December 1996, the Company acquired four Long Island, New York based physical therapy care centers. This acquisition was rescinded in March 1997.

         In February 1997, the Company sold the assets and certain liabilities of two physical therapy care facilities and related rehabilitative medicine practices located in Jacksonville and Orange Park, Florida, together with a related comprehensive outpatient rehabilitation facility (CORF) license. In connection with the sale of these facilities, the Company also sold a wholly-owned financing subsidiary, effectively terminating its obligations under a receivables funding facility. In April 1997, the Company disposed of its physical therapy care center in St. Augustine, Florida, completing its exit from the North Florida area in order to focus its operations in the Northeast.

         In July 1998, the Company sold substantially all of the assets and operations of its facilities located in Flushing and Upper Manhattan, New York, due to insufficient cash flows from such facilities.

         In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, to acquire approximately 30 medical practices and MRI facilities in the greater New York metropolitan area, subject to raising the capital necessary for the acquisitions and other conditions.

Results of Operations

         1998 Fiscal Year Compared to 1997 Fiscal Year

         Patient revenues decreased by 32.5% from $3,344,559 to $2,258,186 in the fiscal year ended May 31, 1998 ("Fiscal 1998") compared with the fiscal year ended May 31, 1997 ("Fiscal 1997"). The decrease in revenues was primarily attributable to the sale of the Company's North Florida facilities in Fiscal 1997, offset in part by a full year of revenues from the Company's New York City clinics acquired in Fiscal 1997. Revenues from the four Long Island, New York clinics acquired in December 1996, whose purchase was rescinded by the Company effective February 28, 1997, were not included in the Company's revenues for Fiscal 1997.

         Total expenses increased by 12.4% to $7,315,751 for Fiscal 1998 from $6,510,448 for Fiscal 1997, primarily due to the $3,000,000 write-down of the gold ore, from $4,994,213 to $1,994,213. On the other hand, costs of patient services, selling, general and administrative expenses, depreciation and amortization and interest expense (recurring operating expenses) decreased by 21.1% from $5,733,391 to $4,524,335. Costs of patient services, as a percentage of patient revenues, decreased from 56.1% in Fiscal 1997 to 52.1% in Fiscal 1998 primarily because of a decrease in the provision for contractual allowances. Selling, general and administrative expenses decreased 11.6% from $3,283,010 in Fiscal 1997 to $2,903,263 in Fiscal 1998, primarily due to decreases in the provision for bad debts, the compensation of executive officers and the travel expenses of executives between the Company's New York and Florida facilities in Fiscal 1998. The decrease was partially offset by increased legal and accounting expenses during Fiscal 1998 due to the settlement of certain litigation matters and the preparation of reports filed with the Securities and Exchange Commission. Interest expense decreased 57.7% from $403,724 in Fiscal 1997 to $170,700 in Fiscal 1998 due to a refinancing and lower interest rates. During Fiscal 1997, the Company also recognized a loss in connection with the sale of the North Florida facilities and the rescission of the Long Island, New York facilities, of $777,054, while recognizing a gain of $208,584 on similar items in Fiscal 1998. Total expenses as a percentage of revenues increased to 324.0% for Fiscal 1998 from 194.7% for Fiscal 1997 as a result of these factors and the decrease in revenues for these periods.

         Income taxes for Fiscal 1998 and 1997 are not representative of an effective tax rate. For Fiscal 1998 and 1997, deferred income tax benefits have been reduced by increases in the allowance for the realization of deferred income tax assets of $2,000,000 and $610,000, respectively, because, as of both May 31, 1998 and 1997, it was more likely than not that the deferred tax assets would not be realized. The deferred tax assets result primarily from impairment of the gold ore and net operating loss carryforwards and the Company may not generate sufficient future taxable income for their utilization. As of May 31, 1998 and 1997, net operating loss carryforwards of $3,500,000 and $1,800,000, respectively, increased due to the increases in taxable losses for each year.

         The above factors contributed to a net loss of $5,057,565 ($1.49 per share) for Fiscal 1998 compared with a net loss of $2,554,212 ($0.99 per share) for Fiscal 1997.

         1997 Fiscal Year Compared to 1996 Fiscal Year

         Patient revenues for Fiscal 1997 decreased by 28.3% to $3,344,559 from $4,663,792 for the fiscal year ended May 31, 1996 ("Fiscal 1996"). The decrease in revenues was attributable to the disposition in Fiscal 1997 of the Company's North Florida facilities, as well as a fall off in revenues at these facilities during that year, offset in part by revenues from the Company's New York City clinics acquired in October 1996. Revenues from the four Long Island, New York clinics acquired in December 1996, whose purchase was rescinded by the Company effective February 28, 1997, are not included in the Company's revenues for Fiscal 1997.

         Total expenses increased by 99.8% from $3,257,931 for Fiscal 1996 to $6,510,448 for Fiscal 1997. The increase in expenses was due to higher operation expenses incurred in the New York City facilities and costs incurred in connection with the disposition of the North Florida facilities. Total expenses include costs of patient services, selling, general and administrative expenses, losses on sales and rescission, interest expenses and depreciation and amortization expenses. Costs of patient services as a percentage of patient revenues increased from 41% in Fiscal 1996 to 56.1% in Fiscal 1997 because of the Company's discontinuation of operations in North Florida and the higher costs of doing business in New York. Selling, general and administrative expenses increased to $3,283,010 in Fiscal 1997 from $1,035,782 in Fiscal 1996. Selling, general and administrative expenses for Fiscal 1997 included allowances and write-offs of uncollectible accounts receivable, compensation of executive officers and travel expenses of executives between the Company's New York and Florida facilities. The increase was also attributable to expenses related to the improvement of the Company's financial controls and accounting system, and increased legal and accounting expenses during Fiscal 1997 primarily due to the transactional activities of the Company during the fiscal year, the settlement of certain litigation matters and preparation of reports filed with the SEC. The Company recognized interest costs of $403,724 in Fiscal 1997 as compared to $130,920 in Fiscal 1996. Interest increased during Fiscal 1997 as a result of higher interest rates on the Company's bank borrowings and increased financing expenses associated with the receivables funding facility. During Fiscal 1997, the Company also recognized a loss in connection with the sale of the North Florida facilities and the rescission of the Long Island, New York facilities, of $777,054. Total expenses as a percentage of revenues increased from 69.9% for Fiscal 1996 to 194.7% for Fiscal 1997 as a result of these factors and the decrease in revenues for these periods.

         Income tax (benefit) expenses for Fiscal 1997 and Fiscal 1996 of ($546,677) and $346,770, respectively, are not representative of an effective tax rate. For Fiscal 1997, the deferred income tax benefit has been reduced by an increase in the allowance for the realization of deferred income tax assets of $610,000, because, as of May 31, 1997, it is more likely than not that the deferred tax assets would not be realized as they relate primarily to net operating loss carryforwards and the Company may not generate sufficient future taxable income for their utilization. As of May 31, 1996, there were less net operating loss carryforwards as compared to Fiscal 1997, and the Company utilized these net operating losses as a reduction of deferred income tax payable. For Fiscal 1996, the income tax expense has been reduced by the reversal of an overaccrual of prior year's taxes of $230,655.

         The above factors contributed to a net loss of $2,554,212 for Fiscal 1997, compared with net income of $1,059,091 for the Fiscal 1996.

Liquidity and Capital Resources

         In the past, the Company has funded its capital requirements from operating cash flow, loans against its accounts receivable, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During Fiscal 1997, the Company undertook a number of actions to consolidate its geographic focus, and with other actions undertaken during Fiscal 1998, the Company hopes to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.

         Following the Company's acquisition of three New York City based physical therapy care centers, together with a hospital contract for the provision of physical therapy services, in October 1996, the Company shifted its geographic focus from North Florida to the New York City area. Consistent with this approach, in February 1997, the Company sold substantially all of the assets and assigned certain liabilities of the physical therapy and rehabilitation care centers and related medical practices in Jacksonville and Orange Park, Florida, together with all of the shares of OT Receivables. (See
Item 1. Business. Sales of Florida Centers.) The purchase price consisted of $200,000 in cash, with $100,000 paid at closing and a note in the amount of $100,000 payable in two installments in April and May 1997. As collection of the note is not probable, the Company has provided a reserve against the amount owed. In connection with the sale of OT Receivables, the Company pledged as collateral to the lender under the receivables funding facility additional accounts receivable in the amount of $700,000. The Company will be entitled to receive 40% of any collections on the receivables transferred to the lender in excess of the amount owed under the receivables funding facility. The Company currently does not anticipate any such excess. In connection with the sale of the two North Florida facilities, the Company terminated the employment agreement with the facilities' medical director, received a return of 400,000 shares of the Company's Common Stock that had been issued in connection with the acquisition of the Company's North Florida facilities in 1995 and was relieved of its obligation to issue an additional 145,000 shares of common stock incurred in connection with such acquisition.

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

         In April 1997, the Company agreed to issue 300,000 shares of Common Stock to a private investor at a price of $.67 per share. Proceeds of the sale of the shares have been used for working capital. Also, in April and May 1997, the Company entered into three agreements for financial consulting services. Under the first of these agreements, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 200,000 shares at exercise prices of between $2.50 and $4.25. The second agreement provides for the issuance to a consultant of 75,000 shares of Common Stock and options to acquire an additional 75,000 shares at exercise prices of between $4.50 and $5.00. Under the third agreement, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 250,000 shares at prices of between $2.00 and $4.75. During Fiscal 1998, options for 110,250 shares, at prices ranging from $2.00 to $3.00 per share, were exercised.

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

         In September 1997, the Company entered into a financing agreement to borrow on all of its existing and future patient care receivables for the next two years. Under the agreement, the financing company will advance to the Company 75% of under 180-day, eligible receivables (as defined). At the initial closing, the Company paid an origination fee of $17,457, and, upon each advance, the Company will pay a discount equal to prime plus 5% per annum. The Company has assigned and will continue to assign substantially all of these receivables to the finance company. The Company used the initial proceeds to pay off the bank term loans.

         In May 1993, the Company acquired 50,000 tons of gold ore from Nevada Minerals Corporation in exchange for the issuance of 1,350,000 shares of Common Stock. (See Item 1. Business. Investment in Gold Ore.) The ore was appraised as having a value of $5,000,000. The Company subsequently formed a wholly-owned subsidiary, Aurum, with the gold ore as its only asset. In June 1995, the Company exchanged the stock of Aurum for 6,000,000 shares of common stock of Accord. The Company had the right to receive a royalty of 12.5% of the net mining proceeds from the processing of the ore transferred to Accord. In November 1997, the Company returned the 6,000,000 shares of common stock of Accord in exchange for 100% of Aurum, because Accord had not commenced and did not anticipate commencing mining operations and the Company desired to take action to realize the value of the gold ore.

         As of May 31, 1998, the Company (i) has been unsuccessful in its attempts to sell the gold ore and (ii) does not have the capability or the resources to commence the mining of the gold ore. For these reasons, and due to the absence of current financial and other information for Accord, the Company has written down the value of its investment in the gold ore by $3,000,000 (from $4,994,214 to $1,994,214). The Company intends to continue its attempt to sell the gold ore and anticipates a sale in the near future, although there can be no assurance that it will be successful in doing so.

         On January 29, 1998, the Company closed an offshore placement of 1,500,000 shares of Common Stock for an aggregate purchase price of $3,324,025. The Company incurred expenses of $1,600,868 and received net proceeds of $1,723,157.

         On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000 in cash. The Company also incurred a brokerage fee of 10% of the sales price. Proceeds of $365,000 were used to repay certain lease obligations.

         In September 1997, the Company entered into a letter of intent, amended in December 1997, to acquire the assets and operations of approximately 30 medical practices and MRI facilities. (See Item 1. Business. Proposed Acquisition.)

         As of May 31, 1998, negative working capital decreased from $394,499 to $26,008 as a result of improving the cash flows of the facilities, resolving all pending legal matters and selling Common Stock. Upon the sale of the two facilities in July 1998, it is anticipated the working capital will become positive and continue to improve.

Year 2000

         The Company has assessed its financial accounting and reporting system and it is fully Year 2000 compliant. The Company's patient receivable system will be assessed in the near future, after taking into account the proposed acquisition, but the Company does not anticipate that it will incur significant expenses or be required to make significant investment in computer systems improvements to become Year 2000 compliant. However, any problems associated with the compliance of the Company, managed care organizations, government agencies or providers could have a material adverse effect on the Company's business, results of operations land financial condition. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (a) Simon Krowitz Bolin & Associates, P.A. ("Simon Krowitz") served as the independent auditors from January 4, 1996 to April 29, 1997 and as the independent auditors of the Company for the fiscal year ended May 31, 1996. Effective April 29, 1997, Simon Krowitz resigned as the Company's independent auditors. The report of Simon Krowitz on the Company's financial statements for the fiscal year ended May 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with the audit of the Company's financial statements for the fiscal year ended May 31, 1996 and through April 29, 1997, there were no disagreements between the Company and Simon Krowitz on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         (b) Effective June 6, 1997, the Company appointed Most Horowitz & Company, LLP, as its independent auditors


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company and their positions at August 26, 1998 were as follows:

   Name                      Age                   Position

   Henry Dubbin               83                   President and Director
   Fred L. Singer             65                   Vice President and Director

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

         Gary Danziger served as Chief Operating Officer and Vice President of the Company from April 1997 to February 1998, and as a member of the Board of Directors from July 1997 to February 1998.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who beneficially own more than

10% of a registered class of the Company's equity securities ("10% stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, during the past fiscal year, the Company is of the belief that all such reports were filed on a timely basis, except as follows: (a) Mr. Henry Dubbin did not file a Form 4 on a timely basis to report his disposition of shares of Common Stock of the Company; and (b) Mr. Fred Singer did not file a Form 4 on a timely basis to report his acquisition of shares of Common Stock of the Company.


ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other most highly compensated executive officers who earned over $100,000 during the fiscal year ended May 31, 1998 (collectively, the "named executive officers") for services rendered in all capacities to the Company during the fiscal years ended May 31, 1996, 1997 and 1998.

===================================================================================================================================
                                                   SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      ANNUAL                       LONG-TERM COMPENSATION
                                                                   COMPENSATION
                                                        ---------------------------------------------------------------------------
                                                                               OTHER                                 COMMON
                                                                               ANNUAL          RESTRICTED             STOCK
                                               FISCAL                         COMPEN-             STOCK            UNDERLYING
NAME AND PRINCIPAL POSITION                     YEAR          SALARY           SATION           AWARD(S)             OPTIONS
-----------------------------------------------------------------------------------------------------------------------------------
Henry Dubbin                                    1996           -0-              -0-                -0-                 -0-
President                                       1997         $15,414            -0-                -0-                 -0-
                                                1998          32,000            -0-                -0-                 -0-
-----------------------------------------------------------------------------------------------------------------------------------
Gary Danziger(1)                                1997         $120,641         $100,000             -0-               350,000
Chief Operating Officer                         1998         $143,333           -0-                -0-                 -0-
-----------------------------------------------------------------------------------------------------------------------------------
Fred L. Singer                                  1997           -0-              -0-                -0-               20,000
Vice President                                  1998          16,000            -0-                -0-                 -0-
===================================================================================================================================

(1) Includes deferred compensation of $100,000 as of May 31, 1997, pursuant to Mr. Danziger's amended employment agreement with the Company. Mr. Danziger's employment agreement, deferred compensation and options to acquire 350,000 shares of Common Stock were terminated upon his resignation from the Company in February 1998.

         Option Grants. The Company did not make any stock option grants to the named executive officers during the last fiscal year.

         Aggregated Option Exercises and Fiscal Year-End Option Values. The following table sets forth certain information relating to the exercise of stock options during the fiscal year ended May 31, 1998 for each of the named executive officers and the fiscal year-end value of the unexercised options held by the named executive officers.

===================================================================================================================================
                        AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS VALUES
-----------------------------------------------------------------------------------------------------------------------------------

                              SHARES                                                                  VALUE OF UNEXERCISED IN-
                           ACQUIRED ON          VALUE             # OF UNEXERCISED OPTIONS           THE-MONEY OPTIONS AT FISCAL
                             EXERCISE          REALIZED              AT FISCAL YEAR END                     YEAR END (1)
-----------------------------------------------------------------------------------------------------------------------------------
NAME                                                           EXERCISABLE      UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------------
Henry Dubbin                    0                 $0               250,000            0               $42,969                 $0
-----------------------------------------------------------------------------------------------------------------------------------
Fred L. Singer                5,000             $5,000              15,000            0               $17,578                 $0
===================================================================================================================================

(1) Value is calculated on the basis of the difference between the option exercise price and the average of the bid and asked prices for the Common Stock at May 29, 1998 as quoted on the over-the-counter market, multiplied by the number of shares underlying the option.

Employment Agreements

         The Company has an employment agreement with Henry Dubbin, as amended September 1997, expiring on September 1, 1998 and providing for a salary of $50,000 per year. For fiscal 1994, salary due Mr. Dubbin in the amount of $54,375 was converted into a note, which was subsequently cancelled by Mr. Dubbin. In January 1995, in consideration of past services, the Company granted to Mr. Dubbin options to acquire 250,000 shares of Common Stock, exercisable at $2.00 per share until January 1, 1999. Mr. Dubbin waived his salary for the 1995 and 1996 fiscal years.

         Gary Danziger had a three-year employment agreement with the Company, as amended in July 1997, expiring in October 1999 which provided for (i) an annual salary of $260,000, (ii) deferred compensation for the year ended May 31, 1997 of either $100,000 or 50,000 shares, (iii) incentive bonuses of up to $30,000 per quarter, (iv) options to acquire 350,000 shares of Common Stock, exercisable at $1.00 per share until October 1, 1998, (v) a loan facility of $350,000, payable in three years from the date of borrowing at interest of 7% per annum and (vi) severance equal to 200% or 100% of annual salary if terminated during twelve months ended September 30, 1998 or 1999, respectively. In February 1998, Mr. Danziger resigned all positions with the Company and his employment agreement was terminated, including his right to receive 50,000 shares of Common Stock (which was recorded as deferred compensation of $100,000) and his options to acquire 350,000 shares of Common Stock in exchange for $60,000 in cash. In addition, the Company forgave outstanding net loans to Mr. Danziger in the amount of $34,924.

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

         As of August 26, 1998, no options under the 1994 Plan were outstanding.

Non-Plan Options

         As of August 26, 1998, the Company had outstanding non-plan options to purchase an aggregate of 986,500 shares of Common Stock. The outstanding options granted to current and former officers and directors of the Company are as set forth below.

                                    Number of
Name                                Option Shares             Exercise Price            Expiration Date
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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of August 26, 1998 with respect to (i) those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company,
(iii) each named executive officer, and

(iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

                                                AMOUNT AND NATURE OF            PERCENT
BENEFICIAL OWNER                                BENEFICIAL OWNERSHIP            OF CLASS
Henry Dubbin(1)                                        928,375                    17.2%
10155 Collins Avenue, Suite 607
Bar Harbor, FL  33154

Nevada Minerals Corporation                            678,375                    13.2%
10155 Collins Avenue, Suite 607
Bar Harbor, FL  33154

Fred L. Singer(2)                                       20,000                      *
9240 West Bay Harbor Dr., Apt. 3-C
Bay Harbor Islands, FL  33154

All officers and directors as a group                  948,375                    17.5%
(2 persons)(3)

-------------------------------
* Less than 1%.

(1) Includes (i) 678,375 shares of Common Stock that Mr. Henry Dubbin beneficially owns through Nevada Minerals Corporation, a corporation of which he is the majority stockholder and president, and (ii) 250,000 shares of Common Stock subject to currently exercisable options.

(2)      Includes   15,000   shares  of  Common  Stock   subject  to  currently
         exercisable options.

(3)      Includes   265,000   shares  of  Common  Stock  subject  to  currently
         exercisable options and 678,375 shares of Common Stock held by Nevada Minerals Corporation.

Change in Control

         In September 1997, the Company entered into a letter of intent to acquire certain companies whose assets consist primarily of approximately 30 medical practices and MRI facilities located in the greater New York metropolitan area. The letter of intent was further amended in December 1997. Collectively, the centers had revenues of approximately $70 million and estimated earnings before interest, taxes, depreciation and amortization of approximately $23 million in calendar year 1997. The Company intends to finance the proposed acquisition through issuance of debt and equity securities of the Company, which, if consummated, will result in a substantial change to the Company's current debt and equity structure. There can be no assurance, however, that the Company will successfully negotiate a definitive written agreement for the purchase of these facilities or meet its obligations of raising capital to complete the acquisition or that all the other conditions to closing will be met by any of the parties to the transaction.

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

         On December 3, 1996, the Company granted an option to purchase 375,000 shares of Common Stock to Burton Dubbin, Mr. Henry Dubbin's son, in exchange for consulting services. The option was exercisable at $1.69 per share until December 2006. Mr. Burton Dubbin became an employee of the Company in April 1997. In August 1997, Mr. Burton Dubbin terminated his employment with the Company and entered into a consulting agreement for a period of two years at a fee of $150,000 per year, plus 125,000 shares of Common Stock, with 25,000 shares issued immediately and 5,000 shares issued monthly. In addition, the option to acquire 375,000 shares of Common Stock has been amended to provide for immediate exercisability and extension until August 2007.


                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM S-K

          The following documents are filed as part of this Annual Report on Form 10-KSB.

(a)       Financial Statements:                                                                                Page
          Independent Auditor's Report consolidated financial statements
          for the years ended May 31, 1998 and 1997.......................................................      F-1

          Consolidated Balance Sheet as of May 31, 1998 and 1997...........................................     F-2

          Consolidated Statement of Operations for the years ended
          May 31, 1998 and 1997 ...........................................................................     F-4

          Consolidated Statement of Stockholders' Equity for the years ended
          May 31, 1998 and 1997 ...........................................................................     F-5

          Consolidated Statement of Cash Flows for the years ended




          May 31, 1998 and 1997............................................................................     F-6

          Notes to Consolidated Financial Statements.......................................................     F-8

(b)       Reports on Form 8-K.

          None.

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

3.3 By-Laws. Incorporated by reference from Registration Statement on Form S-18 - Commission File No. 33-8166B, August 20, 1986.

4.1 Form of Common Stock Certificate. Incorporated by reference from Form 10-KSB for the fiscal year ended May 31, 1994.

4.2 Term Loan Agreement, dated September 30, 1996, between Oak Tree Medical Management, Inc. and First Union National Bank. Incorporated by reference from Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996.

4.3 Security Agreement, dated September 30, 1996, between Oak Tree Medical Management, Inc. and First Union National Bank. Incorporated by reference from Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996.

4.4 Promissory Note, dated September 30, 1996, between Oak Tree Medical Management, Inc. and First Union National Bank. Incorporated by reference from Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996.

4.5 Unconditional Guaranty, dated September 30, 1996, among Registrant, Oak Tree Medical Management, Inc. and First Union National Bank. Incorporated by reference from Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996.

4.6 Purchase Agreement, dated July 23, 1997, between Oak Tree Medical Practice, P.C. and PFS VI, Inc. Incorporated by reference from Exhibit
          4.7 of the Annual Report on form 10-KSB for the fiscal year ended May 31, 1997 (the "1997 Form 10-KSB").

10.1 Form of 1994 Equity Performance Plan. Incorporated by reference from Information Statement dated July 11, 1994.

10.2 Form of Employment Agreement with Mr. Henry Dubbin. Incorporated by reference from Form 10-KSB for the Fiscal Year Ended May 31, 1994.

10.3 Agreement of Sale, dated October 1, 1996, among Oak Tree Medical Management, Inc. and Orthopedic & Sports Therapy Services of Queens, L.P. and Parkside of Queens, Inc. Incorporated by reference from Form 10-Q filed for the fiscal quarter ended August 31, 1996.

10.4 Agreement of Sale, dated October 1, 1996, between New Medical Practice, P.C. and Parkside Physical Therapy Services, P.C. Incorporated by reference from Form 10-Q filed for the fiscal quarter ended August 31, 1996.

10.5 Agreement of Sale, dated October 1, 1996, among Oak Tree Medical Management, Inc. Gary Danziger and PTSR, Inc. Incorporated by reference from Form 10-Q filed for the fiscal quarter ended August 31, 1996.

10.6 Employment Agreement, dated as of October 1, 1996, between New Medical Practice, P.C. and Gary Danziger. Incorporated by reference from
          Exhibit 10.12 of the 1997 Form 10-KSB.

10.7 Executive Employment Agreement, dated as of December 3, 1996, between Registrant and William Kedersha. Incorporated by reference from Form 10-QSB filed for the fiscal quarter ended November 30, 1996.

10.8 Stock Option Agreement, dated as of December 3, 1996, between Registrant and Burton Dubbin. Incorporated by reference from Form 10-QSB filed for the fiscal quarter ended November 30, 1996.

10.9 Consulting Agreement, dated as of August 29, 1997, between Registrant and Burton Dubbin. Incorporated by reference from Exhibit 10.18 of the 1997 Form 10-KSB.

10.10 Purchase Agreement, dated as of February 6, 1997, among Registrant, Acorn CORF I, Inc., Riverside CORF, Inc. and MB Data Corporation. Incorporated by reference from Form 8-K filed on February 27, 1997.

10.11 Letter Agreement of Rescission, dated March 19, 1997, from Oak Tree Medical Management, Inc. to James O'Neill, Mark Gentile and Maple Health Inc. Incorporated by reference from Form 8-K filed on April 3, 1997.

10.12     Agreement  of Sale,  dated July 16,  1997,  between  Oak Tree  Medical
          Practice, P.C. and Peter B. Saadeh, M.D. Incorporated by reference from Exhibit 10.17 of the 1997 Form 10-KSB.

10.13 Agreement of Sale, dated July 16, 1998, among Oak Tree Medical Management, Inc., Oak Tree Medical Practice, P.C. and Nesconset Sports, Inc.

21        Subsidiaries:

          Acorn CORF, Inc.                                             Florida
          Acorn CORF I, Inc.                                           Nevada
          Aurum Mining Corporation                                     Nevada
          Oak Tree Financial Services, Inc.                            Florida
          Oak Tree Medical Management, Inc.                            New York
          Riverside CORF, Inc.                                         Florida

27        Financial Data Schedule.

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 1998 AND 1997



                                      INDEX



INDEPENDENT AUDITORS' REPORT F-1

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEET                           F-2 - F-3

   CONSOLIDATED STATEMENT OF OPERATIONS                    F-4

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY          F-5

   CONSOLIDATED STATEMENT OF CASH FLOWS                 F-6 - F-7

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F-8 - F-21

Board of Directors
Oak Tree Medical Systems, Inc.
Flushing, New York


                          INDEPENDENT AUDITORS' REPORT

         We have audited the accompanying consolidated balance sheet of Oak Tree Medical Systems, Inc. and Subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Tree Medical Systems, Inc. and Subsidiaries as of May 31, 1998 and 1997, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ MOST HOROWITZ & COMPANY, LLP

New York, New York
August 7, 1998

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              MAY 31, 1998 AND 1997


                                     ASSETS


                                                              1998                       1997
                                                              ----                       ----
CURRENT ASSETS
  Cash (Note 17)                                               $  455,391                 $  125,919
  Patient care receivables (net of
    allowance for contractual allowances
    and doubtful accounts of $642,000
    in 1998 and $860,123 in 1997)
    (Notes 4 and 6)                                               788,121                    848,269
  Other current assets                                            107,403                    141,622
  Note receivable - current
    portion (Note 14)                                                                        264,401
                                                           --------------                -----------

         TOTAL CURRENT ASSETS                                   1,350,915                  1,380,211

INVESTMENT IN GOLD ORE AND AFFILIATED
  COMPANY (Note 7)                                              1,994,214                  4,994,214
FIXED ASSETS (Note 8)                                             502,339                    507,163
DEFERRED ACQUISITION COSTS (Note 19)                               98,804
OTHER ASSETS                                                       97,740                     80,666
GOODWILL (Note 3)                                                 226,888                     37,141
NOTE RECEIVABLE (Note 14)                                                                    109,534
                                                           --------------                -----------

         TOTAL ASSETS                                          $4,270,900                 $7,108,929
                                                               ==========                 ==========


                                   (CONTINUED)

                        See notes to financial statements

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              MAY 31, 1998 AND 1997

                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              1998                         1997
                                                                                              ----                         ----
CURRENT LIABILITIES
  Notes payable (Notes 6 and 9)                                                          $   334,769                    $  197,305
  Accounts payable and accrued expenses                                                      844,726                     1,024,615
  Current portion of capitalized lease
    obligations (Note 11)                                                                    130,572                       158,345
  Current portion of long-term
    debt (Note 10)                                                                            66,856                       294,445
  Deferred compensation                                                                                                    100,000
                                                                                         ------------                    ----------

         TOTAL CURRENT LIABILITIES                                                         1,376,923                     1,774,710

LONG-TERM DEBT (NOTE 10)                                                                     208,201                        92,667
CAPITALIZED LEASE OBLIGATIONS (Note 11)                                                      458,414                       348,226
ACCOUNTS PAYABLE                                                                              61,551
                                                                                        ------------                    -----------

         TOTAL LIABILITIES                                                                 2,105,089                     2,215,603
                                                                                         -----------                    -----------

COMMITMENTS AND CONTINGENCIES
  (Notes 3 and 13)
STOCKHOLDERS' EQUITY (NOTE 5) Common stock, $.01 par value; authorized:
    25,000,000 shares; issued and outstanding:
    4,657,753 shares, as of May 31, 1998,
    and 2,888,144 shares, as of May 31, 1997                                                  46,577                        28,881
  Additional paid-in capital                                                              12,140,841                     9,772,472
  Deficit                                                                                (9,784,203)                   (4,726,638)
  Less: prepaid consulting and stock
    subscription receivable                                                                (237,404)                     (181,389)
                                                                                        ------------                   -----------

         TOTAL STOCKHOLDERS' EQUITY                                                        2,165,811                     4,893,326
                                                                                         -----------                    ----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                                             $4,270,900                    $7,108,929
                                                                                          ==========                    ==========


                        See notes to financial statements

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        YEARS ENDED MAY 31, 1998 AND 1997

                                                                     1998                          1997
                                                                     ----                          ----
REVENUE
  Patient services (Note 6)                                       $2,258,186                    $3,344,559
                                                                  ----------                    ----------

EXPENSES
  Costs of patient services                                        1,177,005                     1,875,770
  Selling, general and administrative
    (Note 13)                                                      2,903,263                     3,283,010
  Depreciation and amortization                                      273,367                       170,890
  Interest - net                                                     170,700                       403,724
  Writedown of investment in gold
    ore (Note 7)                                                   3,000,000
  (Gains) losses on sales and rescission
    (Notes 4, 13 and 14)                                           (208,584)                       777,054
                                                                -----------                    -----------

         TOTAL EXPENSES                                            7,315,751                     6,510,448
                                                                  ----------                   -----------

      LOSS BEFORE INCOME TAXES
        AND EXTRAORDINARY INCOME                                ( 5,057,565)                  ( 3,165,889)

INCOME TAX BENEFIT (NOTE 12)                                                                       546,677
                                                              --------------                   -----------

      LOSS BEFORE EXTRAORDINARY INCOME                          ( 5,057,565)                  ( 2,619,212)

CANCELLATION OF INDEBTEDNESS (NOTE 16)                                                              65,000
                                                              --------------                  ------------

         NET INCOME                                             ($5,057,565)                  ($2,554,212)
                                                                 ==========                    ==========

LOSS PER COMMON SHARE
  Before extraordinary income                                        ($1.49)                       ($1.02)
  Extraordinary income                                                                                .03
                                                                    --------                       ------

NET LOSS PER COMMON SHARE                                            ($1.49)                      ($ .99)
                                                                       =====                       =====


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                               3,389,574                     2,575,361
                                                                   =========                     =========

                        See notes to financial statements

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 1998 AND 1997


                                                                                                      Additional
                                                                        Common Stock                  Paid-in
                                                                 Shares              Amount           Capital
Balance - June 1, 1996                                         2,619,869             $26,199         $ 9,766,573

Sales of common stock                                            325,333               3,253             251,747

Issuance of common stock upon
  acquisition                                                     54,237                 542             399,458

Reacquisition of shares upon sale of
  Florida                                                      (400,000)             (4,000)         (1,068,000)

Issuance of common stock on acquisition
  and rescission                                                  14,286                 143              99,857

Exercise of options                                               50,000                 500              24,500

Issuance of shares for services                                  224,419               2,244             298,337

Amortization of prepaid consulting

Net loss for year ending May 31, 1997
                                                           -------------          ----------       ---------------

     Balance - May 31, 1997                                    2,888,144              28,881           9,772,472

Sales of common stock (net of expenses
  of $1,600,868)                                               1,500,000              15,000           1,708,157

Issuance of shares for services, etc.                            154,359               1,544             394,364

Exercises of options                                             115,250               1,152             265,848

Amortization of prepaid consulting

Net income for year ending May 31, 1998
                                                           -------------          ----------       ---------------

     Balance - May 31, 1998                                    4,657,753             $46,577         $12,140,841
                                                               =========             =======         ===========

                                                                                    Prepaid
                                                                                    Consulting
                                                                                    and Stock                   Total
                                                                                    Subscription            Stockholders'
                                                              Deficit               Receivable                  Equity
Balance - June 1, 1996                                       ($ 1,984,426)                                     $7,808,346

Sales of common stock                                                                                             255,000

Issuance of common stock upon
  acquisition                                                                                                     400,000

Reacquisition of shares upon sale of
  Florida                                                    (    188,000)                                    (1,260,000)

Issuance of common stock on acquisition
  and rescission                                                                                                  100,000

Exercise of options                                                                    ($25,000)

Issuance of shares for services                                                        (170,750)                  129,831

Amortization of prepaid consulting                                                        14,361                   14,361

Net loss for year ending May 31, 1997                        (  2,554,212)                                   ( 2,554,212)
                                                              -----------           ------------              -----------

     Balance - May 31, 1997                                  (  4,726,638)             (181,389)                4,893,326

Sales of common stock (net of expenses
  of $1,600,868)                                                                                                1,723,157

Issuance of shares for services, etc.                                                  (339,844)                   56,064

Exercises of options                                                                                              267,000

Amortization of prepaid consulting                                                       283,829                  283,829

Net income for year ending May 31, 1998                      (  5,057,565)                                   ( 5,057,565)
                                                              -----------           ------------              -----------

     Balance - May 31, 1998                                   ($9,784,203)            ($237,404)               $2,165,811
                                                               ==========           ----========              -==========


                        See notes to financial statements

                                          OAK TREE MEDICAL SYSTEMS, INC.
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                         YEARS ENDED MAY 31, 1998 AND 1997

                                                                                             1998                        1997
                                                                                             ----                        ----
OPERATING ACTIVITIES
  Net loss                                                                              ($5,057,565)                 ($2,554,212)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Write-down of investment in gold ore                                                 3,000,000
      Depreciation and amortization                                                          560,397                      464,943
      Bad debts                                                                               65,935                    1,390,276
      Common stock issued for services, etc.                                                  56,064                      128,081
      (Gains) losses on sales and rescission                                               (208,584)                      777,054
      Gain on termination of employment agreement                                            (5,076)
      Deferred compensation                                                                                               100,000
      Equity in loss on investment                                                                                          5,786
      Capitalization of deferred interest
        and other financing fees                                                                                        (662,500)
      Deferred income taxes                                                                                             (558,782)
      Cancellation of indebtedness                                                                                       (65,000)
      Increase (decrease) in cash from
        Patient care receivables                                                              17,150                  (1,780,591)
        Other current assets                                                                   (705)                     (68,001)
        Other assets                                                                         (5,260)                      (4,531)
        Accounts payable and accrued expenses                                                 20,371                      762,245
        Deferred compensation                                                               (60,000)
                                                                                        -----------                   -----------

        NET CASH USED IN OPERATING ACTIVITIES                                           ( 1,617,273)                 ( 2,065,232)
                                                                                         ----------                   ----------

INVESTING ACTIVITIES
  Collections of note receivable                                                             325,000                       85,000
  Proceeds from sales of fixed assets                                                        171,335                      450,230
  Acquisition  (net of notes  payable of $300,000 in 1998 and  $189,000 in 1997, respectively, and accounts payable of $65,000 and common stock issued
    stock issued of $400,000 in 1997)                                                      (100,000)                    (436,911)
  Expenses on proposed acquisition                                                          (98,804)
  Purchases of fixed assets (net of capitalized lease
    obligations of $190,610 in 1998 and $466,444 in 1997)                                   (50,824)                    (275,293)
  Proceeds from sales of Florida centers
    (net of expenses of $13,451)                                                                                          101,549
  Advances on rescission                                                                                                (412,506)
  Expenses of rescission                                                                                                  (5,866)
                                                                                      --------------                ------------

        NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                                                              246,707                    (493,797)
                                                                                         -----------                 -----------


                                   (CONTINUED)

                        See notes to financial statements

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 1998 AND 1997

                                   (CONTINUED)




                                                                                            1998                       1997
                                                                                            ----                       ----
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                    $1,990,157                $  241,750
  Proceeds of notes payable                                                                    334,769                 2,561,261
  Payments of long-term debt                                                                 (319,388)                 (421,134)
  Payment of note payable                                                                    (197,305)                   (2,695)
  Payments of capitalized lease obligations                                                  (108,195)                  (21,570)
  Proceeds of long-term debt                                                                                             450,000
  Proceeds of note payable - bank                                                                                        200,000
  Payments of notes payable - other                                                                                    (614,979)
                                                                                           -----------               -----------

       NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                                               1,700,038                 2,392,633
                                                                                           ----------                ----------

       NET INCREASE (DECREASE) IN CASH                                                        329,472                 (166,396)

CASH - Beginning of year                                                                      125,919                   292,315
                                                                                          -----------               -----------

CASH - END OF YEAR                                                                         $  455,391                $  125,919
                                                                                           ==========                ==========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Interest paid                                                                         $  202,288                $  394,559
                                                                                           ==========                ==========



NONCASH TRANSACTION
  The Company exchanged their investment in affiliated company for 100% of the outstanding stock of a subsidiary (Note 7).


                        See notes to financial statements

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       NATURE OF OPERATIONS

         Oak Tree Medical Systems, Inc. and Subsidiaries (Company) operate physical therapy care centers primarily in New York (Note 3).


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

         Fixed Assets

         Physical therapy equipment and office equipment and furniture were stated at cost and are being depreciated on the straight-line method over the estimated useful lives of the assets of five years. Leasehold improvements were stated at cost and are being amortized over the terms of the leases or the estimated useful lives of the assets of seven years, whichever is less.

         Goodwill

         Goodwill resulting from acquisitions of established physical therapy care centers represents costs in excess of net assets acquired and is being amortized on a straight-line basis over twenty years. Annually, the Company evaluates goodwill for impairment by comparing estimated discounted future cash flows to net book value.

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

         Earnings Per Share

         Earnings per share was computed based on the weighted average number of common shares outstanding during the year.

         The Company adopted FASB Statement No. 128, "Earnings Per Share," which changed the calculations and disclosures of earnings per share for the year ended May 31, 1998, without a material effect.


3.       ACQUISITIONS

         On October 1, 1996, the Company acquired the operations of three physical therapy care centers and a hospital service contract located primarily in New York City for $900,000, payable: (a) $400,000 in cash, (b) $100,000 by the assumption of a note payable (Note 10) and (c) the issuance of 54,237 shares of common stock to a creditor of the seller. In addition, the seller will receive 10,000 shares of common stock issuable on October 1, 1998, but no less than a fair value of $100,000 (Note 13).

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

         The results of operations of the acquired physical therapy care centers have been included in the consolidated statement of operations from October 1, 1996, the date of the acquisition. The acquisition was recorded on the purchase method and the total purchase price, including related costs (and net of the imputed interest of $11,000 on the due to seller) was allocated to the fair values of the assets acquired and the excess to goodwill, as follows:

  Patient care receivables (net of
    allowance for doubtful accounts)             $  750,000
  Supplies                                            5,000
  Physical therapy equipment                        261,689
  Deposits                                           35,800
  Goodwill                                           38,422
                                                 ----------
                                                 $1,090,911


         On July 16, 1997, the Company acquired an additional physical therapy care center in New York City for a purchase price of $400,000, payable $100,000 in cash, which was paid at closing, and a note of $300,000 (Note 10). In addition, the seller, a physician, has entered into a noncompete agreement for four years. If the acquired physical therapy care center does not achieve certain billings, which, as of August 7, 1998, does not appear to have been met, the purchase price may be reduced by $100,000.

         In connection with the acquisition, the Company entered into a: (1) lease for the center (Note 13), (2) consulting agreement with the seller for a six month period and then on a month-to-month basis, at $150,000, per annum, and
(3) consulting agreement with the physical therapy care center administrator, a relative of the seller, for a six-month period and then on a month-to-month basis, at $50,000, per annum.

         The results of operations of the acquired physical therapy care center has been included in the consolidated statement of operations from July 16, 1997, the date of the acquisition. The acquisition was recorded on the purchase method and the total purchase price was allocated to the fair values of the assets acquired and the excess to goodwill, as follows:

  Physical therapy equipment                      $171,335
  Office furniture and equipment                     3,665
  Covenant not-to-compete                           25,000
  Goodwill                                         200,000
                                                  --------
                                                  $400,000



4.       SALES OF FLORIDA CENTERS

         On February 12, 1997, certain subsidiaries sold substantially all of the assets and operations of the physical therapy care centers in Jacksonville and Orange Park, Florida. In addition, the Company sold all the outstanding shares of another subsidiary which held the receivables of the two centers, and was the debtor under the patient care receivables funding facility (Note 6).

         In exchange for the assets and subsidiary sold, the Company received $100,000 in cash and a note in the amount of $100,000 and the purchaser assumed $86,150 of accounts payable and a note payable of $1,812,500. In exchange for the consent of the lender of the patient care receivables funding facility, the Company transferred to the lender $700,000 of additional patient care receivables.

         In addition, the Company reacquired 400,000 shares of common stock from an employee, valued at $3.15, per share, and then retired the shares.

         In April 1997, the Company sold its physical therapy care center in St. Augustine, Florida, for $25,000 in cash, completing its exit from Florida.

         During the year ended May 31, 1998, the Company wrote-off unpaid accounts payables of $138,709 and uncollected accounts receivable of $25,998 related to the sold Florida physical therapy care centers.

         A summary of the aggregate loss on the sales of the Florida centers is as follows:

    Reacquisition of common stock                                $1,260,000
    Purchase prices                                                 225,000
    Assumption of note payable                                    1,812,500
    Cancellation of obligation to
      issue shares of common stock                                  349,765
    Assumption of accounts payable                                   86,150
    Costs of assets sold                                        (2,958,623)
    Additional allowance for
      doubtful patient care receivables                           (967,500)
    Write-off of deferred interest and
      other financing fees (Note 6)                               (386,458)
    Allowance for collection of
      note receivable                                             (100,000)
    Expenses of sales                                              (13,451)
                                                               -----------

        Loss on sales                                          ($  692,617)
                                                                ==========



5.       COMMON STOCK

         Issuance of Common Stock

         Through May 31, 1998 and 1997, the Company issued an aggregate of 6,359 and 26,919 shares, respectively, of common stock in exchange for legal services. The shares were valued at an average prices of $2.50 and $3.66, per share, respectively.

         On September 3, 1997, the Company entered into a settlement agreement with its former chief executive officer and issued 22,500 shares of common stock and, as of May 31, 1997, recorded the shares of common stock at $29,531.

         On January 29, 1998, the Company completed an off-shore offering for the sale of 1,500,000 shares of common stock for an aggregate purchase price of approximately $3,324,025 and incurred expenses of $1,600,868 in connection with the offering.

         Public Relations Consulting Agreements

         In April and May 1997, the Company entered into three public relations consulting agreements, two for a period of one year and the other through December 31, 1997, in exchange for an aggregate compensation of: (a) 175,000 shares of common stock for an aggregate purchase price of $1,750, (b) $3,000, per month, for one year and (c) options to acquire 525,000 shares of common stock. The options are exercisable at $2 to $5, per share, through December 31, 1997, as extended. The shares were recorded at $.75 to $1.69, per share. The aggregate consulting fees of $170,750 have been capitalized and are being amortized over the terms of the agreements.

         During the year ended May 31, 1998, options for 110,250 shares of common stock were exercised at prices ranging from $2 to $3, per share, and options to acquire 143,750 and 75,000 shares were extended to December 31, 1998 and February 29, 1999, respectively, in exchange for consulting services valued at $10,000.

         Options

         On December 31, 1996, the Company granted options to purchase 17,500 shares of common stock in exchange for legal services, exercisable at $1.75, per share, through May 1, 2001.

         In April 1997, the Company granted options to purchase 20,000 shares of common stock to a director, exercisable at $1, per share, through April 1999. During the year ended May 31, 1998, options to purchase 5,000 shares were exercised.

         In April 1997, a related party exercised options to purchase 50,000 shares of common stock at $.50, per share, in exchange for a note receivable due on April 15, 1999, with interest at 8.5%, per annum. These options had been acquired from Accord (Note 7).

         The value of all options issued by the Company have been assumed to be immaterial.

         For the years ended May 31, 1998 and 1997, a summary of the status of stock options were as follows:


                                                   1998                                            1997
                              ------------------------------------------------  --------------------------------------------
                                                                Weighted                                      Weighted
                                                                Average                                       Average
                                        Number of               Exercise                Number of             Exercise
                                          Shares                 Price                   Shares                Price
Outstanding - beginning
  of year                                1,542,500               $2.24                    515,000               $2.20

Granted                                     60,000               $1.59                  1,662,500               $2.15
Exercised                                (115,250)               $2.32                   (50,000)               $ .50
Forfeited                                (350,000)               $1.00                  (585,000)               $2.11
Expired                                  (201,000)               $3.84
                                       ----------                                       ---------

Outstanding - end of
  year                                     936,250               $2.30                  1,542,500               $2.24
                                       ===========                                      =========


         As of May 31, 1998, all options were exercisable and, as of May 31, 1997, options to purchase 1,167,500 shares of common stock were exercisable, with a weighted average exercise price of $2.41, per share.

         Stock Option Plan

         In addition, the Company has a Performance Equity Plan (Plan) under which it may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards to purchase up to 600,000 shares of common stock to officers, directors, key employees and consultants. The Company may not grant any options with a purchase price less than fair market value of common stock as of the date of the grant. Through May 31, 1998, the Company had not granted any options under the Plan.

         Reserved Shares

         As of May 31, 1998, the Company has reserved the following shares of common stock:

     Options                                   936,250
     Plan                                      600,000
                                             ---------

                                             1,536,250
                                             =========



6.       PATIENT CARE RECEIVABLES

         In September 1996, the Company refinanced their existing patient care receivable agreement, whereby approximately $2,613,000 of patient care receivables were provided as collateral for a loan of $1,912,500 (Note 4). In the event that the lender collects funds in excess of the original $1,912,500, such excess shall be refunded to the Company, less collection charges. As collection of any amounts are not probable, the Company has written-off these patient care receivables. Upon closing, the Company paid interest and other financing fees of $662,500 (Note 4).

         In September 1997, the Company entered into a financing agreement to borrow on all existing and future patient care receivables for a period of two years. Under the agreement, the Company may borrow up to 75% of under 180 day, eligible patient care receivables, as defined. Upon each advance, the Company will pay a discount equal to 5% above the prime rate, per annum, subject to adjustment, and, at the initial closing, paid an origination fee of $17,457. The Company is required to assign substantially all patient care receivables to the finance company. As of May 31, 1998, the interest rate was 13%, per annum.

         In  connection  with  the  financing  the  consultant   (Note  15)  has
guaranteed up to $225,000 of such financing and the Company has agreed to indemnify the consultant against any such losses.

         On September 10, 1997, $441,749 of proceeds from the initial advance was used to pay off the notes payable - bank (Note 9).

7.       INVESTMENT IN GOLD ORE AND AFFILIATED COMPANY

         As of May 31, 1998, investment in gold ore and, as of May 31, 1997, investment in affiliated company consisted of:

                                                    1998                1997
                                                    ----                ----

  Investment in gold ore                        $4,994,214
  Allowance for impairment                    ( 3,000,000)
  Investment in affiliated company                                 $5,000,000
  Equity in loss                                                      (5,786)
                                             --------------       ------------

                                                $1,994,214         $4,994,214
                                             =============        ============


         In June 1995, the Company exchanged 100% of the common stock of a subsidiary, which only owned an interest in gold ore (which was previously acquired for common stock of the Company, with a value of $5,000,000) for 6,000,000 shares of common stock of Accord Futronics Corp. (Accord), approximately 30%, and was to pay the Company a royalty of 12.5% of net production income from processing the ore. No gain or loss was recognized on the exchange.

         On November 15, 1997, the Company returned the 6,000,000 shares of common stock to Accord in exchange for 100% of the common stock of the subsidiary. Accord had not yet commenced mining nor anticipated commencing in the near future and the Company desired to commence such mining or other provision for the gold. No gain or loss was recognized on the exchange.

         As of May 31, 1998, the Company: (1) has unsuccessfully attempted to obtain financial and other information from Accord, as to both the subsidiary and the underlying gold ore; (2) has unsuccessfully attempted to sell the gold ore, (3) does not have the resources to commence the mining of the gold ore and
(4) the Company's focus in medical and related areas, and therefore, the Company has provided a write down for impairment of the investment in gold ore of $3,000,000, resulting in a carrying value based on recent discussions with potential buyers.

         As  of  May  31,  1996,  the  latest  date  available,   the  unaudited
consolidated condensed financial statements of Accord were:


                                  BALANCE SHEET

    CASH, CASH EQUIVALENTS, AND
       MARKETABLE SECURITIES                           $ 1,365,591
    INVESTMENT IN GOLD RESERVES                         42,875,000
    OTHER ASSETS                                         1,115,122
                                                       -----------

             TOTAL ASSETS                              $45,355,713
                                                       ===========

    LIABILITIES                                               NONE
    SHAREHOLDERS' EQUITY                               $45,355,713
                                                       -----------
             TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                   $45,355,713
                                                       ===========

                             STATEMENT OF OPERATIONS

    REVENUES                                              $195,007
    EXPENSES                                            ( 214,294)
                                                       -----------

             NET LOSS                                   ($ 19,287)
                                                       ===========


8.       FIXED ASSETS

         As of May 31, 1998 and 1997, fixed assets consisted of the following:

                                                 1998                    1997
                                                 ----                    ----

    Physical therapy equipment
     (Notes 11 and 19)                         $687,366               $499,437
    Office equipment and furniture               56,509                 40,258
    Leasehold improvements                       40,919
                                               --------               --------

                                                784,794                539,695

    Less: accumulated depreciation
        and amortization                        282,455                 32,532
                                               --------               --------

                                               $502,339               $507,163
                                               ========               ========


         As of May 31, 1998 and 1997, fixed assets included capitalized lease assets of $705,243 and $514,632, respectively.

         For the year ended May 31, 1998 and 1997, depreciation expense was $257,903 and $123,503, respectively.


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

         On September 10, 1997, the line of credit and term loans were paid-off (Note 6).

10.      LONG-TERM DEBT

      As of May 31, 1998 and 1997, long-term debt consisted of the following:

                                                    1998                 1997
                                                    ----                 ----

       Note payable in equal quarterly
         installments of $18,348,
         including interest at 8%,
         per annum (a) (Note 3)                   $275,057

       Note payable to bank (Note 9)                                   $244,445

       Due to former officer
         (Notes 3 and 13)                                                92,667

       Note payable assumed, paid in
         November 1997, (Note 3)                                         50,000
                                                ----------             --------

                                                   275,057              387,112

       Less: current portion                        66,856              294,445
                                                ----------             --------

                                                  $208,201             $ 92,667
                                                ==========             ========



       (a)  Collateralized by all the assets acquired.


11.      CAPITALIZED LEASE OBLIGATIONS

         Obligations under the capitalized leases and the related assets were recorded at the lower of the present value of the minimum lease obligations or the fair value of the assets. The implicit interest rates on the capital leases were approximately 11% to 17%, per annum.

         In March 1997, the Company purchased primarily physical therapy equipment which were subject to existing operating leases for an aggregate cost of $250,230. This equipment and other fixed assets with a net book value of $239,862 were then sold for $450,230 and leased back for a period of five years. The leaseback has been accounted for as a capitalized lease. The loss of $39,862 realized on the sale and leaseback has been deferred and is being amortized over the term of the lease. In July, 1998, the Company paid-off or assigned these leases in connection with the sale of certain physical therapy care centers (Note 19).

         In August 1997, the Company sold the physical therapy equipment acquired in August 1997 (Note 3) for $171,335 and leased back the equipment for a period of five years.

         As of May 31, 1998, the aggregate future minimum annual lease obligations under the capital leases were as follows:

            Years Ended
              May 31,

              1999                                          $198,650
              2000                                           190,149
              2001                                           185,292
              2002                                           158,537
              2003                                            16,831
                                                            --------

   Total minimum lease obligations                           749,459

   Less: amount representing interest                        160,473
                                                            --------
   Present value of minimum lease
     obligations                                             588,986

   Less: current portion of capitalized
     lease obligations                                       130,572
                                                            --------
                                                            $458,414
                                                            ========


12.   INCOME TAXES

      For the year ended May 31, 1997, income tax benefit consisted of the following:

          Current:    State                       ($ 12,105)
                                                    --------

          Deferred:   Federal                        458,782
                      State                          100,000
                                                    --------
                                                     558,782
                                                    --------
                                                    $546,677
                                                    ========

         For the years ended May 31, 1998 and 1997, the tax effects of timing differences which gave rise to deferred income taxes were as follows:

                                               1998                   1997
                                               ----                   ----

       Allowance for impairment
         of gold ore                        $1,324,000
       Net operating loss
         carryforwards                         776,000            $  100,000
       Cash basis                            (100,000)             1,068,782
       Less valuation allowance            (2,000,000)              (610,000)
                                           ----------             ----------
                                                 None             $  558,782
                                           ==========             ==========

         As of May 31, 1998 and 1997, the tax effects of the components of deferred income tax payable were as follows:

                                                   1998                 1997
                                                   ----                 ----

       Allowance for impairment
         of gold ore                            $1,324,000
       Net operating loss
         carryforwards                           1,376,000             $600,000
       Cash basis                                                       100,000
       Less valuation allowance               ( 2,700,000)           ( 700,000)
                                              -----------             ---------
                                                     None                  None
                                              ===========             =========

         The following is a reconciliation of income taxes computed at the 34% statutory rate to the provision for income taxes:

                                                    1998                 1997
                                                    ----                 ----

       Tax at statutory rate                       $1,720,000        $1,060,000
       State income tax                               280,000            87,895
       Valuation allowance                        (2,000,000)         (610,000)
       Other                                                              8,782
                                               --------------      ------------
                                                        None          $ 546,677
                                               ==============       ===========


         As of May 31, 1998, realization of the Company's deferred tax assets of $2,700,000, resulting primarily from impairment of gold ore and net operating loss carryforwards, is not considered more likely than not, and accordingly, a valuation allowance of $2,700,000 has been established.

         As of May 31, 1998, the Company had net operating loss carryforwards of approximately $3,500,000 to reduce future Federal taxable income, expiring through May 31, 2013. As a result of a prior change in control of ownership of the Company, utilization of approximately $70,000 of these net operating loss carryforwards, expiring through May 31, 2006, are limited to approximately $26,000, per year.


13.      COMMITMENTS AND CONTINGENCIES

         Leases

         The Company is committed under noncancellable leases for centers and office space through November 2003, requiring minimum rents, plus additional rent for increases in real estate taxes and operating expenses.

         As of May 31, 1998, the future minimum aggregate annual payments under these leases, exclusive of those physical therapy care centers sold (Note 19), were as follows:

     Years Ending
        May 31,

        1999                                       $ 78,092
        2000                                         79,304
        2001                                         84,839
        2002                                         70,172
        2003                                         53,438
     Thereafter                                      13,359
                                                   --------
                                                   $379,204
                                                   ========

         For the years ended May 31, 1998 and 1997, rent expense was $352,876 and $382,954, respectively.

         Employment Agreement

         In February 1998, the Company's chief operating officer resigned and his employment agreement was terminated, including his right to receive 50,000 shares of common stock (which was recorded as deferred compensation of $100,000) and options to acquire 350,000 shares of common stock in exchange for $60,000 in cash and the Company forgave outstanding net loans receivable of $34,924.

         The Company also assigned a hospital contract in exchange for an obligation to issue 10,000 shares of common stock (Note 3), resulting in a gain of $95,873.

         Litigation

         On September 1, 1995, a former owner of a center filed a lawsuit against a subsidiary (Note 4) asserting: (1) breach of contract for failure to pay amounts due under management service contracts, (2) breach of contract by improper termination of those contracts and (3) breach of a noncompete agreement by the physician who was the former sole stockholder of the subsidiary and was the Company's chief medical officer. Commencing April 30, 1994, and through May, 1995, the former owner provided management services for certain operations of the subsidiary. In December 1997, the matter was settled without material effect on the Company. During the year ended May 31, 1998, the Company credited operations approximately $52,000 for an unused provision for settlement and legal fees.

         During the year ended May 31, 1998, the Company and a former consultant settled a matter requiring the Company to issue 23,000 shares of common stock and pay $3,000 in cash. During the year ended May 31, 1998, the Company credited operations approximately $64,000 for an unused provision for settlement and legal fees.

         In August 1997, the wife of a former chairman of the board of the Company commenced an action, as a stockholder, against the Company alleging unreasonable restraint on the transferability of certain shares of common stock of the Company and for breach of fiduciary duty on the part of the Company's chairman and is seeking unspecified damages and relief.

         In October 1997, a related action was commenced against the Company, certain current and former directors, officers and consultants alleging, among other things, breach of fiduciary duties and seeks, among other things, the rescission of the issuance of certain shares of common stock and related options to acquire shares of common stock.

         In May 1998, these two related matters were settled, subject to court approval, requiring the Company to pay $170,000, payable $120,000 in cash, $25,000 in cash on August 1, 1998, $25,000 in cash on September 1, 1999. In addition, the Company issued an option to acquire 60,000 shares of common stock at $1.59, per share, for a period of two years in exchange for consulting services.

         For the year ended May 31, 1998, the aggregate settlements of litigation were $164,500.

         Insurance

         Upon the  sales of the  Company's  physical  therapy  care  centers  in
Florida (Note 4), the Company has self-insured for medical malpractice liabilities, if any. Through August 7, 1998, the Company has not been notified of any claims for malpractice. The Company is unable to estimate if there will be or the amounts of any claims.


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

         Effective February 28, 1997, the Company rescinded the acquisition and the sellers returned all stock and notes originally issued to them. The payments of the purchase price and the net revenues and expenses of these centers, for the period from December 11, 1996 to February 28, 1997, were converted to a note receivable of $448,935, including $15,000 for the purchase of 12,000 shares of common stock. The note was collectable $50,000 at closing, $25,000 on May 5, 1997 and the balance in eighteen equal monthly installments, with interest at 10%, per annum. In addition, the finder's fee was also canceled.

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

         On December 11, 1997, the Company received $325,000 in full settlement of the note receivable, resulting in a loss of $48,935.


15.      RELATED PARTY TRANSACTIONS

         Consulting Agreement

         On December 3, 1996, the Company granted an option to purchase 375,000 shares of common stock to a consultant who is a relative of the chairman of the board of the directors. The option was exercisable at $1.69, per share, through December 2006. The option was to become exercisable upon the earlier of: (1) the Company meeting certain revenue and/or earnings criteria or (2) five years and being an employee of the Company. In April 1997, the consultant became an employee of the Company.

         In August 1997, the above employee's employment terminated and the Company entered into a consulting agreement for a period of two years at a fee of $150,000, per year, plus 125,000 shares of common stock, issuable 25,000 shares immediately and 5,000 shares, per month, as long as the consultant has not been terminated, as defined. As of May 31, 1998, 125,000 shares have been issued and are being held in escrow. In addition, the option agreement to purchase 375,000 shares of common stock has been amended to provide for immediate exercisability and an extension until August 2007.


16.      FORGIVENESS OF INDEBTEDNESS

         During the year ended May 31, 1997, the related party (Note 3) forgave the balance due on the finder's fee of $65,000.


17.      CONCENTRATION OF CASH

         From time to time, the Company had cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.


18.      RECLASSIFICATION

         Certain 1997 amounts have been reclassified to conform to 1998 classifications.


19.      SUBSEQUENT EVENTS

         Sale of Physical Therapy Centers

         On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000, payable in cash at closing. The Company also incurred a brokerage fee of 10% of the sales price. Proceeds of $365,000 were used to repay certain lease obligations (Note
11).

         Proposed Acquisition

         In September 1997, as amended in December 1997, the Company entered into a letter of intent to acquire the assets and operations of approximately 30 medical practices and MRI centers.

         Proposed Sale of Common Stock

         Subsequent to May 31, 1998, the Company issued 400,000 shares of Common Stock, being held in escrow, to an underwriter for subsequent sale.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 28, 1998           OAK TREE MEDICAL SYSTEMS, INC.


                                  By:  /s/ HENRY DUBBIN
                                       -----------------------
                                       Henry Dubbin, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                     Title                        Date

 /s/ HENRY DUBBIN                   President and Director       August 28, 1998
---------------------------
Henry Dubbin


 /s/ FRED L. SINGER                 Vice President and Director  August 28, 1998
---------------------------
Fred L. Singer