Form 10QSB
period 1998-08-31
OAK TREE MEDICAL SYSTEMS INC
filed 1998-10-15
CIK 799426

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

                For the quarterly period ended August 31, 1998

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

                               2797 OCEAN PARKWAY
                            BROOKLYN, NEW YORK 11235
                    (Address of principal executive offices)

                                 (718) 332-1919
                (Issuer's telephone number, including area code)

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

Common Stock, $.01 par value                            5,102,859 shares
            Class                              Outstanding at October 14, 1998

Transitional Small Business Disclosure Format (check one):

                       YES ___           NO _X_

================================================================================

                 Oak Tree Medical Systems, Inc. and Subsidiaries

                                      Index


Part I FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet as of August 31, 1998 and May 31, 1998

             Consolidated Statement of Operations for the three months ended August 31, 1998 and 1997

             Consolidated Statement of Stockholders' Equity for the three months ended August 31, 1998

             Consolidated Statement of Cash Flows for the three months ended August 31, 1998 and 1997

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                  August 31, 1998    May 31, 1998
                                                                  ---------------    ------------
             ASSETS

Current Assets
  Cash                                                              $  178,622       $  455,391
  Patient care receivables, less allowance for contractual
    allowances and doubtful accounts of $642,000 as of
    August 31, 1998 and May 31, 1998                                   748,562          788,121
  Other current assets                                                  94,788          107,403

-------------------------------------------------------------------------------------------------
Total Current Assets                                                 1,021,972        1,350,915


Other  Assets
  Investment in gold ore and affiliated company                      1,994,214        1,994,214
  Fixed assets                                                         300,606          502,339
  Other assets                                                          54,641           97,740
  Goodwill                                                              90,471          226,888
  Deferred acquisition costs                                            98,804           98,804
=================================================================================================
TOTAL ASSETS                                                        $3,560,708       $4,270,900
=================================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                                   (Continued)

                                                                  August 31, 1998     May 31, 1998
                                                                  ---------------     ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                                   $    104,400        $    334,769
  Accounts payable and accrued expenses                                795,622             844,726
  Current portion of long-term debt                                     32,148              66,856
  Current portion of capitalized lease obligations                      46,728             130,572

- ------------------------------------------------------------------------------------------------
Total Current Liabilities                                              978,898           1,376,923


Long-term debt                                                         118,697             208,201
Capitalized lease obligations                                           96,644             458,414
Accounts payable                                                        65,099              61,551
--------------------------------------------------------------------------------------------------
Total Liabilities                                                    1,259,338           2,105,089
--------------------------------------------------------------------------------------------------

Stockholders' Equity
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 4,873,003 and 4,657,753 shares issued
    and outstanding as of August 31, 1998 and May 31, 1998,
    respectively                                                        48,730              46,577
  Additional paid-in-capital                                        12,373,365          12,140,841
  Deficit                                                           (9,925,801)         (9,784,203)
  Less: prepaid consulting and stock
    subscription receivable                                           (194,924)           (237,404)

--------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                           2,301,370           2,165,811
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                          $3,560,708          $4,270,900
==================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                    For the Three Months
                                                      Ended August 31,
                                             ==================================
                                                    1998              1997
                                                    ----              ----
REVENUE
     Net patient services                        $   477,026        $   466,147
--------------------------------------------------------------------------------


EXPENSES
     Costs of patient services                       252,492            433,990
     Selling, general and administrative             481,313            349,488
     Depreciation and Amortization                    41,160             61,524
     Interest                                         13,929             24,856
     Gain on sale                                   (170,270)
--------------------------------------------------------------------------------
TOTAL EXPENSES                                       618,624            869,858
--------------------------------------------------------------------------------

NET LOSS                                           ($141,598)         ($403,711)
===============================================================================

NET LOSS PER COMMON SHARE                           ($  0.03)          ($  0.11)
===============================================================================

Weighted average number of common and
common equivalent shares outstanding               4,698,873          3,529,200
===============================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended August 31, 1998
                                   (Unaudited)

                                                                                                  Prepaid
                                                                                                  Consulting and       Total
                                          Common Stock            Additional                      Stock subscription   Stockholders'
                                       Shares       Amount     Paid-in-Capital     Deficit        Receivable           Equity
==================================================================================================================================
BALANCE MAY 31, 1998                  4,657,753     $46,577       $12,140,841    ($9,784,203)      ($237,404)          $2,165,811

Sale of common stock (net               215,250       2,153           232,524                                             234,677
 expenses of $260,513)

Amortization of prepaid consulting                                                                    42,480               42,480

Net Loss                                                                            (141,598)                            (141,598)

==================================================================================================================================
BALANCE AUGUST 31, 1998               4,873,003     $48,730      $12,373,365     ($9,925,801)      ($194,924)          $2,301,370
==================================================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                         For the Three Months
                                                                           Ended August 31,
                                                                   ==============================
                                                                          1998               1997
                                                                          ----               ----
OPERATING ACTIVITIES
   Net Loss                                                          ($141,598)         ($403,711)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
         Depreciation and Amortization                                  83,639            119,559
         Gain on sale                                                 (170,270)
         Common stock issued for services                                                  10,550
         Increase (decrease) in cash from
            Patient care receivables                                    39,559            (13,579)
            Other current assets                                        12,615            106,105
            Other assets                                                41,536
            Accounts payable and accrued payable                       (57,146)            22,820
-------------------------------------------------------------------------------------------------
NET CASH  USED IN OPERATING ACTIVITIES:                               (191,665)          (158,256)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisition (net of notes payable of $300,000)                                        (100,000)
   Purchases of fixed assets (net of capital
      lease obligations of $171,335 in 1998)                                              (69,985)
   Payments on security deposits                                                           (7,140)
-------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES:                                                  (177,125))
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds of notes payable and long-term debt                                           225,000
   Payments of notes payable and long-term debt                       (254,581)            (6,482)
   Payments of capital lease obligations                               (65,200)
   Proceeds from issuance of common stock                              234,677            100,000
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:                   (85,104)           318,518
-------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                  (276,769)           (16,863)

CASH - Beginning of Period                                             455,391            125,919

-------------------------------------------------------------------------------------------------
CASH - End of Period                                                  $178,622           $109,056
=================================================================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest Expense Paid                                               $17,433            $15,728
=================================================================================================

NONCASH TRANSACTIONS

During the three months ended August 31, 1998, as a result of contractual provisions, the Company reduced a note payable by $100,000 and further reduced goodwill by $100,000.  Also, in connection with the July 1998 sale, the purchaser paid off a capital lease obligation on the Company's behalf of $365,000.


                 See notes to consolidated financial statements

                     OAK TREE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   OPERATIONS

     Oak  Tree  Medical  Systems,   Inc.,  a  Delaware   corporation,   and  its
subsidiaries (the "Company") operate physical therapy care centers in New York.

2.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include all the accounts of Oak Tree Medical Systems, Inc. and its wholly-owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity over which the Company exercises significant influence and control. All material intercompany balances and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1999. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998.

3.   SALE OF PHYSICAL THERAPY CENTERS

         On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000, payable in cash at closing. Proceeds of $365,000 were used to repay certain lease obligations. The Company also incurred a brokerage fee of 10% of the sales price which remains unpaid and is included in accounts payable and accrued expenses.

4.  CONTINGENCY

     Insurance

         Following the completion of the sales of the Company's physical therapy care centers in Florida in April 1997, the Company has self-insured for medical malpractice liabilities, if any. Through October 12, 1998, the Company has not been notified of any claims for malpractice. The Company is unable to estimate if there will be or the amounts of any claims.

5.  SUBSEQUENT EVENTS

         Subsequent to August 31, 1998, the Company closed offshore placement of approximately 125,000 shares of Common Stock for an aggregate purchase price of approximately $285,000. The Company incurred expenses of approximately $150,000, resulting in net proceeds of approximately $135,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         The Company is engaged in the business of operating and managing physical therapy care centers. The Company currently operates two facilities in New York City.

         In July 1997, the Company acquired a physical therapy care center in the downtown area of New York City.

         In July 1998,  the Company sold all of the assets and operations of its
facilities   located  in  Flushing  and  Upper  Manhattan,   New  York,  due  to
insufficient cash flows from such facilities.

         In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, to acquire approximately 30 medical practices and MRI facilities in the greater New York metropolitan area, subject to raising the capital necessary for the acquisitions and other conditions.

         RESULTS OF OPERATIONS

Three  months  ended  August 31, 1998  compared to three months ended August 31,
1997

         Patient revenues increased by 2.3% from $466,147 for the three months ended August 31, 1997 (the "1997 First Quarter") to $477,026 for the three months ended August 31, 1998 (the "1998 First Quarter"), despite the reduction in the number of centers operated by the Company from four in the 1997 First Quarter to two in the 1998 First Quarter.

         Total expenses, on the other hand, decreased by 28.9% from $869,858 for the 1997 First Quarter to $618,624 for the 1998 First Quarter. Exclusive of the gain on sale of $170,270 in the 1998 First Quarter, total expenses decreased by 9.3% or $80,964. This decrease occured despite an increase in selling, general and administrative costs of 37.7% from $349,488 for the 1997 First Quarter to $481,313 for the 1998 First Quarter, and was attributable to decreases in legal expenses, decreases in compensation and expenses of executives, and improved operating controls. The gain on sale was related to the sale of the two practices in July 1998. Total expenses as a percent of revenues decreased from 186.6% to 129.7% (or, exclusive of the gain on sale, only to 165.4%).

         The above factors contributed to a net loss of $141,598 ($0.03 per share) for the 1998 First Quarter as compared to a net loss of $403,711 ($0.11 per share) for the 1997 First Quarter.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its capital requirements from operating cash flow, loans against its accounts receivable, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During the three months ended August 31, 1998, the Company has been and is continuing to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.

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

         In May 1993, the Company acquired 50,000 tons of gold ore from Nevada Minerals Corporation in exchange for the issuance of 1,350,000 shares of Common Stock. The ore was appraised as having a value of $5,000,000. The Company subsequently formed a wholly-owned subsidiary, Aurum Mining Corporation, with the gold ore as its only asset. In June 1995, the Company exchanged the stock of Aurum for 6,000,000 shares of common stock of Accord Futronics Corp ("Accord"). The Company had the right to receive a royalty of 12.5% of the net mining proceeds from the processing of the ore transferred to Accord. In November 1997, the Company returned the 6,000,000 shares of common stock of Accord in exchange for 100% of Aurum, because Accord had not commenced and did not anticipate commencing mining operations and the Company desired to take action to realize the value of the gold ore.

         As of May 31, 1998, the Company (i) had been unsuccessful in its attempts to sell the gold ore and (ii) did not have the capability or the resources to commence the mining of the gold ore. For those reasons, and due to the absence of current financial and other information for Accord, the Company wrote down the value of its investment in the gold ore by $3,000,000 (from $4,994,214 to $1,994,214). The Company intends to continue its attempt to sell the gold ore and anticipates a sale in the near future, although there can be no assurance that it will be successful in doing so.

         On January 29,  1998 and in July and August  1998,  the Company  closed
offshore   placements  of  1,500,000   and  215,250   shares  of  Common  Stock,
respectively, for aggregate purchase prices of $3,324,025 and $495,190, respectively. The Company incurred expenses of $1,600,868 and $260,513 in connection with such placement, resulting in net proceeds of $1,723,157 and $234,677, respectively.

         On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000 in cash. Proceeds of $365,000 were used to repay certain lease obligations. The Company also incurred a brokerage fee of 10% of the sales price, which remains unpaid and is included in accounts payable and accrued expenses.

         Working capital increased from $26,008 as of May 31, 1998 to $43,074 as of August 31, 1998, as a result of improved cash flows from the facilities, the sale of Common Stock and the sale of the two facilities in July 1998.

         YEAR 2000

         The Company has assessed its financial accounting and reporting system and considers it to be fully Year 2000 compliant. The Company's patient receivable system will be assessed in the near future, after taking into account the proposed acquisition, but the Company does not anticipate that it will incur significant expenses or be required to make significant investment in computer systems improvements to make the patient receivable system Year 2000 compliant. However, any problems associated with any aspect of the Year 2000 compliance of the Company, managed care organizations, or relevant government agencies or providers could have a material adverse effect on the Company's business, results of operations land financial condition. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

                                   SIGNATURE

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


Dated: October 15, 1998