Form 10QSB
period 1998-11-30
OAK TREE MEDICAL SYSTEMS INC
filed 1999-01-14
CIK 799426

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

                             -----------------------

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998

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

                             -----------------------

        Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X                       NO
                                 ---                         ---

        Indicate number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

    Common Stock, $.01 par value                         5,395,037 shares
    ----------------------------                         ----------------
                Class                           Outstanding at January 13, 1999

Transitional Small Business Disclosure Format (check one):

                             YES                          NO  X
                                 ---                         ---


================================================================================

                 Oak Tree Medical Systems, Inc. and Subsidiaries

                                      Index


Part I - FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements

               Consolidated Balance Sheet as of November 30, 1998 and May 31,
               1998

               Consolidated Statement of Operations for the three and six months ended November 30, 1998 and 1997

               Consolidated Statement of Stockholders' Equity for the six months ended November 30, 1998

               Consolidated Statement of Cash Flows for the six months ended November 30, 1998 and 1997

               Notes to Consolidated Financial Statements

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - OTHER INFORMATION

       Item 5. Other Information

       Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

                        Oak Tree Medical Systems, Inc. and Subsidiaries
                                  Consolidated Balance Sheet
                                          (Unaudited)



                                                           November 30, 1998    May 31, 1998
                                                           -----------------    ------------

        ASSETS

Current Assets
    Cash                                                      $  370,808        $  455,391
    Patient care receivables, less allowance for contractual
        allowances and doubtful accounts of $992,000 and
        $642,000 as of November 30, 1998 and May 31, 1998        352,071           788,121
    Other current assets                                          26,388           107,403
--------------------------------------------------------------------------------------------


Total Current Assets                                             749,267         1,350,915


Other Assets
    Investment in gold ore and affiliated company              1,994,214         1,994,214
    Fixed assets                                                  13,163           502,339
    Other assets                                                  66,389            97,740
    Goodwill                                                     103,448           226,888
    Deferred acquisition costs                                   118,447            98,804
============================================================================================
TOTAL ASSETS                                                  $3,044,928        $4,270,900
============================================================================================


                 See notes to consolidated financial statements.

                        Oak Tree Medical Systems, Inc. and Subsidiaries
                                  Consolidated Balance Sheet
                                          (Unaudited)



                                                           November 30, 1998    May 31, 1998
                                                           -----------------    ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Notes payable                                                              $   334,769
    Accounts payable and accrued expenses                    $   778,579           844,726
    Current portion of long-term debt                                               66,856
    Current portion of capitalized lease obligations                               130,572
--------------------------------------------------------------------------------------------
Total Current Liabilities                                        778,579         1,376,923


Long-term debt                                                                     208,201
Capitalized lease obligations                                                      458,414
Accounts payable                                                  60,883            61,551

--------------------------------------------------------------------------------------------
Total Liabilities                                                839,462         2,105,089
--------------------------------------------------------------------------------------------

Stockholders' Equity
    Common stock, $.01 par value,  25,000,000 shares
        authorized,  5,257,703 and 4,657,753 shares issued
        and outstanding as of November 30, 1998 and
        May 31, 1998, respectively                                52,577            46,577
    Additional paid-in-capital                                12,789,222        12,140,841
    Deficit                                                  (10,483,889)       (9,784,203)
    Less: prepaid consulting and stock
        subscription receivable                                 (152,444)         (237,404)


--------------------------------------------------------------------------------------------
Total Stockholders' Equity                                     2,205,466         2,165,811
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                    $3,044,928        $4,270,900
============================================================================================



                 See notes to consolidated financial statements.







                        Oak Tree Medical Systems, Inc. and Subsidiaries
                             Consolidated Statement of Operations
                                          (Unaudited)



                                        For the Three Months         For the Six Months
                                        Ended November 30,           Ended November 30,
============================================================================================

                                         1998          1997           1998          1997
                                         ----          ----           ----          ----

REVENUE
    Net patient services             $  225,657     $  701,636    $  702,683    $1,167,783
--------------------------------------------------------------------------------------------

EXPENSES
    Costs of patient services           122,928        574,522       375,420     1,008,512
    Selling, general and administrative 476,512        592,193       957,825       941,681
    Depreciation and Amortization        27,525         68,691        68,685       130,215
    Interest                                374         91,663        14,303       116,519
    (Gain) loss on sale                 156,406                      (13,864)
--------------------------------------------------------------------------------------------
TOTAL EXPENSES                          783,745      1,327,069     1,402,369     2,196,927
--------------------------------------------------------------------------------------------
NET LOSS                              ($558,088)     ($625,433)    ($699,686)  ($1,029,144)
============================================================================================
NET LOSS PER COMMON SHARE                ($0.11)        ($0.17)       ($0.14)       ($0.28)
============================================================================================
Weighted average number of common and
common equivalent shares outstanding  5,032,003      3,714,588     4,899,737     3,621,894
============================================================================================


                 See notes to consolidated financial statements.







                               Oak Tree Medical Systems, Inc. and Subsidiaries
                               Consolidated Statement of Stockholders' Equity
                                 For the Six Months Ended November 30, 1998
                                                 (Unaudited)




                                                                            Prepaid Consulting
                                                                                 and Stock         Total
                                   Common Stock        Additional              Subscription    Stockholders'
                                Shares     Amount    Paid-in-Capital Deficit    Receivable        Equity

============================================================================================================
BALANCE MAY 31, 1998          4,657,753   $46,577   $12,140,841   ($9,784,203)  ($237,404)     $2,165,811

Sale of common stock (net
   expenses of $725,619)        599,950     6,000       648,381                                   654,381

Amortization of prepaid
consulting                                                                         84,960          84,960

Net Loss                                                             (699,686)                   (699,686)
============================================================================================================
BALANCE November 30, 1998     5,257,703   $52,577   $12,789,222  ($10,483,889)  ($152,444)     $2,205,466
============================================================================================================



                 See notes to consolidated financial statements.







                        Oak Tree Medical Systems, Inc. and Subsidiaries
                             Consolidated Statement of Cash Flows
                                          (Unaudited)

                                                                  For the Six  Months
                                                                  Ended November 30,
                                                               =========================

                                                                 1998            1997
                                                                 ----            ----
OPERATING ACTIVITIES
    Net Loss                                                   ($699,686)  ($1,029,144)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
        Depreciation and amortization                            153,595       288,765
        Gain on sale                                             (13,864)
        Common stock issued for services                                        14,094
        Provision for doubtful accounts                           50,000
        Increase (decrease) in cash from
           Patient care receivables                               86,050      (148,420)
           Other current assets                                   81,015        99,732
           Other assets                                           29,788
           Accounts payable and accrued payable                  (57,595)      178,037
----------------------------------------------------------------------------------------
NET CASH  USED IN OPERATING ACTIVITIES:                         (370,697)     (596,936)
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Acquisition (net of notes payable of $300,000)                            (100,000)
    Purchases of fixed assets (net of capital
        lease obligations of $171,335 in 1998)                                 (73,216)
    Proceeds from sale of fixed assets                                         171,335
    Deferred acquisition costs                                   (19,643)
    Refund (Payments) on security deposits                         3,180        (7,140)
----------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES:                           (16,463)       (9,021)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Proceeds from notes  payable and  long-term  debt                          225,000
    Payments of notes payable and  long-term  debt              (301,625)     (137,348)
    Payments of capital lease obligations                        (50,179)      (27,910)
    Proceeds from issuance of common stock                       654,381       733,507
    Payments of note payable -- bank                                          (441,750)
    Proceeds from notes payable -- account receivable financing                982,341
    Payments of notes payable -- account receivable financing                 (340,734)
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                       302,577       993,106
----------------------------------------------------------------------------------------
NET INCREASE ( DECREASE) IN CASH                                ( 84,583)      387,149
CASH - Beginning of Period                                       455,391       125,919
----------------------------------------------------------------------------------------
CASH - End of Period                                            $370,808      $513,068
=========================================================================================

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:
    Interest Expense Paid                                        $34,580       $72,857
=========================================================================================

NONCASH TRANSACTIONS:
During the six months ended November 30, 1998, as a result of contractual provisions, the Company reduced a note payable by $85,000 and further reduced goodwill by $85,000. Also, in connection with the July 1998 sale of two physical therapy centers and the November 1998 sales of a third, certain capital lease obligations of the Company totaling of $365,000 and $194,000, respectively, were either paid off by the company with proceeds or assumed by the purchaser.


                 See notes to consolidated financial statements.

                     OAK TREE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      OPERATIONS

        Oak Tree Medical Systems, Inc., a Delaware corporation, and its subsidiaries (the "Company") are engaged in the business of operating and managing physical therapy care centers. The Company currently operates one facility in New York City.

2.      CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements include all the accounts of Oak Tree Medical Systems, Inc., and its wholly-owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity over which the Company exercises significant influence and control. All material intercompany balances and transactions have been eliminated.

        The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included. Operating results for the six months ended November 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1999. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998.

3.      SALE OF PHYSICAL THERAPY CENTERS

        On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000, payable in cash at closing. Proceeds of $365,000 were used to repay certain lease obligations. The Company also incurred a brokerage fee of 10% of the sales price which remains partially unpaid and is included in accounts payable and accrued expenses.

        On November 2, 1998, the Company sold all the assets (excluding accounts receivable) of its Lower Manhattan, New York physical therapy facility for $250,000 in cash plus the assumption of outstanding equipment lease obligations of $194,000. Proceeds of $200,000 were used to repay a note payable to the previous owner of the facility.

4.      CONTINGENCY

        Insurance

        Following the completion of the sales of the Company's physical therapy care centers in Florida in April 1997, the Company has self-insured for medical malpractice liabilities. Through January 12, 1999, the Company has not been notified of any claims for malpractice.


5.      SUBSEQUENT EVENTS

        Subsequent to November 30, 1998, the Company issued 48,708 shares in exchange for consulting and legal services valued at $108,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        GENERAL

        The Company is engaged in the business of operating and managing physical therapy care centers. The Company currently operates one facility in New York City.

        In July 1997, the Company acquired a physical therapy care center in the downtown area of New York City. In November 1998, the Company sold all the assets and operations of this facility due to insufficient cash flows.

        In July 1998, the Company sold all of the assets and operations of its facilities located in Flushing and Upper Manhattan, New York due to insufficient cash flows from these facilities.

        In September 1997, the Company entered into a letter of intent, subsequently amended in December 1998, to acquire approximately 30 medical practices and MRI facilities in the greater New York metropolitan area, subject to raising the capital necessary for the acquisitions and other conditions.

        RESULTS OF OPERATIONS

Six and Three months ended November 30, 1998 compared to Six and Three months ended November 30, 1997

        Patient revenues decreased by 39.8% to $702,683 from $1,167,783 in the six months ended November 30, 1998 (the "Fiscal 1999 Six Month Period") compared with the six months ended November 30, 1997 (the "Fiscal 1998 Six Month Period"). Revenues decreased by 67.8% to $225,657 from $701,636 in the three months ended November 30, 1998 (the "Fiscal 1999 2nd Quarter") compared with the three months ended November 30, 1997 (the "Fiscal 1998 2nd Quarter"). This reduction in revenue was attributable to the Company's disposition of three New York City facilities during the first and second quarters of Fiscal 1999.

        Total expenses decreased by 36.2% to $1,402,369 from $2,196,927 for the Fiscal 1999 Six Month Period compared with the Fiscal 1998 Six Month Period. Total expenses decreased by 40.9% to $783,745 from $1,327,069 for the Fiscal 1999 2nd Quarter compared with the Fiscal 1998 2nd Quarter. This reduction in expenses was attributable to the Company's disposition of three New York City facilities during the first and second quarters of Fiscal 1999. The loss on sale for the Fiscal 1999 2nd Quarter was related to the sale of one facility in November 1998. Total expenses as a percent of revenues increased from 188% to 200% for the Fiscal 1999 Six Month Period compared with the Fiscal 1998 Six Month Period (or, exclusive of the gain on sale, to 202%). The increase in expenses in relation to revenues was attributable to the Company's legal and accounting costs not decreasing despite the disposition of the three New York City facilities during the Fiscal 1999 Six Month Period. The legal and accounting costs were attributable to the transactional activities of the Company, the settlement of certain litigation matters and the preparation of reports filed with the Securities and Exchange Commission.

        The above factors contributed to a net loss of $699,686 for the Fiscal 1999 Six Month Period as compared to the net loss of $1,029,144 for the Fiscal 1998 Six Month Period, and a net loss of $558,088 for the Fiscal 1999 2nd Quarter as compared to the net loss of $625,433 for the Fiscal 1998 2nd Quarter.


        LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its capital requirements from operating cash flow, loans against its accounts receivable, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During the six months ended November 30, 1998, the Company has been and is continuing to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.

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

        In May 1993, the Company acquired 50,000 tons of gold ore from Nevada Minerals Corporation in exchange for the issuance of 1,350,000 shares of the Company's common stock, par value $.01 per share ("Common Stock"). The ore was appraised as having a value of $5,000,000. The Company subsequently formed a wholly-owned subsidiary, Aurum Mining Corporation, with the gold ore as its only asset. In June 1995, the Company exchanged the stock of Aurum for 6,000,000 shares of common stock of Accord Futronics Corp ("Accord"). The Company had the right to receive a royalty of 12.5% of the net mining proceeds from the processing of the ore transferred to Accord. In November 1997, the Company returned the 6,000,000 shares of common stock of Accord in exchange for 100% of Aurum, because Accord had not commenced and did not anticipate commencing mining operations and the Company desired to take action to realize the value of the gold ore.

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

        On January 29, 1998 and during the six months ended November 30, 1998, the Company closed offshore placements of 1,500,000 and 599,950 shares of Common Stock, respectively, for aggregate purchase prices of $3,324,025 and $1,380,000, respectively. The Company incurred expenses of $1,600,868 and $654,381 in connection with such placements, resulting in net proceeds of $1,723,157 and $725,619, respectively.

        On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000 in cash. Proceeds of $365,000 were used to repay certain lease obligations. The Company also incurred a brokerage fee of 10% of the sales price, which remains partially unpaid and is included in accounts payable and accrued expenses.

        On November 2, 1998, the Company sold all the assets (excluding accounts receivable) of its Lower Manhattan, New York physical therapy facility for $250,000 in cash plus the assumption of outstanding equipment lease obligations of $194,000. Proceeds of $200,000 were used to repay a note payable to the previous owner of the facility.

        In December 1998, the Company entered into an agreement to sell its Lower Manhattan accounts receivable for 50% of their value. Accordingly, the Company recorded a provision for doubtful accounts of $300,000 which is included on the "(gain) loss on sale" caption in Fiscal 1999 2nd Quarter.

        Working capital decreased from $26,008 as of May 31, 1998 to ($29,312) as of November 30, 1998, as a result of the provision for doubtful accounts, weaker cash flow from the operating facilities partially offset by the sale of Common Stock and the sale of the two facilities in July 1998.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 10.1 Agreement of Sale, dated November 2, 1998, between Rehabilitation Medicine Practice of N.Y., P.L.L.C. and Oak Tree Medical Management, Inc.

        Exhibit 10.2 Agreement of Sale, dated November 2, 1998, between Rehabilitation Medicine Practice of N.Y., P.L.L.C. and Oak Tree Medical Practice, P.C.

        Exhibit 10.3 Agreement of Sale, dated December 23, 1998, between Oak Tree Medical Practice, P.C. and Rehabilitation Medicine Practice of N.Y., P.L.L.C.

        Exhibit 27            Financial Data Schedule.

(b)     Reports on Form 8-K

        None.

                                    SIGNATURE

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             OAK TREE MEDICAL SYSTEMS, INC.



                                             By: /s/ HENRY DUBBIN
                                                -----------------
                                               Henry Dubbin
                                               President


Dated:  January 14, 1998