Form 10QSB
period 1999-02-28
OAK TREE MEDICAL SYSTEMS INC
filed 1999-04-14
CIK 799426

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

                For the quarterly period ended February 28, 1999

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

                                 (718) 769-6042
                (Issuer's telephone number, including area code)

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

Common Stock, $.01 par value                            5,497,653 shares
            Class                              Outstanding at April 14, 1999

Transitional Small Business Disclosure Format (check one):

                       YES ___           NO _X_

================================================================================

                 Oak Tree Medical Systems, Inc. and Subsidiaries

                                      Index


Part I FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet as of February 28, 1999 and May 31, 1998

             Consolidated Statement of Operations for the three and nine months ended February 28, 1999 and 1998

             Consolidated Statement of Stockholders' Equity for the nine months ended February 28, 1999

             Consolidated Statement of Cash Flows for the nine months ended February 28, 1999 and 1998

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                  February 28, 1999    May 31, 1998
                                                                  ---------------    ------------
             ASSETS

Current Assets
  Cash                                                              $  141,453       $  455,391
  Patient care receivables, less allowance for contractual
    allowances and doubtful accounts of $1,072,023 and
    $642,000 as of February 28, 1999 and May 31, 1998                  206,335          788,121
  Other current assets                                                  36,805          107,403
-------------------------------------------------------------------------------------------------
Total Current Assets                                                   384,593        1,350,915


Other  Assets
  Investment in gold ore and affiliated company                      1,994,214        1,994,214
  Fixed assets                                                          11,509          502,339
  Other assets                                                          46,489           97,740
  Goodwill                                                             105,097          226,888
  Deferred acquisition costs                                           156,013           98,804
=================================================================================================
TOTAL ASSETS                                                        $2,697,915       $4,270,900
=================================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                                   (Continued)

                                                                  February 28, 1999     May 31, 1998
                                                                  ---------------     ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                                   $                    $   334,769
  Accounts payable and accrued expenses                                465,976             844,726
  Current portion of long-term debt                                                         66,856
  Current portion of capitalized lease obligations                                         130,572

--------------------------------------------------------------------------------------------------
Total Current Liabilities                                              465,976           1,376,923


Long-term debt                                                                             208,201
Capitalized lease obligations                                                              458,414
Accounts payable                                                                            61,551
--------------------------------------------------------------------------------------------------
Total Liabilities                                                      465,976           2,105,089
--------------------------------------------------------------------------------------------------

Stockholders' Equity
  Common stock,  $.01 par value,  25,000,000  shares  authorized,
    5,487,653 and 4,657,753  shares issued and outstanding as of
    February 28, 1999 and May 31, 1998,
    respectively                                                        54,876              46,577
  Additional paid-in-capital                                        13,192,472          12,140,841
  Deficit                                                          (10,905,445)         (9,784,203)
  Less: prepaid consulting and stock
    subscription receivable                                           (109,964)           (237,404)

--------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                           2,231,939           2,165,811
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                          $2,697,915          $4,270,900
==================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    For the Three Months                For the Nine  Months
                                                      Ended February 28,                Ended February 28,
                                             ==============================================================
                                                    1999              1998              1999          1998
                                                    ----              ----              ----          ----

REVENUE
     Net patient services                        $    55,022       $   512,915   $ 757,707     $ 1,680,698
------------------------------------------------------------------------------------------------------------


EXPENSES
     Costs of patient services                        52,435           487,725      427,855      1,496,237
     Selling, general and administrative             402,753           363,598    1,360,578      1,305,279
     Depreciation and Amortization                     2,850            68,691       71,535        198,906
     Interest                                         18,542            70,865       32,845        187,384
     (Gain) on sale                                                                ( 13,864)
------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                       476,580           990,879    1,878,949      3,187,806
------------------------------------------------------------------------------------------------------------

NET LOSS                                           ($421,558)        ($477,964) ($1,121,242)   ($1,507,108)
============================================================================================================

NET LOSS PER COMMON SHARE                           ($  0.08)         ($  0.12)    ($  0.22)      ($  0.40)
============================================================================================================

Weighted average number of common and
common equivalent shares outstanding               5,337,247         3,872,745    5,089,509      3,723,596
============================================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Nine  Months Ended February 28, 1999
                                   (Unaudited)


                                                                                              Prepaid
                                                                                              Consulting
                                                                                              and
                                                                                              Stock               Total
                                        Common Stock            Additional                    subscription     Stockholders'
                                    Shares       Amount       Paid-in-Capital    Deficit      Receivable          Equity
=================================================================================================================================
BALANCE MAY 31, 1998                4,657,753    $46,577        $12,140,841     ($9,784,203)    ($237,404)          $2,165,811


Sale of common stock (net             699,950      6,999            777,381
expenses of $725,619)                                                                                                  784,380



Issuance of shares for services,etc.  129,950      1,300            274,250
                                                                                                                       275,550

Amortization of prepaid consulting
                                                                                                  127,440              127,440

Net Loss
                                                                                  (1,121,242)                       (1,121,242)

=================================================================================================================================
BALANCE February 28, 1999           5,487,653    $54,876        $13,192,472    ($10,905,445)    ($109,964)          $2,231,939

=================================================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                         For the Nine  Months
                                                                           Ended February 28,
                                                                   ==============================
                                                                          1999               1998
                                                                          ----               ----
OPERATING ACTIVITIES
   Net Loss                                                          ($1,121,242)       ($1,507,108)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
         Depreciation and Amortization                                   198,975            428,693
         Gain on sale                                                    (13,864)
         Common stock issued for services                                275,550             76,550
         Decrease (reduction) in allowance
         for doubtful accounts                                           150,000           (140,623)
         Increase (decrease) in cash from
            Patient care receivables                                     131,786            119,940
            Other current assets                                          70,598             80,943
            Other assets                                                  46,793
            Accounts payable and accrued payable                        (431,081)          (498,548)
---------------------------------------------------------------------------------------------------
NET CASH  USED IN OPERATING ACTIVITIES:                                 (692,485)        (1,440,153)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisition (net of notes payable of $300,000)                                          (100,000)
   Purchases of fixed assets (net of capital
      lease obligations of $171,335 in 1998)                                                (73,217)
   Proceeds from sale of fixed assets                                                       171,335
   Deferred acquisition costs                                            (57,209)
   Refund ( Payments) on security deposits                                 3,180             (7,140)
   Decrease in note receivable                                                              373,935
---------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES:                                   (54,029)           364,913
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds of notes payable and long-term debt                                             225,000
   Payments of notes payable and long-term debt                         (301,625)          (149,943)
   Payments of capital lease obligations                                 (50,179)           (69,570)
   Proceeds from issuance of common stock                                784,380          1,844,956
Payments of note payable--bank                                                             (441,750)
Proceeds of notes payable-- account receivable financing                                  1,343,966
Payments of notes payable-- account receivable financing                                   (903,459)
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                               432,576           1,849,200
----------------------------------------------------------------------------------------------------

NET INCREASE ( DECREASE) IN CASH                                        (313,938)            773,960

CASH - Beginning of Period                                               455,391             125,919

----------------------------------------------------------------------------------------------------
CASH - End of Period                                                    $141,453            $899,879
====================================================================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Interest Expense Paid                                                 $53,122            $176,430
====================================================================================================
NONCASH TRANSACTIONS

During the nine months ended February 28, 1999, as a result of contractual provisions, the Company reduced a note payable by $85,000 and further reduced goodwill by $85,000. Also, in connection with the July 1998 and November 1998 sales, the purchaser paid off a capital lease obligation on the Company's behalf of $365,000 and $194,000,respectively.



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

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included. Operating results for the nine months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1999. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998.

3.   SALE OF PHYSICAL THERAPY CENTERS

         On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000, payable in cash at closing. Proceeds of $365,000 were used to repay certain lease obligations. The Company also incurred a brokerage fee of 10% of the sale price.

         On November 2, 1998, the Company sold all the assets (excluding accounts receivable) of its Lower Manhattan, New York physical therapy facility for $250,000 in cash plus the assumption of outstanding equipment lease obligations of $194,000. Proceeds of $200,000 were used to repay a note payable to the previous owner of the facility. On December 22, 1998, the Company sold the accounts receivable relating to the Lower Manhattan facility for 50% value of subsequent collections.

4.  SUBSEQUENT EVENTS

         Subsequent to February 28, 1999, the Company issued 10,000 shares in exchange for professional services valued at $44,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         The Company is engaged in the business of operating and managing physical therapy care centers. The Company currently operates one facility in Bronx, NY.

         In July 1997, the Company acquired a physical therapy care center in the downtown area of New York City. During November and December 1998, the Company sold all the assets and operations of this facility due to insufficient cash flow.

         In July 1998,  the Company sold all of the assets and operations of its
facilities   located  in  Flushing  and  Upper  Manhattan,   New  York,  due  to
insufficient cash flows from these facilities.

         In September 1997, the Company entered into a letter of intent, subsequently amended in March 1999, to acquire approximately 30 medical practices and MRI facilities in the greater New York metropolitan area, subject to raising the capital necessary for the acquisitions and other conditions.

         RESULTS OF OPERATIONS

Nine and Three months ended February 28, 1999 compared to the Nine and Three months ended February 28, 1998.

         Patient revenues decreased by 54.9% to $757,707 from $1,680,698 in the nine months ended February 28, 1999 (the "Fiscal 1999 Nine Month Period") compared with the nine months ended February 28, 1998 (the "Fiscal 1998 Nine Month Period"). Revenues decreased by 89.3% to $55,022 from $512,915 in the three months ended February 28, 1999 (the "Fiscal 1999 3rd Quarter") compared with the three months ended February 28, 1998 (the "Fiscal 1998 3rd Quarter"). This reduction in revenue was attributable to the Company's disposition of three New York City facilities during the first and second quarters of Fiscal 1999.

         Total expenses decreased by 41.1% to $1,878,949 from $3,187,806 for the Fiscal 1999 Nine Month Period compared with the Fiscal 1998 Nine Month Period. Total expenses decreased by 51.9% to $476,580 from $990,879 for the Fiscal 1999 3rd Quarter compared with the Fiscal 1998 3rd Quarter. This reduction in expenses was attributable to the Company's disposition of three New York City facilities during the first and second quarters of Fiscal 1999. Total expenses as a percent of revenues increased from 190% to 248% for the Fiscal 1999 Nine Month Period compared with the Fiscal 1998 Nine Month Period (or, exclusive of the gain on sale, to 250%). The increase in expenses in relation to revenues was attributable to the Company's legal and accounting costs not decreasing despite the disposition of the three New York City facilities during Fiscal 1999. The legal and accounting costs were attributable to the transactional activities of the Company, the settlement of certain litigation matters and the preparation of reports filed with the Securities and Exchange Commission.

         The above factors contributed to a net loss of $1,121,242 for the Fiscal 1999 Nine Month Period as compared to the net loss of $1,507,108 for the Fiscal 1998 Nine Month Period, and a net loss of $421,558 for the Fiscal 1999 3rd Quarter as compared to the net loss of $477,964 for the Fiscal 1998 3rd Quarter.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its capital requirements from operating cash flow, loans against its accounts receivable, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During the nine months ended February 28, 1999, the Company has been and is continuing to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.

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

         In September 1997, the Company entered into a financing agreement to borrow on all of its existing and future patient care receivables for the next two years. This agreement was terminated on December 22, 1998, due to the Company's improved operating cash flow.

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

         On January 29, 1998 and during the nine months ended February 28, 1999 the Company closed offshore placements of 1,500,000 and 599,950 shares of Common Stock, respectively, for aggregate purchase prices of $3,324,025 and $1,380,000, respectively. The Company incurred expenses of $1,600,868 and $654,381 in connection with such placement, resulting in net proceeds of $1,723,157 and $725,619, respectively.

         On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000 in cash. Proceeds of $365,000 were used to repay certain lease obligations. The Company also incurred a brokerage fee of 10% of the sales price.

         On November 2, 1998, the Company sold all the assets (excluding accounts receivable) of its Lower Manhattan, New York physical therapy facility for $250,000 in cash plus the assumption of outstanding equipment lease obligations of $194,000. Proceeds of $200,000 were used to repay a note payable to the previous owner of the facility. On December 22, 1998, the Company sold the accounts receivable relating to the Lower Manhattan facility for 50% value of subsequent collections. Accordingly, the Company recorded a provision for doubtful accounts of $300,000 which is included in the "(gain) on sale" caption in Fiscal 1999. An additional provision for doubtful accounts of $100,000 was recorded during the Fiscal 1999 3rd Quarter.

         Working capital decreased from ($26,008) as of May 31, 1998 to ($81,383) as of February 28, 1999, as a result of the provision for doubtful accounts, weaker cash flow from the operating facilities partially offset by the sale of Common Stock and the sale of the three facilities during the Fiscal 1999 2nd and 3rd Quarters.

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


Dated: April 14, 1999