Form 10KSB
period 1999-05-31
OAK TREE MEDICAL SYSTEMS INC
filed 1999-09-14
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: May 31, 1999

[        ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange  Act of 1934  For  the  transition  period  from  ________  to
         ________.

                         Commission File Number: 0-16206

                            -----------------------

                         OAK TREE MEDICAL SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                         02-0401674
     (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                        Identification No.)

                               2797 Ocean Parkway
                            Brooklyn, New York 11235
                                 (718) 769-6042
          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title of Class)


         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes: X   No: ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for its most recent fiscal year:  $750,690.

         The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 31 , 1999: 5,936,022.

         The aggregate market value of voting and non-voting Common Stock (5,213,147 shares) held by non-affiliates computed by reference to the closing price of the Common Stock as of August 31, 1999: $14,987,798.

         Transactional Small Business Disclosure Format:  Yes:__   No:  X

PART I


Item 1.  Business

         Oak Tree Medical Systems, Inc., a Delaware corporation (the "Company"), was incorporated in Delaware on May 27, 1986, as Oak Tree Construction Computers, Inc. From 1986 through 1990, the Company was engaged in the sale of computer systems for the construction industry. For a number of years thereafter, the Company was inactive. The Company changed its name to Oak Tree Medical Systems, Inc. in August 1994. Since January 1995, the Company has been engaged in the business of operating and managing physical therapy care centers and related medical practices. Currently, the Company, through its subsidiary Oak Tree Medical Management, Inc., operates one New York City based physical therapy care center. Prior to April 1997, the Company also had operations in Florida. Unless otherwise indicated by the text, reference herein to the term "Company" will be deemed to refer to Oak Tree Medical Systems, Inc. and all its subsidiaries.

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

Existing Facility

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

               In July 1997, the Company acquired the management and assets of an additional center in New York City for a purchase price of $400,000. The purchase price was reduced by $100,000 since the center did not attain a certain level of billings as of the end of July 1998. In connection with the acquisition, the Company entered into a lease for the acquired center through August 2003, and the seller entered into a four-year noncompetition agreement. In addition, the seller entered into a six-month consulting agreement with the Company continuing thereafter on a month-to-month basis, at $150,000 per annum. The Company also entered into a six-month consulting agreement with the physical therapy care center administrator, a relative of the seller, continuing thereafter on a month-to-month basis, at $50,000 per annum. On November 2, 1998, the Company sold all the assets (excluding accounts receivable) of this facility for $250,000 in cash plus the assumption of outstanding equipment lease obligations of $194,000. Proceeds of $200,000 were used to repay a note payable to the previous owner of the facility. On December 22, 1998, the Company sold the accounts receivable relating to the facility for 50% value of subsequent cash receipts.

           As of May 31, 1999, the Company has one remaining facility which was acquired in October 1996.

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

Sales of Physical Therapy Care Centers

         Florida Centers:

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

           New York City Centers:

         On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000, payable in cash at closing. Proceeds of $365,000 were used to repay certain lease obligations. The Company also incurred a brokerage fee of 10% of the sale price.

         On November 2, 1998, the Company sold all the assets (excluding accounts receivable) of its Lower Manhattan, New York physical therapy facility for $250,000 in cash plus the assumption of outstanding equipment lease obligations of $194,000. Proceeds of $200,000 were used to repay a note payable to the previous owner of the facility. On December 22, 1998, the Company sold the accounts receivable relating to this facility for 50% value of subsequent collections.

Pending Acquisition

         In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, for the acquisition of the management and certain assets of medical practices and MRI facilities located in the greater New York metropolitan area. In July 1999, the Company entered into definitive written agreements to complete the acquisition which as of May 31, 1999, included approximately 37 medical practices and MRI facilities located in the greater New York metropolitan area. Collectively, the centers had revenues of approximately $66 million and estimated earnings before interest, taxes, depreciation and amortization of approximately $27 million in calendar year 1998 (subject to audit). The Company intends to finance the pending acquisition through issuance of debt and equity securities of the Company, which, if consummated, will result in a substantial change to the Company's current debt and equity structure. There can be no assurance, however, that the Company will successfully meet its obligations of raising capital to complete the acquisition or that all the other conditions to the closing of the transaction will be met.

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

         The laws of a number of states, including New York where the Company's clinics are located, prohibit a corporation from engaging in the provision of health care, including physical therapy, or from exercising direct control over professionals engaged in the health care field. The Company believes that its ownership of the physical therapy care center and the provision of equipment, location, managerial, administrative and non-medical support services to the clinics does not constitute the corporate practice of physical therapy, since licensed physical therapists exercise complete control over the provision of all physical therapy services. Nevertheless, there can be no assurance that the statutes prohibiting the corporate practice of physical therapy services will not be construed or modified in the future to prohibit the operations of the Company as they are presently being conducted.

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

Competition

         The health care industry generally and the physical therapy business in particular are highly competitive. In addition to corporate-owned, physician-owned and other private physical therapy clinics, the Company competes with the physical therapy departments of hospitals and area chiropractic practices. The competitive factors in the physical therapy business are quality of care, cost, treatment outcomes, convenience of location and ability to meet the needs of referral and payor sources. Certain of the Company's competitors may have substantially greater financial, marketing, developmental and other resources than the Company. Both larger and smaller competitors may have individual facilities with greater treatment resources than the facility operated by the Company. Also, the industry is subject to continuous changes regarding the provision of services and the selection of care providers, and certain competitors may be more successful than the Company in adapting to these changes in a timely and effective manner.

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

Employees

         As of May 31, 1999, the Company had 7 full-time employees and no part-time employees. The Company also hires independent consultants for its medical service operations from time to time and at May 31, 1999, employed one person under consulting arrangements.

Item  2. Properties

         The Company's headquarters office is temporarily located in one of the MRI centers included in the pending acquisition, located at 2797 Ocean Parkway, Brooklyn, New York 11235.

         Set forth below is certain information concerning the Company's leased facility for its rehabilitative and medical service operations, as of July 31, 1999. The Company believes the facility is adequate for its operations.

                                     Square           Monthly      Expiration
Location                             Footage           Rent         of Lease
--------                             -------           ----         --------

1725 Tenbroeck Avenue                2,200            $2,560        11/30/01
Bronx, New York

Item 3.  Legal Proceedings

         The Company is not a party to any material litigation or other proceedings that management believes would result in judgements that would have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on July 21, 1999. The matter submitted to a vote of the Company's stockholders was the election of five directors of the Company's Board of Directors.

         The Company's stockholders elected Messrs. Henry Dubbin, Fred L. Singer, Jerry D. Klepner, Maxwell M. Rabb and Scott Rosenblum to the Company's Board of Directors, to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

Mr. Henry Dubbin

            Voted For.................................................4,393,592
            Voted Against ............................................        0
            Authority Withheld .......................................    2,763
            Abstained ................................................        0
            Broker non-votes .........................................        0

            Mr. Fred L. Singer

            Voted For.................................................4,393,592
            Voted Against .............................................       0
            Authority Withheld ........................................   2,763
            Abstained .................................................       0
            Broker non-votes ..........................................       0

            Jerry D. Klepner

            Voted For.................................................4,393,592
            Voted Against .............................................       0
            Authority Withheld ........................................   2,763
            Abstained .................................................       0
            Broker non-votes ..........................................       0

            Maxwell M. Rabb

            Voted For.................................................4,393,592
            Voted Against .............................................       0
            Authority Withheld ........................................   2,763
            Abstained .................................................       0
            Broker non-votes ..........................................       0

            Scott S. Rosenblum

            Voted For.................................................4,393,592
            Voted Against .............................................       0
            Authority Withheld ........................................   2,763
            Abstained .................................................       0
            Broker non-votes ..........................................       0


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

                                                          Low Bid      High Bid
                                                          -------      --------

     Fiscal Quarter Ended May 31, 1998:
          First Quarter.............................       $2.125       $4.469
          Second Quarter............................        1.875        4.641
          Third Quarter.............................        1.750        2.938
          Fourth Quarter............................        1.063        2.406


     Fiscal Quarter Ended May 31, 1999:
          First Quarter.............................       $1.500       $2.750
          Second Quarter............................        1.000        2.750
          Third Quarter.............................        2.310        5.880
          Fourth Quarter............................        3.130        5.060

         As of August 31, 1999, there were approximately 140 holders of record of the Company's

Common Stock. The closing bid and asked prices for the Company's Common Stock on August 31, 1999, was $2.69 and $2.94, respectively.

         The Company has not paid any cash dividends on its Common Stock to date, and the payment of cash dividends in the foreseeable future is not contemplated by the Company. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's ability to pay dividends.

Recent Sales of Unregistered Securities

A. In December 1996, the Company granted ten year options to acquire 375,000 shares of Common Stock to Burton Dubbin, the son of Mr. Henry Dubbin, in exchange for consulting services. These options had an exercise price of $1.6875 per share and were to vest upon the earlier to occur of (i) the Company's achievement of certain financial benchmarks, (ii) the five year anniversary of the issuance of the options and Mr. Burton's being an employee with the Company or (iii) a change of control (as defined). Mr. Burton Dubbin became an employee of the Company in April 1997. In August 1997, Mr. Burton Dubbin terminated his employment with the Company and entered into a two-year consulting agreement at a fee of $150,000 per annum, plus 125,000 shares of Common Stock, of which 25,000 shares were immediately issuable and 5,000 shares are issuable monthly (in an aggregate amount not to exceed 100,000 shares) for the duration of Mr. Burton Dubbin's service with the Company. In addition, the Company amended the terms of the options, making such options immediately exercisable and extending the expiration date until 2007. In June 1998, the Company extended Mr. Burton Dubbin's consulting agreement until August 31, 2002. In addition, the Company granted Mr. Burton Dubbin options to purchase 500,000 shares of Common Stock at an exercise price of $2.17 per share and were exercisable six months from date of grant. As of May 31, 1999, an aggregate of 225,000 shares of Common Stock have been issued to Mr. Burton Dubbin.

B. In  August,  1998,  the  Company  added  three  new  members  to the Board of
Directors: Mr. Scott Rosenblum, Mr. Jerry Klepner and Ambassador Maxwell Rabb. The Company issued options to acquire 20,000 shares of Common Stock to each of the three new members at an exercise price of $2.00 per share and were exercisable 90 days from date of grant. As of May 31, 1999, no options have been exercised by the three new members. The options expire on October 31, 2003.

C. On September 1, 1998, the Company employed Mr. Simon Boltuch as its Chief Financial Officer for a three year term expiring on August 31, 2001. In connection with his employment, the Company issued options to acquire 20,000 shares of Common Stock to Mr. Simon Boltuch at an exercise price of $2.00 per share and were exercisable on the one year anniversary from date of grant. All options will expire on the earlier of (i) 10 years from date of grant, (ii) 90 days after termination of employment for any reason other than cause, or (iii) immediately upon termination of employment for cause.

D. In March, 1999, Mr. Fredrick Veit, counsel to the Company, exercised options to acquire 15,000 shares of Common Stock at an exercise price of $1.69 per share. As of May 31, 1999, Mr. Fredrick Veit has remaining options to acquire 2,500 shares of Common Stock which expire on December 1, 2001.

E. In April and May 1997, the Company entered into three agreements for financial consulting services. Under the first of these agreements, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 200,000 shares at exercise prices of between $2.50 and $4.25. The second agreement provides for the issuance to a consultant of 75,000 shares of Common Stock and options to acquire an additional 75,000 shares at exercise prices of between $4.50 and $5.00. Under the third agreement, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 250,000 shares at prices of between $2.00 and $4.75. During fiscal year ended May 31, 1998, options for 110,250 shares, at prices ranging from $2.00 to $3.00 per share, were exercised. During fiscal year ended May 31, 1999, the Company extended the options to acquire 143,750 shares and 75,000 shares an additional year in exchange for consulting services valued at $10,000. As of May 31, 1999, the options have not been exercised.

F. During the fiscal year ended May 31, 1999, the Company issued 20,000 shares of Common Stock to Bouchard, Friedlander & Maloneyhuss, in consideration of legal services. These shares were valued at a price of $2.00 per share.

G. During the fiscal year ended May 31, 1999, the Company issued 28,708 shares of Common Stock to Mr. William Kedersha in consideration of consulting services. These shares were valued at a price of $2.00 per share.

H. During the fiscal year ended May 31, 1999, the Company issued 55,000 shares of Common Stock to NFC Service LTD at a price of $1.43 per share, with net proceeds to the Company of $78,650.

I. During the fiscal year ended May 31, 1999, the Company issued 100,000 shares of Common Stock to NFC Service LTD as satisfaction for a loan he made to the Company. These shares were valued at a price of $1.30 per share.

J. During the fiscal year ended May 31, 1999, the Company issued 26,242 shares of Common Stock to Kramer Levin Naftalis & Frankel LLP, counsel of the Company, in consideration of legal services. These shares were valued at an average price of $3.80 per share.

K. In July 1998, the Company agreed to issue 400,000 shares of Common Stock in a private placement to "accredited investors" at an offering price of $2.30 per share, with net proceeds to the Company of $1.09 per share. Signature Equities Agency, G.m.b.H served as placement agent in connection with the offering. The Company subsequently amended the agreement by increasing the Common Stock issued to 600,000 shares from 400,000 shares. The Company incurred expenses of $725,619 and received net proceeds of $654,380.

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

         In November and December 1998, the Company sold all the assets of its Lower Manhattan, New York physical therapy facility due to insufficient cash flows from such facility.

         In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, for the acquisition of the management and certain assets of medical practices and MRI facilities located in the greater New York metropolitan area. In July 1999, the Company entered into definitive written agreements to complete the acquisition which as of May 31, 1999, included approximately 37 medical practices and MRI facilities located in the greater New York metropolitan area. There can be no assurance, however, that the Company will successfully meet its obligations of raising capital to complete the acquisition or that all the other conditions to the closing of the transaction will be met.


Results of Operations

         1999 Fiscal Year Compared to 1998 Fiscal Year

         Patient revenues decreased by 66.8% from $2,258,186 to $750,690 in the fiscal year ended May 31, 1999 ("Fiscal 1999") compared with the fiscal year ended May 31, 1998 ("Fiscal 1998"). The decrease in revenues was primarily attributable to the Company's sale of three physical care centers in New York City.

         Total expenses decreased by 43.3% to $4,146,787 for Fiscal 1999 from $7,315,751 for Fiscal 1998, primarily attributable to the Company's sale of three physical care centers in New York City resulting in $1,200,000 lower expenses offset by $1,300,000 million in expenses attributable to the grant of stock options during the Fiscal 1999 and the $3,000,000 write-down of the gold ore that was taken in Fiscal 1998. Costs of patient services, selling, and administrative expenses, consulting, depreciation and amortization and interest expense (recurring operating expenses) decreased by 9.6% from $4,524,335 to 4,087,782. Costs of patient services, as a percentage of patient revenues, increased from 52.1% in Fiscal 1998 to 74.7% in Fiscal 1999 primarily because of gradual staffing adjustments relating to the sale of the three New York City physical care centers. Selling, general and administrative expenses decreased 30.8% from $2,485,934 in Fiscal 1998 to $1,719,464 in Fiscal 1999, primarily due to the sale of the three physical care centers in New York City and a significant reduction in legal expenses due to large non recurring settlements made in Fiscal 1998. Consulting expenses increased by 308.2% from $417,329 in Fiscal 1998 to $1,703,455 in Fiscal 1999 due to recognition of expenses attributable to stock options granted during Fiscal 1999. Interest expense decreased 78.7% from $170,700 in Fiscal 1998 to $36,369 in Fiscal 1999 due to the Company's decision in December 1998 to terminate its agreement with a finance company to factor patient care receivables. During Fiscal 1998, the Company recognized a gain in connection with the sale of the North Florida facilities and the rescission of the Long Island, New York facilities, of $208,584, while recognizing a loss of $59,005 in connection with the sale of three physical care centers in New York City during Fiscal 1999. Total expenses as a percentage of revenues increased to 552.4% for Fiscal 1999 from 324.0% for Fiscal 1998 as a result of these factors.

          Income taxes for Fiscal 1999 and 1998 are not representative of an effective tax rate. For Fiscal 1999 and 1998, deferred income tax benefits have been reduced by increases in the allowance for the realization of deferred income tax assets of $1,044,760 and $2,000,000, respectively, because, as of both May 31, 1999 and 1998, it was more likely than not that the deferred tax assets would not be realized. The deferred tax assets result primarily from impairment of the gold ore and net operating loss carryforwards and the Company may not generate sufficient future taxable income for their utilization. As of May 31, 1999 and 1998, net operating loss carryforwards of $5,077,000 and $3,500,000, respectively, increased due to the increases in taxable losses for each year.

         The above factors contributed to a net loss of $3,396,097 ($.65 per share) for Fiscal 1999 compared with a net loss of $5,057,565 ($1.49 per share) for Fiscal 1998.

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

         Total expenses increased by 12.4% to $7,315,751 for Fiscal 1998 from $6,510,448 for Fiscal 1997, primarily due to the $3,000,000 write-down of the gold ore, from $4,994,213 to $1,994,213. On the other hand, costs of patient services, selling, general and administrative expenses, consulting, depreciation and amortization and interest expense (recurring operating expenses) decreased by 21.1% from $5,733,391 to $4,524,335. Costs of patient services, as a percentage of patient revenues, decreased from 56.1% in Fiscal 1997 to 52.1% in Fiscal 1998 primarily because of a decrease in the provision for contractual allowances. Selling, general and administrative expenses including consulting expenses decreased 11.6% from $3,283,010 in Fiscal 1997 to $2,903,263 in Fiscal 1998, primarily due to decreases in the provision for bad debts, the compensation of executive officers and the travel expenses of executives between the Company's New York and Florida facilities in Fiscal 1998. The decrease was partially offset by increased legal and accounting expenses during Fiscal 1998 due to the settlement of certain litigation matters and the preparation of reports filed with the Securities and Exchange Commission. Interest expense decreased 57.7% from $403,724 in Fiscal 1997 to $170,700 in Fiscal 1998 due to a refinancing and lower interest rates. During Fiscal 1997, the Company also recognized a loss in connection with the sale of the North Florida facilities and the rescission of the Long Island, New York facilities, of $777,054, while recognizing a gain of $208,584 on similar items in Fiscal 1998. Total expenses as a percentage of revenues increased to 324.0% for Fiscal 1998 from 194.7% for Fiscal 1997 as a result of these factors and the decrease in revenues for these periods.

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

Liquidity and Capital Resources

         In the past, the Company has funded its capital requirements from operating cash flow, loans against its accounts receivable, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During Fiscal 1998, the Company undertook a number of actions to consolidate its geographic focus, and with other actions undertaken during Fiscal 1999, the Company hopes to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and pending acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.

         In April 1997, the Company agreed to issue 300,000 shares of Common Stock to a private investor at a price of $.67 per share. Proceeds of the sale of the shares have been used for working capital. Also in April and May 1997, the Company entered into three agreements for financial consulting services. Under the first of these agreements, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 200,000 shares at exercise prices of between $2.50 and $4.25. The second agreement provides for the issuance to a consultant of 75,000 shares of Common Stock and options to acquire an additional 75,000 shares at exercise prices of between $4.50 and $5.00. Under the third agreement, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 250,000 shares at prices of between $2.00 and $4.75. During Fiscal 1998, options for 110,250 shares, at prices ranging from $2.00 to $3.00 per share, were exercised. During Fiscal 1999, the Company extended the options to acquire 143,750 shares and 75,000 shares an additional year in exchange for consulting services valued at $10,000. As of May 31, 1999, the options have not been exercised.

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

         The Company (i) has been unsuccessful in its attempts to sell the gold ore and (ii) does not have the capability or the resources to commence the mining of the gold ore. For these reasons, and due to the absence of current financial and other information for Accord, the Company in Fiscal 1998 wrote down the value of its investment in the gold ore by $3,000,000 (from $4,994,214 to $1,994,214). As of May 31, 1999, the Company intends to continue its attempt to sell the gold ore and anticipates a sale in the near future, although there can be no assurance that it will be successful in doing so.

          In July 1998, the Company agreed to issue 400,000 shares of Common Stock in a private placement to "accredited investors" at an offering price of $2.30 per share, with net proceeds to the Company of $1.09 per share. The Company subsequently amended the agreement by increasing the Common Stock issued to 600,000 shares from 400,000 shares. The Company incurred expenses of $725,619 and received net proceeds of $654,380.

            On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000, payable in cash at closing. Proceeds of $365,000 were used to repay certain lease obligations. The Company also incurred a brokerage fee of 10% of the sale price.

         On November 2, 1998, the Company sold all the assets (excluding accounts receivable) of its Lower Manhattan, New York physical therapy facility for $250,000 in cash plus the assumption of outstanding equipment lease obligations of $194,000. Proceeds of $200,000 were used to repay a note payable to the previous owner of the facility. On December 22, 1998, the Company sold the accounts receivable relating to the Lower Manhattan facility for 50% value of subsequent collections. As of May 31, 1999, the Company has received $27,200 from the sale of the receivables. The Company expects total future receipts to be less than what has already been collected. Accordingly, the Company recorded a provision for doubtful accounts of $300,000.

         In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, for the acquisition of the management and assets of medical practices and MRI facilities located in the greater New York metropolitan area. In May 1999, the Company entered into definitive written agreements to complete the acquisition which as of May 31, 1999, included approximately 37 medical practices and MRI facilities located in the greater New York metropolitan area (See Item 1. Business. Pending Acquisition.)

         As of May 31, 1999, negative working capital increased from $26,008 to $638,692 primarily due to the Company's increase in the reserve of doubtful accounts and increase in accrued professional fees from $642,000 to $1,314,238. The additional reserve related primarily to the receivables of the three New York City facilities sold during Fiscal 1999.


Year 2000

         The Company has completed its assessment of whether it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has implemented a plan and acquired and installed new computer hardware and upgraded software in its facilities. The total year 2000 project cost is not expected to be material. The Company believes that with the modifications to existing software and conversions to new software the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse effect on the operations of the Company.


         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

         It has been acknowledged by governmental authorities that year 2000 problems have the potential to disrupt global economies, that no business is immune from the potentially far-reaching effects of year 2000 problems, and that it is difficult to predict with certainty what will happen after December 31, 1999. Consequently, it is possible that year 2000 problems will have a material effect on the Company's business even if the Company takes all appropriate measures to ensure that it and its key suppliers are year 2000 compliant.

Forward Looking Statements

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Exchange Act, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Additional information on factors that may affect the business and financial results of the Company can be found in the other filing of the Company with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statements.


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

         (b) Effective June 6, 1997, the Company appointed Most Horowitz & Company, LLP, as its independent auditors of the Company for the Fiscal Years ended May 31, 1997 and May 31, 1998. On August 13, 1999, Most Horowitz resigned as the Company's independent auditors. The report of Most Horowitz on the Company's financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and for the interim periods thereafter there were no disagreements between the Company and Most Horowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing or procedure, which disagreements, if not resolved to the satisfaction of Most Horowitz, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. On August 16, 1999, the Company's Board of Directors appointed Grant Thornton, LLP as the Company's independent accountants for the fiscal year ended May 31, 1999.


                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of the Company and their positions at August 31, 1999 were as follows:

         Name                          Age        Position
         ----                          ---        --------

         Henry Dubbin                  83        President and Director
         Fred L. Singer                65        Vice President and Director
         Maxwell M. Rabb               89        Director
         Jerry D. Klepner              54        Director
         Scott S. Rosenblum            50        Director
         Simon Boltuch                 51        Chief Financial Officer

         HENRY DUBBIN has served as President of the Company since April 1997 and a director of the Company since May 1993. Mr. Dubbin also served as Vice Chairman of the Board of Directors and Vice President of the Company from May 1993 to April 1997. Mr. Dubbin currently is the President of Nevada Minerals Corporation, a diversified company engaged in the mining business. From 1955 to 1992, Mr. Dubbin worked with Canaveral International, Inc., a diversified public company, from which he retired as Chairman of the Board.

         FRED L. SINGER has served as a member of the Board of Directors since April 1997 and as Vice President of the Company since August 1997. Since 1963, Mr. Singer has served as director, producer and cinematographer for Coronado Productions, a/k/a Coronado Studios, a video production company.

         SIMON BOLTUCH has served as Chief Financial Officer of the Company since September 1998. Prior to joining the Company, Mr. Boltuch served as Chief Financial Officer of News America In-Store from 1996 to 1998. Mr. Boltuch served as Vice President of Taxation for News America Publishing, Inc. from 1992 to 1995. From 1980 to 1991, Mr. Boltuch served as Vice President Controller of News America Publishing, Inc. Mr. Boltuch is a certified public accountant.

         JERRY D. KLEPNER has served as a member of the Board of Directors since October 1998 and has served as Managing Director at Black, Kelly, Scruggs & Healey since February 1998. From June 1996 to February 1998, Mr. Klepner was a Senior Vice President at Ketchum Public Relations, a public relations firm. From January 1993 to June 1996, he served as Assistant Secretary for Legislation at the U.S. Department of Health and Human Services under Secretary Donna Shalala as an advocate before the U.S. Congress on health and human services initiatives. He also served as Acting Chief of Staff and Transition Director for Secretary of Labor Alexis Herman during the spring of 1997, and was a Senior Advisor for Domestic Policy to the Clinton-Gore Transition Team from November 1992 to January 1993. From 1987 to 1992, Mr. Klepner was Director of Legislation for the American Federation of State, County and Municipal Employees, a health care and public sector union.

         MAXWELL M. RABB has served as a member of the Board of Directors since October 1998 and has served as of counsel to the law firm of Kramer Levin Naftalis & Frankel LLP since 1991 and was a partner at Stroock & Stroock & Lavan from 1958 to 1981 and 1989 to 1991. Ambassador Rabb served as the United States Ambassador to Italy from 1981 to 1989. Ambassador Rabb is a member of the board of directors of Sterling National Bank, MIC Industries, Inc., Data Systems and Software, Inc. and Preferred Employers Holdings, Inc. Ambassador Rabb also serves as a trustee or director of the Cardinals Cooke and O'Connor Inter City Scholarship Fund, the Lighthouse, the Eisenhower Institute, the George Marshall International Center and Seaman's Church Institute.

         SCOTT S. ROSENBLUM has served as a member of the Board of Directors since October 1998 and has been a partner of Kramer Levin Naftalis & Frankel LLP since 1991 and its Managing Director since 1994. Mr. Rosenblum is a member of the board of directors of several public companies, including Greg Manning Auctions, Inc., a collectibles auction house, Temco Services Industries, Inc., an industrial maintenance company, and I.T. International Theatres, Ltd., a leading motion picture distributor in Israel and central Europe.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who beneficially own more than

10% of a registered class of the Company's equity securities ("10% stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, during the past fiscal year, the Company is of the belief that all such reports were filed on a timely basis, except as follows: (a) Mr. Jerry Klepner, Mr. Maxwell Rabb, and Mr. Scott Rosenblum did not file a Form 4 on a timely basis to report stock options granted to them when they became Directors of the Company; and (b) Mr. Simon Boltuch did not file a Form 4 on a timely basis to report stock options granted to him when he became Chief Financial Officer of the Company.


Item 10. Executive Compensation

         Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other most highly compensated executive officers who earned over $100,000 during the fiscal year ended May 31, 1999 (collectively, the "named executive officers") for services rendered in all capacities to the Company during the fiscal years ended May 31, 1997, 1998 and 1999.

=====================================================================================================================
                                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                              Annual                    Long-Term Compensation
                                                           Compensation
                                                        -------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Name and Principal Position                  Fiscal      Salary     Other Annual     Restricted      Common Stock
                                              Year                  Compensation   Stock Award(s)     Underlying
                                                                                                       Options
Henry Dubbin                                  1997      $15,414          -0-            -0-              -0-
President                                     1998      $32,000          -0-            -0-              -0-
                                              1999      $48,000          -0-            -0-              -0-
---------------------------------------------------------------------------------------------------------------------
Simon Boltuch (1)                             1999      $143,249         -0-            -0-             20,000
Chief Financial Officer
---------------------------------------------------------------------------------------------------------------------

(1) On September 1, 1998, the Company employed Mr. Simon Boltuch as its Chief Financial Officer for a three year term expiring on August 31, 2001. In connection with his employment, the Company issued options to acquire 20,000 shares of Common Stock to Mr. Simon Boltuch at an exercise price of $2.00 per share and were exercisable on the one year anniversary from date of grant. All options will expire on the earlier of (i) 10 years from date of grant, (ii) 90 days after termination of employment for any reason other than cause, or (iii) immediately upon termination of employment for cause.

         Option Grants. Other than to Simon Boltuch, as noted above, the Company did not make any stock option grants to the named executive officers during the last fiscal year.

         Aggregated Option Exercises and Fiscal Year-End Option Values. The following table sets forth certain information relating to the exercise of stock options during the fiscal year ended May 31, 1999 for each of the named executive officers and the fiscal year-end value of the unexercised options held by the named executive officers.

----------------------------------------------------------------------------------------------------------------------
AGGREGATED  OPTIONS  EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS
                                     VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                                           Value of Unexercised In-
                  Shares Acquired on      Value            # of Unexercised Options      The-Money Options at Fiscal
                       Exercise         Realized              At Fiscal Year End                 Year End (1)
Name                                                   Exercisable    Unexercisable      Exercisable     Unexercisble
                                                       ---------------------------------------------------------------
Henry Dubbin              0                $0            250,000           0              $312,500           $0
Fred L. Singer            0                 0             15,000           0              $33,750            $0
Simon Boltuch             0                 0                              0              $25,000            $0
                                                          20,000
----------------------------------------------------------------------------------------------------------------------

(1) Value is calculated on the basis of the difference between the option exercise price and the average of the bid and asked prices for the Common Stock at May 29, 1999 as quoted on the over-the-counter market, multiplied by the number of shares underlying the option.

Employment Agreements

         The Company has an employment agreement with Henry Dubbin, as amended September 1997, expiring on September 1, 1999 and providing for a salary of $50,000 per year. For fiscal 1994, salary due Mr. Dubbin in the amount of $54,375 was converted into a note, which was subsequently cancelled by Mr. Dubbin. In January 1995, in consideration of past services, the Company granted to Mr. Dubbin options to acquire 250,000 shares of Common Stock, exercisable at $2.00 per share until January 1, 2000. Mr. Dubbin waived his salary for the 1995 and 1996 fiscal years.

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

         On September 1, 1998, the Company entered into an employment agreement with Mr. Simon Boltuch as its Chief Financial Officer for a three year term expiring on August 31, 2001 and providing for a salary of $175,000 per year. In connection with his employment, the Company issued options to acquire 20,000 shares of Common Stock to Mr. Simon Boltuch at an exercise price of $2.00 per share and were exercisable on the one year anniversary from date of grant. All options will expire on the earlier of (i) 10 years from date of grant, (ii) 90 days after termination of employment for any reason other than cause, or (iii) immediately upon termination of employment for cause.

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

         As of August 31, 1999, no options under the 1994 Plan were outstanding.

Non-Plan Options

         As of August 31, 1999, the Company had outstanding non-plan options to purchase an aggregate of 1,296,250 shares of Common Stock. The outstanding options granted to the named executive officers are as set forth below.

                          Number of
Name                      Option Shares      Exercise Price    Expiration Date
----                      -------------      --------------    ---------------

Henry Dubbin                 250,000             $2.00         January 1, 2003
Fred L. Singer                10,000             $1.00         April 16, 2000
Simon Boltuch                 20,000             $2.00         August 31, 2001

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


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of August 31, 1999 with respect to (i) those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company,
(iii) each named executive officer, and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

                                                             Common Stock
                                                          Beneficially Owned(1)
Name of Beneficial Owner                               Shares            Percent
------------------------                               ------            -------

Burton Dubbin                                          721,500(2)         11.2%
         5189 Alton Rd.
            Miami Beach, FL 33140

Henry Dubbin                                           772,875(3)         12.5%
         10155 Collins Avenue, Suite 607
         Bal Harbor, FL 33154

Simon Boltuch                                           20,000(4)            0
         c/o Oak Tree Medical Systems, Inc.
         2797 Ocean Parkway
         Brooklyn, New York 11235

Fred L. Singer                                          15,000(4)            *
         9240 West Bay Harbor Dr., Apt. 3-C
         Bal Harbor Island, FL 33154

Jerry D. Klepner                                        20,000(4)            *
         c/o Black Kelley Scruggs & Healey
         1801 K Street, N.W. Suite 201L
         Washington, D.C. 20006

Maxwell M. Rabb                                         20,000(4)(5)         *
         c/o Kramer Levin Naftail & Frankel LLP
         919 Third Avenue
         New York, NY 10022

Scott S. Rosenblum                                      20,000(4)(5)         *
         c/o Kramer Levin Naftail & Frankel LLP
         919 Third Avenue
         New York, NY 10022

Signature Equities Agency GMBH                         598,000            10.1%
         100 Bush Street
         San Francisco, CA 94101

All directors and executive officers
         As a group (6 persons)                        867,875(6)         23.4%

--------------------------

*        Less than one percent

(1) Based on 5,936,022 shares of Common Stock outstanding as of August 31, 1999. Pursuant to the rules of the Securities and Exchange Commission (the

         "Commission"), certain shares of Common Stock which a person has the right to acquire within 60 days of August 31, 1999 pursuant to the exercise of stack options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes (i) 21,500 shares of Common Stock subject to currently exercisable options, (ii) 500,000 shares subject to currently exercisable options held in the name of Progressive Planning Associates, Inc., (iii) 150,000 shares held directly and (iv) 50,000 shares held indirectly.
(3) Includes (i) 522,875 shares of Common Stock that Mr. Dubbin beneficially owns through Nevada Mineral Corporation of which he is the majority stockholder and president, and (ii) 250,000 shares of Common Stock subject to currently exercisable options.
(4) Represents shares of Common Stock subject to currently exercisable options.
(5) Mr. Rabb is of counsel to and Mr. Rosenblum is a partner at the law firm of Kramer Levin Naftalis & Frankel LLP ("Kramer Levin"). While the reporting person owns directly no securities of the Company, Kramer Levin owns securities of the Company. Messrs. Rabb and Rosenblum disclaim beneficial ownership of the securities held by Kramer Levin, except to the extent of his pecuniary interest therein, if any.
(6)      Includes 866,500 shares subject to presently exercisable options.

Change in Control

         In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, for the acquisition of the management and certain assets of medical practices and MRI facilities located in the greater New York metropolitan area. In July 1999, the Company entered into definitive written agreements to complete the acquisition which as of May 31, 1999, included approximately 37 medical practices and MRI facilities located in the greater New York metropolitan area. Collectively, the centers had revenues of approximately $66 million and estimated earnings before interest, taxes, depreciation and amortization of approximately $27 million in calendar year 1998 (subject to audit). The Company intends to finance the pending acquisition through issuance of debt and equity securities of the Company, which, if consummated, will result in a substantial change to the Company's current debt and equity structure. There can be no assurance, however, that the Company will successfully meet its obligations of raising capital to complete the acquisition or that all the other conditions to the closing of the transaction will be met.


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

         In December 1996, the Company granted ten year options to acquire 375,000 shares of Common Stock to Burton Dubbin, the son of Mr. Henry Dubbin, in exchange for consulting services. These options had an exercise price of $1.6875 per share and were to vest upon the earlier to occur of (i) the Company's achievement of certain financial benchmarks, (ii) the five year anniversary of the issuance of the options and Mr. Burton's being an employee with the Company or (iii) a change of control (as defined). Mr. Burton Dubbin became an employee of the Company in April 1997. In August 1997, Mr. Burton Dubbin terminated his employment with the Company and entered into a two-year consulting agreement at a fee of $150,000 per annum, plus 125,000 shares of Common Stock, of which 25,000 shares were immediately issuable and 5,000 shares are issuable monthly (in an aggregate amount not to exceed 100,000 shares) for the duration of Mr. Burton Dubbin's service with the Company. In addition, the Company amended the terms of the options, making such options immediately exercisable and extending the expiration date until 2007. In June 1998, the Company extended Mr. Burton Dubbin's consulting agreement until August 31, 2002. In addition, the Company granted Mr. Burton Dubbin options to purchase 500,000 shares of Common Stock at an exercise price of $2.17 per share and were exercisable six months from date of grant. .


                                     PART IV

Item 13. Exhibits, Financial Statements and Reports on Form S-K

          The following documents are filed as part of this Annual Report on Form 10-KSB.

(a)       Financial Statements:                                            Page

          Independent Auditor's Report consolidated financial
          statements for the years ended May 31, 1999 and 1998..............F-1

          Consolidated Balance Sheet as of May 31, 1999 and 1998............F-2


          Consolidated Statement of Operations for the years ended
          May 31, 1999 and 1998 ............................................F-4

          Consolidated Statement of Stockholders' Equity for the
          years ended May 31, 1999 and 1998 ................................F-5

          Consolidated Statement of Cash Flows for the years ended
          May 31, 1999 and 1998.............................................F-6

          Notes to Consolidated Financial Statements........................F-8

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

3.3 By-Laws. Incorporated by reference from Registration Statement on Form S-18 Commission File No. 33-8166B, August 20, 1986.

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

10.13 Agreement of Sale, dated July 16, 1998, among Oak Tree Medical Management, Inc., Oak Tree Medical Practice, P.C. and Nesconset Sports, Inc.

10.14 Agreement of Sale, dated November 2, 1998, between Rehabilitation Medicine Practice of N.Y., P.L.L.C. and Oak Tree Medical Management, Inc.

10.15 Agreement of Sale, dated November 2, 1998, between Rehabilitation Medicine Practice of N.Y., P.L.L.C. and Oak Tree Medical Practice, P.C.

10.16 Agreement of Sale, dated December 23, 1998, between Oak Tree Medical Practice, P.C. and Rehabilitation Medicine Practice of N.Y., P.L.L.C.

10.17     Acknowledgment  Letter  from  Most  Horowitz  &  Company,  LLP  to the
          Company, dated August 13, 1999, regarding its resignation as the Company's independent accountants.

21        Subsidiaries:

          Acorn CORF, Inc.                                     Florida
          Acorn CORF, Inc.                                     Nevada
          Aurum Mining Corporation                             Nevada
          Oak Tree Financial Services, Inc.                    Florida
          Oak Tree Medical Management, Inc.                    New York
          Riverside CORF, Inc.                                 Florida

27        Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 13, 1999                OAK TREE MEDICAL SYSTEMS, INC.


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


Name                                   Title                      Date
----                                   -----                      ----

 /s/ HENRY DUBBIN               President and Director       September 13, 1999
------------------------
Henry Dubbin


 /s/ SIMON BOLTUCH              Chief Financial Officer      September 13, 1999
------------------------        (Principal Financial and
Simon Boltuch                   accounting Officer)


/s/ FRED L. SINGER              Vice President and           September 13, 1999
________________________        Director
Fred L. Singer


________________________        Director
Jerry D. Klepner


________________________        Director
Maxwell M. Rabb


/s/ SCOTT S. ROSENBLUM          Director                     September 13, 1999
________________________
Scott S. Rosenblum

                                    I N D E X


                                                                 Page
                                                                 ----


Report of Independent Certified Public Accountants               F-2


Independent Auditors' Report                                     F-3


Consolidated Financial Statements

      Consolidated Balance Sheets                             F-4 - F-5

      Consolidated Statements of Operations                      F-6

      Consolidated Statement of Stockholders' Equity             F-7

      Consolidated Statements of Cash Flows                   F-8 - F-9

      Notes to Consolidated Financial Statements             F-10 - F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
    Oak Tree Medical Systems, Inc.

We have audited the accompanying consolidated balance sheet of Oak Tree Medical Systems, Inc. and Subsidiaries as of May 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Tree Medical Systems, Inc. and Subsidiaries as of May 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




/S/ GRANT THORNTON LLP


New York, New York
September 3, 1999

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
    Oak Tree Medical Systems, Inc.


We have audited the accompanying consolidated balance sheet of Oak Tree Medical Systems, Inc. and Subsidiaries as of May 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Tree Medical Systems, Inc. and Subsidiaries as of May 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.




/S/ MOST HOROWITZ & COMPANY, LLP


New York, New York
August 7, 1998

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     May 31,



          ASSETS                                             1999          1998
                                                         ----------   ----------

CURRENT ASSETS
    Cash                                                 $  121,477   $  455,391
    Patient care receivables (net of allowances of
       $1,314,238 and $642,000, respectively)               100,000      788,121
    Other current assets                                      3,894      107,403
                                                         ----------   ----------

              Total current assets                          225,371    1,350,915

INVESTMENT IN GOLD ORE                                    1,994,214    1,994,214

FIXED ASSETS                                                 10,826      502,339

DEFERRED ACQUISITION COSTS                                  162,450       98,804

OTHER ASSETS                                                              97,740

GOODWILL                                                                 226,888
                                                         ----------   ----------
                                                         $2,392,861   $4,270,900
                                                         ==========   ==========


The accompanying notes are an integral part of these statements.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                     May 31,


                                                           1999             1998
                                                       ------------    ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses              $    864,063    $    844,726
    Notes payable                                                --         334,769
    Current portion of capitalized lease obligations             --         130,572
    Current portion of long-term debt                            --          66,856
                                                       ------------    ------------

              Total current liabilities                     864,063       1,376,923

LONG-TERM DEBT                                                   --         208,201

CAPITALIZED LEASE OBLIGATIONS                                    --         458,414

ACCOUNTS PAYABLE                                                 --          61,551

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; authorized,
       25,000,000 shares; issued and
       outstanding, 5,602,703 and 4,657,753 shares,
       respectively                                          56,026          46,577
    Additional paid-in capital                           14,653,072      12,140,841
    Deficit                                             (13,180,300)     (9,784,203)
    Less prepaid consulting and stock
       subscription receivable                                   --        (237,404)
                                                       ------------    ------------

                                                          1,528,798       2,165,811
                                                       ------------    ------------


                                                       $  2,392,861    $  4,270,900
                                                       ============    ============


The accompanying notes are an integral part of these statements.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended May 31,


                                                    1999           1998
                                                -----------    -----------

Revenue
    Patient services                               $750,690     $2,258,186

Expenses
    Costs of patient services                       561,025      1,177,005
    Selling, general and administrative           1,721,583      2,485,934
    Consulting services                           1,703,455        417,329
    Depreciation and amortization                    65,350        273,367
    Interest - net                                   36,369        170,700
    Write-down of investment in gold ore                 --      3,000,000
    Loss (gain) on sales of facilities               59,005       (208,584)
                                                -----------    -----------

              Total expenses                      4,146,787      7,315,751
                                                -----------    -----------

              NET LOSS                          $(3,396,097)   $(5,057,565)
                                                ===========    ===========

Net loss per common share - basic and diluted         $(.65)        $(1.49)
                                                       ====          =====

Weighted-average number of common
    shares outstanding - basic and diluted        5,209,013      3,389,574
                                                ===========    ===========


The accompanying notes are an integral part of these statements.

                                          Oak Tree Medical Systems, Inc.
                                                 and Subsidiaries

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         Years ended May 31, 1999 and 1998



                                                                                                           Prepaid
                                                                                                          consulting
                                                       Common stock           Additional                   and stock      Total
                                                  ----------------------       paid-in                   subscription  stockholders'
                                                  Shares          Amount       capital       Deficit       receivable     equity
                                                  ------          ------       -------       -------       ----------     ------
Balance at June 1, 1997                         2,888,144    $    28,881    $ 9,772,472   $ (4,726,638)   $(181,389)   $4,893,326

Sales of common stock (net of expenses of       1,500,000         15,000      1,708,157                                 1,723,157
$1,600,868)
Issuance of shares for services                   154,359          1,544        394,364                    (339,844)       56,064
Exercises of options                              115,250          1,152        265,848                                   267,000
Amortization of prepaid consulting                                                                          283,829       283,829
Net loss                                                                                    (5,057,565)                (5,057,565)
                                               ----------    -----------    -----------   ------------    ---------    ----------

Balance at May 31, 1998                         4,657,753         46,577     12,140,841     (9,784,203)    (237,404)    2,165,811
                                               ----------    -----------    -----------   ------------    ---------    ----------

Sales of common stock (net of expenses of         655,000          6,550        726,348                                   732,898
$  725,619)
Issuance of shares for services                    74,950            749        163,783                                   164,532
Issuance of shares for payoff of loan payable     100,000          1,000        129,000                                   130,000
Exercises of options                              115,000          1,150        193,100                                   194,250
Amortization of prepaid consulting                                                                          237,404       237,404
Issuance of stock options to
  consultants                                                                 1,300,000                                 1,300,000
Net loss                                                                                    (3,396,097)                (3,396,097)
                                               ----------    -----------    -----------   ------------    ---------    ----------

Balance at May 31, 1999                         5,602,703    $    56,026    $14,653,072   $(13,180,300)   $      --    $1,528,798
                                               ==========    ===========    ===========   ============    =========    ==========

The accompanying notes are an integral part of this statement.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended May 31,

                                                              1999           1998
                                                          -----------    -----------
Cash flows from operating activities
    Net loss                                              $(3,396,097)   $(5,057,565)
    Adjustments to reconcile net loss to net cash
        used in operating activities
         Write-down of investment in gold ore                      --      3,000,000
         Depreciation and amortization                         65,350        560,397
         Bad debts                                            223,108         65,935
         Stock options issued for services                  1,831,936         56,064
         Loss (gains) on sales of facilities                   59,005       (208,584)
         Gain on termination of employment agreement               --         (5,076)
         Increase (decrease) in cash from
           Patient care receivables                           165,121         17,150
           Other current assets                               103,509           (705)
           Other assets                                        97,740         (5,260)
           Accounts payable and accrued expenses               19,337         20,371
           Other liabilities                                  (61,551)            --
           Deferred compensation                                   --        (60,000)
                                                          -----------    -----------

                  Net cash used in operating activities      (892,542)    (1,617,273)

Cash flows from investing activities
    Proceeds from sale of facilities                          625,000
    Collections of note receivable                                           325,000
    Proceeds from sales of fixed assets                                      171,335
    Acquisition                                                             (100,000)
    Costs of proposed acquisition                             (63,646)       (98,804)
    Purchases of fixed assets                                      --        (50,824)
                                                          -----------    -----------

                  Net cash provided by (used in)
                     investing activities                     561,354        246,707
                                                          -----------    -----------

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                               Year ended May 31,

                                                                          1999           1998
                                                                        ---------    -----------
Cash flows from financing activities
   Proceeds from issuance of common stock, net                          $ 927,148    $ 1,990,157
   Proceeds of notes payable                                                   --        334,769
   Payments of long-term debt                                            (200,000)      (319,388)
   Payment of note payable                                               (334,769)      (197,305)
   Payments of capitalized lease obligations                             (395,096)      (108,195)
                                                                        ---------    -----------

                  Net cash (used in) provided by financing activities      (2,717)     1,700,038
                                                                        ---------    -----------

                  NET (DECREASE) INCREASE IN CASH                        (333,914)       329,472

Cash at beginning of year                                                 455,391        125,919
                                                                        ---------    -----------

Cash at end of year                                                     $ 121,477    $   455,391
                                                                        =========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                          $  36,639    $   202,288
                                                                        =========    ===========

Summary of noncash item:
   Capitalized lease obligations                                        $      --    $   190,610
                                                                        =========    ===========

The accompanying notes are an integral part of these statements.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 1999 and 1998

NOTE A - BACKGROUND OF THE COMPANY

     Oak Tree Medical Systems, Inc. (the "Company), a Delaware corporation, was incorporated in Delaware on May 27, 1986, as Oak Tree Construction Computers, Inc. From 1986 through 1990, the Company was engaged in the sale of computer systems for the construction industry. For a number of years thereafter, the Company was inactive. The Company changed its name to Oak Tree Medical Systems, Inc. in August 1994. Since January 1995, the Company has been engaged in the business of operating and managing physical therapy care centers and related medical practices. As of May 31, 1999, the Company, through its subsidiary, Oak Tree Medical Management Inc., operates one New York City-based physical therapy care center.

      Liquidity

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has incurred substantial losses in 1999 and 1998, used cash from operating activities in 1999 and 1998, and has negative working capital at May 31, 1999.

     In the past, the Company has funded its capital requirements from operating cash flow loans against its accounts receivables, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During fiscal 1998, the Company undertook a number of actions to consolidate its geographic focus, and with other actions undertaken during fiscal 1999, the Company hopes to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and pending acquisitions. Although the Company has in the past been and continues to be in discussions the potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company's President has agreed to personally support the Company's cash requirements to meet its current obligations through May 31, 2000 and fund future operations. The Company believes that its ability to raise private equity and support from the Company's President will provide sufficient liquidity to fund current operations.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 1999 and 1998



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Basis of Presentation

         The consolidated financial statements include the accounts of Oak Tree Medical Systems, Inc. and its wholly-owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity over which the Company exercises significant influence and control. All material intercompany balances and transactions have been eliminated.

     2.  Revenue Recognition

         Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers and others for services rendered, on a service date basis.

     3.  Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     4.  Fixed Assets

         Physical therapy equipment and office equipment and furniture are stated at cost and are being depreciated on the straight-line method over the estimated useful lives of the assets of five years. Leasehold improvements are stated at cost and are being amortized over the terms of the leases or the estimated useful lives of the assets of seven years, whichever is less.

     5.  Deferred Acquisition Costs

         Deferred acquisition costs incurred in connection with the Company's comtemplated acquisitions of ten medical practice management companies amounted to approximately $63,646 and $98,804 for the years ended May 31, 1999 and 1998, respectively.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998



NOTE B (continued)

     6.  Income Taxes

         Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that such deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     7.  Net Loss Per Share

         Net loss per common share is based on the weighted-average number of common shares outstanding during the periods.

         Basic earnings per share exclude dilution and are computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock.

         Options to purchase shares of common stock of 1,401,250 and 936,250 remain outstanding at May 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

     8.  Impairment of Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no additional provision is necessary for the impairment of long-lived assets at May 31, 1999.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998



NOTE B (continued)

     9.  Certain Reclassifications

         Certain reclassifications have been made to prior year's financial statements in order to conform to the May 31, 1999 presentation.


NOTE C - ACQUISITION

     On July 16, 1997, the Company acquired a physical therapy care center in New York City for a purchase price of $400,000, payable $100,000 in cash, which was paid at closing, and a note payable in the amount of $300,000. In addition, the seller, a physician, entered into a noncompete agreement for four years. Furthermore, since the acquired physical therapy care center did not achieve certain billings, the purchase price was reduced by $100,000.

     In connection with the acquisition, the Company entered into a: (1) lease for a facility, (2) consulting agreement with the seller for a six-month period and then on a month-to-month basis, at $150,000 per annum, and (3) consulting agreement with the physical therapy care center administrator, a relative of the seller, for a six-month period and then on a month-to-month basis, at $50,000 per annum.

     The results of operations of the acquired physical therapy care center have been included in the consolidated statement of operations from July 16, 1997, the date of the acquisition. The acquisition was recorded on the purchase method and the total purchase price was allocated to the fair values of the assets acquired and the excess to goodwill, as follows:

           Physical therapy equipment                          $171,335
           Office furniture and equipment                         3,665
           Covenant not-to-compete                               25,000
           Goodwill                                             200,000
                                                                -------

                                                               $400,000
                                                               ========

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998



NOTE D - SALES OF NEW YORK CITY CENTERS

     On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000, payable in cash at closing. Proceeds of $365,000 were used to repay certain lease obligations. The Company also incurred a brokerage fee of 10% of the sale price.

     On November 2, 1998, the Company sold all the assets (excluding accounts receivable) of its Lower Manhattan, New York, physical therapy facility for $250,000 in cash plus the assumption of outstanding equipment lease obligations of $193,890. Proceeds of $200,000 were used to repay a note payable to the previous owner of the facility. On December 22, 1998, the Company sold the accounts receivable relating to the Lower Manhattan facility for 50% value of subsequent collections. Accordingly, the Company recorded a provision for doubtful accounts of $300,000, which is included in the "loss on sale of facilities."

     A summary of the aggregate loss on the sales of the New York City centers is as follows:

         Proceeds                                                     $ 625,000
         Expenses related to sales                                       (6,855)
         Assumption of capitalized leases                               193,890
         Costs of assets sold                                          (428,331)
         Provision for doubtful accounts                               (300,000)
         Write-off of goodwill                                         (142,709)
                                                                       --------

         Loss on sales of facilities                                  $ (59,005)
                                                                      =========


NOTE E - COMMON STOCK

     1.  Issuance of Common Stock

         Through May 31, 1999 and 1998, the Company issued an aggregate of 46,242 and 6,359 shares, respectively, of common stock in exchange for legal services. The shares were valued at an average price of $3.02 and $2.50, per share, respectively.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998



NOTE E (continued)

         During the fiscal year ended May 31, 1999, the Company issued 28,708 shares of Common Stock to Mr. William Kedersha in consideration of consulting services. These shares were valued at a price of $2.00 per share.

         During the fiscal year ended May 31, 1999, the Company issued 55,000 shares of Common Stock to NFC Service LTD at a price of $1.43 per share.

         During the fiscal year ended May 31, 1999, the Company issued 100,000 shares of Common Stock to NFC Service LTD as satisfaction for a loan made to the Company. These shares were valued at a price of $1.30 per share.

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

         In July 1998, the Company agreed to issue 400,000 shares of Common Stock in a private placement to "accredited investors" at an offering price of $2.30 per share, with net proceeds to the Company of $1.09 per share. Signature Equities Agency, G.m.b.H., served as placement agent in connection with the offering. The Company subsequently amended the agreement by increasing the Common Stock issued to 600,000 shares from 400,000 shares. The Company incurred expenses of $725,619 and received net proceeds of $654,380.

     2.  Public Relations Consulting Agreements

         In April and May 1997, the Company entered into three public relations consulting agreements, two for a period of one year and the other through December 31, 1997, in exchange for an aggregate compensation of: (a) 175,000 shares of common stock for an aggregate purchase price of $1,750, (b) $3,000, per month, for one year, and (c) options to acquire 525,000 shares of common stock.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998



NOTE E (continued)

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

         During the year ended May 31, 1999, the Company extended the expiration dates of 218,750 options issued in a prior year to consultants. The Company recorded consulting expense relating to such extension totaling approximately $82,000. In August 1997, Mr. Burton Dubbin terminated his employment with the Company and entered into a two-year consulting agreement at a fee of $150,000 per annum, plus 125,000 shares of Common Stock, of which 25,000 shares were immediately issuable and 5,000 shares are issuable monthly (in an aggregate amount not to exceed 100,000 shares) for the duration of Mr. Burton Dubbin's service with the Company. In addition, the Company amended the terms of the options, making such options immediately exercisable and extending the expiration date until 2007. In June 1998, the Company extended Mr. Burton Dubbin's consulting agreement until August 31, 2002. In addition, the Company granted Mr. Burton Dubbin options to purchase 500,000 shares of Common Stock at an exercise price of $2.17 per share and were exercisable six months from date of grant. The Company recorded consulting expenses in 1999 of approximately $925,000 relating to these options. During the fiscal year ended May 31, 1999, Mr. Burton Dubbin exercised options to acquire 100,000 shares of Common Stock.

     3.  Options

         In August,  1998,  the Company  added three new members to the Board of
         Directors: Mr. Scott Rosenblum, Mr. Jerry Klepner and Ambassador Maxwell Rabb. The Company issued options to acquire 20,000 shares of Common Stock to each of the three new members at an exercise price of $2.00 per share and were exercisable 90 days from date of grant. The options expire on October 31, 2003.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998



NOTE E (continued)

     3.  Options

         In August,  1998,  the Company  added three new members to the Board of
         Directors: Mr. Scott Rosenblum, Mr. Jerry Klepner and Ambassador Maxwell Rabb. The Company issued options to acquire 20,000 shares of Common Stock to each of the three new members at an exercise price of $2.00 per share and were exercisable 90 days from date of grant. The options expire on October 31, 2003.

         On September 1, 1998, the Company employed Mr. Simon Boltuch as its Chief Financial Officer for a three-year term commencing as of August 31, 1998, and expiring on August 31, 2001. The Company issued options to acquire 20,000 shares of Common Stock to Mr. Simon Boltuch at an exercise price of $2.00 per share and will vest and become exercisable on the one-year anniversary from date of grant.

         In March, 1999, Mr. Fredrick Veit, counsel to the Company, exercised options to acquire 15,000 shares of Common Stock. As of May 31, 1999, Mr. Fredrick Veit has remaining options to acquire 2,500 shares of Common Stock which expire on December 1, 2001.

         For the years ended May 31, 1999 and 1998, a summary of the status of stock options was as follows:

                                                                  1999                                1998
                                                     -------------------------------      -----------------------------
                                                                        Weighted-                            Weighted-
                                                        Number           average            Number            average
                                                          of            exercise              Of             exercise
                                                        shares            price             shares             price
                                                        ------            -----             ------             -----
         Outstanding - beginning of year                 936,250         $2.30             1,542,500          $2.24

         Granted                                         580,000          2.15                60,000           1.59
         Exercised                                      (115,000)         1.69              (115,250)          2.32
         Forfeited                                            --                            (350,000)          1.00
         Expired                                              --                            (201,000)          3.84
                                                       ---------                          ----------

         Outstanding - end of year                     1,401,250         $2.29               936,250          $2.30
                                                       =========                          ==========

        As of May 31, 1999, options to purchase 1,381,250 shares of common stock were exercisable, with a weighted-average exercise price of $2.29, per share. As of May 31, 1998, all options were exercisable.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998



NOTE E (continued)


        The following table summarizes option data as of May 31, 1999:

                                                    Weighted-
                                                     average             Weighted-                              Weighted-
              Range of                              remaining             average                                average
              exercise            Number           contractual           exercise             Number            exercise
               prices           outstanding            life                 price           Exercisable            price
               ------           -----------            ----                 -----           -----------            -----

            $1 to $1.99           352,500             8.59                $1.66               352,500             $1.66
            $2 to $3.50           898,750             8.45                 2.19               878,750             2.19
           $3.51 to $5.00         150,000             3.59                 4.38               150,000             4.38
                              ----------------                                           ------------------
                               $1,401,250                                                 $1,381,250
                              ================                                           ==================

     Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. The financial accounting standards of SFAS No. 123 permit companies to either continue accounting for stock-based compensation under existing rules or adopt SFAS No. 123 and reflect the fair value of stock options and other forms of stock-based compensation in the results of operations as additional expense. The disclosure requirements of SFAS No. 123 require companies which elect not to record the fair value in the statement of operations to provide pro forma disclosures of net income and earnings per share in the notes to the financial statements as if the fair value of stock-based compensation had been recorded.

     The Company follows Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its stock-based compensation plan.

     The Company utilized the Black-Scholes option pricing model to quantify the expense of options issued to nonemployees and the pro forma effects on net loss and net loss per share for the value of the options granted to employees during the fiscal year ended May 31, 1999.

     The following assumptions were made in estimating fair value:

                 Risk-free interest rate                         6%
                 Expected volatility                            50%
                 Expected option life                           10 years

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998



NOTE E (continued)

     Had compensation cost been determined under SFAS No. 123 for the year ended May 31, 1999, net loss and net loss per share would have been increased as follows:

                 Net loss
                     As reported                                $(3,396,097)
                     Pro forma for stock options                $(3,483,097
                 Net loss per share
                     As reported                                      $(.65)
                     Pro forma for stock options                      $(.67)

    4.   Stock Option Plan

         The Company has a Performance Equity Plan (the "Plan") under which it may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards to purchase up to 600,000 shares of common stock to officers, directors, key employees and consultants. The Company may not grant any options with a purchase price less than fair market value of common stock as of the date of the grant. Through May 31, 1999, the Company had not granted any options under the Plan.

     5.  Reserved Shares

         As of May 31, 1999, the Company has reserved the following shares of common stock:

              Options                                         1,401,250
              Plan                                              600,000

                                                              2,001,250


NOTE F - PATIENT CARE RECEIVABLES

     In September 1997, the Company entered into a financing agreement to borrow on all existing and future patient care receivables for a period of two years. Under the agreement, the Company may borrow up to 75% of under 180 day, eligible patient care receivables, as defined. Upon each advance, the Company will pay a discount equal to 5% above the prime rate, per annum, subject to adjustment, and, at the initial closing, paid an origination fee of $17,457. The Company is required to assign substantially all patient care receivables to the finance company. As of May 31, 1998, the interest rate was 13%, per annum. In December 1998, the Company terminated the financing agreement.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998


NOTE G - INVESTMENT IN GOLD ORE

     As of May 31, 1999 and 1998, investment in gold ore is as follows:

              Investment in gold ore                           $ 4,994,214
              Allowance for impairment                          (3,000,000)
                                                               ------------
                                                               $ 1,994,214
                                                               ============

     As of May 31, 1998, the Company unsuccessfully attempted to sell its investment in gold ore and did not have the resources to commence mining operations. The Company's focus is in medical and related areas; and, therefore, the Company provided a write-down for impairment of the investment in the amount of $3,000,000.
     At May 31, 1999, there is no change in the status of the gold ore.


NOTE H - FIXED ASSETS

    As of May 31, 1999 and 1998, fixed assets consisted of the following:

                                                     1999                 1998
                                                   --------              -----

       Physical therapy equipment                                      $687,366
       Office equipment and furniture               $28,727              56,509
       Leasehold improvements                                            40,919
                                                   --------            --------

                                                     28,727             784,794

       Less accumulated depreciation
           And amortization                          17,901             282,455
                                                     ------             -------

                                                    $10,826            $502,339
                                                     ======             =======

As of May 31, 1999 and 1998, fixed assets included capitalized lease assets of $0 and $705,243, respectively.

For the years ended May 31, 1999 and 1998, depreciation expense was $64,154 and $257,903, respectively.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998



NOTE I - LONG-TERM DEBT

     There is no long-term debt as of May 31, 1999. As of May 31, 1998, long-term debt consisted of the following:

                                                                  1998
                                                                  ----

        Note payable in equal quarterly
            Installments of $18,348,
            Including interest at 8%,
            Per annum (a)                                       $275,057

        Less current portion                                      66,856
                                                                --------
                                                                $208,201
                                                                ========

     (a)  Collateralized by all the assets acquired.


NOTE J - CAPITALIZED LEASE OBLIGATIONS

     Obligations under the capitalized leases and the related assets were recorded at the lower of the present value of the minimum lease obligations or the fair value of the assets. The implicit interest rates on the capital leases were approximately 11% to 17%, per annum.

     The Company paid off or assigned all outstanding leases in connection with the sale of certain physical therapy care centers during fiscal 1999 (see Note D). Accordingly, the Company has no lease obligations as of May 31, 1999.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998

NOTE K - INCOME TAXES

     For the years ended May 31, 1999 and 1998, the tax effects of timing differences which gave rise to deferred income taxes were as follows:

                                               1999                1998
                                            -----------        -----------
             Allowance for impairment
                 of gold ore                                   $ 1,324,000
             Net operating loss
                 carryforwards              $   708,573            776,000
             Cash basis                         336,187           (100,000)
             Less valuation allowance        (1,044,760)        (2,000,000)
                                            -----------        -----------

                                            $    --            $    --
                                            ===========        ===========

     As of May 31, 1999 and 1998, the tax effects of the components of deferred income tax payable were as follows:

                                                1999                1998
                                             ----------         ----------

         Allowance for impairment
             of gold ore                    $ 1,324,000        $ 1,324,000
         Net operating loss
             carryforwards                    2,084,573          1,376,000
         Cash basis                             336,187
         Less valuation allowance            (3,744,760)        (2,700,000)
                                             ----------         ----------

                                            $    --            $    --
                                            ===========        ===========

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998

NOTE K (continued)

     The following is a reconciliation of income tax benefit computed at the 34% statutory rate to the provision for income taxes:

                                                1998               1998
                                            ------------       -----------

           Tax at statutory rate            $ 1,154,673        $ 1,720,000
           State income tax                     339,610            280,000
           Valuation allowance               (1,494,283)        (2,000,000)
           Other                                 --                 --
                                            ------------       -----------

                                            $    --            $    --
                                            ===========        ===========

     As of May 31, 1999, realization of the Company's deferred tax assets of $3,744,760, resulting primarily from impairment of gold ore and net operating loss carryforwards, is not considered more likely than not, and accordingly, a valuation allowance of $3,744,760 has been established.

     As of May 31, 1999, the Company had net operating loss carryforwards of approximately $5,077,000 to reduce future Federal taxable income, expiring through May 31, 2018.


NOTE L - COMMITMENTS AND CONTINGENCIES

     1.  Leases

         The Company is committed to a noncancellable lease for a physical care center through November 2001, requiring minimum rents, plus additional rent for increases in real estate taxes and operating expenses.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998



NOTE L (continued)

         As of May 31, 1999, the future minimum aggregate annual payments are as follows:

             Year ending  May 31,
                  2000                                          $30,720
                  2001                                           30,720
                  2002                                           15,360
                                                                -------
                                                                $76,800
                                                                =======

         For the years ended May 31, 1999 and 1998, rent expense was $64,868 and $352,876, respectively.

     2.  Employment Agreements

         In February 1998, the Company's chief operating officer resigned and his employment agreement was terminated, including his right to receive 50,000 shares of common stock (which was recorded as deferred compensation of $100,000) and options to acquire 350,000 shares of common stock in exchange for $60,000 in cash and the Company forgave outstanding net loans receivable of $34,924. Such amounts are included in severance expense.

         On September 1, 1998, the Company employed Mr. Simon Boltuch as its Chief Financial Officer for a three-year term commencing as of August 31, 1998, and expiring on August 31, 2001. The Company issued options to acquire 20,000 shares of Common Stock to Mr. Simon Boltuch at an exercise price of $2.00 per share and will vest and become exercisable on the one-year anniversary of date of grant.

     3.  Insurance

         The Company has professional liability insurance for medical malpractice liabilities, which may arise in the normal course of business.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998



NOTE M - RELATED PARTY TRANSACTIONS

     Consulting Agreement

     In December 1996, the Company granted ten-year options to acquire 375,000 shares of Common Stock to Burton Dubbin, the son of Mr. Henry Dubbin, the Company's president, in exchange for consulting services. These options had an exercise price of $1.6875 per share and were to vest upon the earlier to occur of (i) the Company's achievement of certain financial benchmarks,
     (ii) the five-year anniversary of the issuance of the options and Mr. Burton's being an employee with the Company or (iii) a change of control (as defined). Mr. Burton Dubbin became an employee of the Company in April 1997. In August 1997, Mr. Burton Dubbin terminated his employment with the Company and entered into a two-year consulting agreement at a fee of $150,000 per annum, plus 125,000 shares of Common Stock, of which 25,000 shares were immediately issuable and 5,000 shares are issuable monthly (in an aggregate amount not to exceed 100,000 shares) for the duration of Mr. Burton Dubbin's service with the Company. In addition, the Company amended the terms of the options, making such options immediately exercisable and extending the expiration date until 2007. In June 1998, the Company extended Mr. Burton Dubbin's consulting agreement until August 31, 2002. In addition, the Company granted Mr. Burton Dubbin options to purchase 500,000 shares of Common Stock at an exercise price of $2.17 per share and were exercisable six months from date of grant.


NOTE N - SUBSEQUENT EVENTS

     Pending Acquisitions

     In July and August 1999, the Company entered into definitive agreements to purchase substantially all of the assets of 17 medical management companies which operate a regional network of 37 medical practices consisting of 10 radiology practices and 27 medical practices located in the New York City and the surrounding metropolitan area. There can be no assurance, however, that the Company will successfully meet its obligations of raising capital to complete the acquisitions, or that all the other conditions to the closing of the transactions will be met.