Form 10QSB
period 1999-08-31
OAK TREE MEDICAL SYSTEMS INC
filed 1999-10-15
CIK 799426

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

                 For the quarterly period ended August 31, 1999

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

Common Stock, $.01 par value                            6,095,703 shares
            Class                              Outstanding at October 14, 1999

Transitional Small Business Disclosure Format (check one):

                       YES ___           NO _X_

================================================================================

                 Oak Tree Medical Systems, Inc. and Subsidiaries

                                      Index


Part I FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet as of August 31, 1999 and May 31, 1999

             Consolidated Statement of Operations for the three months ended August 31, 1999 and 1998

             Consolidated Statement of Stockholders' Equity for the three months ended August 31, 1999

             Consolidated Statement of Cash Flows for the three months ended August 31, 1999 and 1998

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION


Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                  August 31, 1999    May 31, 1999
                                                                  ---------------    ------------
             ASSETS

Current Assets
  Cash                                                              $  234,888       $  121,477
  Patient care receivables, less allowance for contractual
    allowances and doubtful accounts of $1,308,010 and
    $1,314,238 as of August 31, 1999 and May 31, 1999                   88,742          100,000
  Other current assets                                                     750            3,894
-------------------------------------------------------------------------------------------------
Total Current Assets                                                   324,380          225,371


Other  Assets
  Investment in gold ore and affiliated company                      1,994,214        1,994,214
  Fixed assets                                                           9,171           10,826
  Deferred acquisition costs                                           377,450          162,450
=================================================================================================
TOTAL ASSETS                                                        $2,705,215       $2,392,861
=================================================================================================


                 See notes to consolidated financial statements.

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                                   (Continued)

                                                                  August 31, 1999     May 31, 1999
                                                                  ---------------     ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                                973,877             864,063
- ------------------------------------------------------------------------------------------------
Total Current Liabilities                                            973,877             864,063


Stockholders' Equity
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 5,873,703 and 5,602,703 shares issued
    and  outstanding  as of August 31, 1999 and May 31,1999,
    respectively                                                      58,736              56,026
  Additional paid-in-capital                                      15,130,724          14,653,072
  Deficit                                                        (13,458,122)        (13,180,300)
--------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                         1,731,338           1,528,798
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                        $2,705,215          $2,392,861
==================================================================================================

                 See notes to consolidated financial statements.

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                    For the Three Months
                                                      Ended August 31,
                                             ===================================
                                                    1999              1998
                                                    ----              ----
REVENUE
     Net patient services                        $    58,946       $   477,026
--------------------------------------------------------------------------------


EXPENSES
     Costs of patient services                        23,071           252,492
     Selling, general and administrative             312,042           481,313
     Depreciation and Amortization                     1,655            41,160
     Interest                                            --             13,929
     (Gain) on sale                                      --           (170,270)
--------------------------------------------------------------------------------
TOTAL EXPENSES                                       336,768           618,624
--------------------------------------------------------------------------------

NET LOSS                                           ($277,822)        ($141,598)
================================================================================

NET LOSS PER COMMON SHARE                           ($  0.05)         ($  0.03)
================================================================================

Weighted average number of common and
common equivalent shares outstanding               5,725,453         4,698,873
================================================================================

                 See notes to consolidated financial statements.

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended August 31, 1999
                                   (Unaudited)


                                                                                                    Total
                                        Common Stock            Additional                      Stockholders'
                                    Shares       Amount       Paid-in-Capital    Deficit            Equity
==============================================================================================================
BALANCE MAY 31, 1999                5,602,703    $56,026        $14,653,072     ($13,180,300)   $1,528,798

Sale of common stock                  261,000      2,610            433,439                        436,049

Issuance of shares for services,etc.   10,000        100             44,213                         44,313

Net Loss                                                                            (277,822)     (277,822)

==============================================================================================================
BALANCE August 31, 1999             5,873,703    $58,736        $15,130,724     ($13,458,122)   $1,731,338
==============================================================================================================

                 See notes to consolidated financial statements.

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                         For the Three Months
                                                                           Ended August 31,
                                                                     ============================
                                                                          1999               1998
                                                                          ----               ----
OPERATING ACTIVITIES
   Net Loss                                                            ($277,822)          ($141,598)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
         Depreciation and Amortization                                     1,655              83,639
         Gain on sale                                                                       (170,270)
         Common stock issued for services                                 44,313                  --
         Increase (decrease) in cash from
            Patient care receivables                                      11,258              39,559
            Other current assets                                           3,144              12,615
            Other assets                                                      --              41,536
            Accounts payable and accrued payable                         109,814             (57,146)
-----------------------------------------------------------------------------------------------------
NET CASH  USED IN OPERATING ACTIVITIES:                                 (107,638)           (191,665)
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      Deferred acquisition costs                                        (215,000)                 --
-----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES:                                  (215,000)                 --
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Payments of notes payable and long-term debt                               --            (254,581)
   Payments of capital lease obligations                                      --             (65,200)
   Proceeds from issuance of common stock                                436,049             234,677
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:                     436,049             (85,104)
-----------------------------------------------------------------------------------------------------

NET INCREASE ( DECREASE) IN CASH                                         113,411            (276,769)

CASH - Beginning of Period                                               121,477             455,391

-----------------------------------------------------------------------------------------------------
CASH - End of Period                                                    $234,888            $178,622
=====================================================================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest Expense Paid                                                      $0             $17,433
=====================================================================================================

                 See notes to consolidated financial statements.

                     OAK TREE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   OPERATIONS

     Oak  Tree  Medical  Systems,   Inc.,  a  Delaware   corporation,   and  its
subsidiaries  (the  "Company")  operate one physical  therapy care center in New
York.

2.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include all the accounts of Oak Tree Medical Systems, Inc. and its wholly-owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity over which the Company exercises significant influence and control. All material intercompany balances and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2000. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999.

3.   SALE OF PHYSICAL THERAPY CENTERS

         On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000, payable in cash at closing. Proceeds of $365,000 were used to repay certain lease obligations. The Company also incurred a brokerage fee of 10% of the sale price.

4.  SUBSEQUENT EVENTS

         Subsequent to August 31, 1999, stock options to acquire 222,000 shares of Common Stock were exercised at an exercise price ranging from $1.69 to $2.00 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         The Company is engaged in the business of operating and managing physical therapy care centers. The Company currently operates one facility in Bronx, NY.

In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, for the acquisition of the management and certain assets of medical practices and MRI facilities located in the greater New York metropolitan area. In July 1999, the Company entered into definitive written agreements to complete the acquisition which included approximately 37 medical practices and MRI facilities located in the greater New York metropolitan area, subject to raising the capital necessary for the acquisitions and other conditions.

         RESULTS OF OPERATIONS

Three  months  ended  August 31, 1999  compared to Three months ended August 31,
1998.

         Patient revenues decreased by 87.6% from $477,026 for the three months ended August 31, 1998 (the "1999 First Quarter") to $58,946 for the three months ended August 31, 1999 (the "2000 First Quarter"). This reduction in revenue was attributable to the Companies disposition of three New York City facilities during the first and second quarters of Fiscal 1999.

         Total expenses decreased by 45.6% from $618,624 in the 1999 First Quarter to $336,768 for the 2000 First Quarter. Exclusive of the gain on sale of $170,270 in the 1999 First Quarter, total expenses decreased by 53% or $452,126. Cost of patient services decreased from $252,492 to $23,071 or 90.1%. This decrease was attributed to the Companies disposition of the three facilities mentioned above. Selling, general and administrative decreased from $481,313 to $312,042 or 35.1% due to a significant reduction in legal expenses. The gain on sale was related to the sale of two practices in July 1998. The above factors contributed to a net loss of $277,822 ($0.05 per share) for the 2000 fiscal Quarter as compared to a net loss of $141,598 ($0.03 per share) for the 1999 First Quarter.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its capital requirements from operating cash flow, sales of equity securities and the issuance of equity securities in exchange for services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.

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

         As of August 31, 1999, the Company (i) had been unsuccessful in its attempts to sell the gold ore and (ii) did not have the capability or the resources to commence the mining of the gold ore. For those reasons, and due to the absence of current financial and other information for Accord, the Company wrote down the value of its investment in the gold ore by $3,000,000 (from $4,994,214 to $1,994,214) during the fiscal year ended May 31, 1998. The Company intends to continue its attempt to sell the gold ore and anticipates a sale in the near future, although there can be no assurance that it will be successful in doing so.

         During July and August 1998, the company closed an offshore placement of 215,250 shares of common stock, for aggregate purchase prices of $495,190. The Company incurred expenses of $260,513 in connection with such placement, resulting in net proceeds of $234,677.

         On July 16, 1998, the Company sold substantially all the equipment and operations of two physical therapy centers in exchange for $375,000 in cash. Proceeds of $365,000 were used to repay certain lease obligations. The Company also incurred a brokerage fee of 10% of the sales price.

         Working capital decreased from ($638,692) as of May 31, 1999 to ($649,497) as of August 31, 1999, as a result of weaker cash flow from the one operating facility, accounting fees associated with the pending acquisition offset by the exercise of stock options to acquire 261,000 shares of Common Stock at an exercise price of $1.69 per share.

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

         FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Additional information on factors that may affect the business and financial results of the Company can be found in the other filings of the Company with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statements.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     See "Submission of Matters to a Vote of Security Holders" in the Company's Form 10-KSB for the fiscal year ended May 31, 1999.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27. Financial Data Schedule.

(b)  Reports on Form 8-K

     None.

                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated: October 14, 1999                  OAK TREE MEDICAL SYSTEMS, INC.



                                          By: /s/ Henry Dubbin
                                              --------------------------------
                                              Henry Dubbin
                                              President



                                          By: /s/Simon Boltuch
                                              --------------------------------
                                              Simon Boltuch
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)