Form 10KSB/A
period 1999-05-31
OAK TREE MEDICAL SYSTEMS INC
filed 2000-01-05
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                  FORM 10-KSB/A

                                 Amendment No. 1

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

         Transactional Small Business Disclosure Format:  Yes:__   No:  X

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-KSB/A amends Item 13 of the Annual Report on Form 10-K filed on September 14, 1999 (the "Original Form 10-KSB") on behalf of Oak Tree Medical Systems, Inc.

         Item 13 of the Original Form 10-KSB is amended to read in its entirety as follows:


Item 13. Exhibits, Financial Statements and Reports on Form S-K

          The following documents are filed as part of this Annual Report on Form 10-KSB.

(a)       Financial Statements:                                      Page
                                                                     ----

          Report of Independent Certified Public Accountants..........F-2

          Independent Auditors' Report................................F-3

          Consolidated Balance Sheets.................................F-4-F-5

          Consolidated Statement of Operations........................F-6

          Consolidated Statement of Stockholders' Equity..............F-7

          Consolidated Statement of Cash Flows........................F-8-F-9

          Notes to Consolidated Financial Statements..................F-10-F-26

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

10.13* Agreement of Sale, dated July 16, 1998, among Oak Tree Medical Management, Inc., Oak Tree Medical Practice, P.C. and Nesconset Sports, Inc.

10.14* Agreement of Sale, dated November 2, 1998, between Rehabilitation Medicine Practice of N.Y., P.L.L.C. and Oak Tree Medical Management, Inc.

10.15* Agreement of Sale, dated November 2, 1998, between Rehabilitation Medicine Practice of N.Y., P.L.L.C. and Oak Tree Medical Practice, P.C.

10.16* Agreement of Sale, dated December 23, 1998, between Oak Tree Medical Practice, P.C. and Rehabilitation Medicine Practice of N.Y., P.L.L.C.

10.17*    Acknowledgment  Letter  from  Most  Horowitz  &  Company,  LLP  to the
          Company, dated August 13, 1999, regarding its resignation as the Company's independent accountants.

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

27*       Financial Data Schedule.

-----------------
* Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  January 5, 2000                   OAK TREE MEDICAL SYSTEMS, INC.


                                          By: /s/ Henry Dubbin
                                             -------------------------
                                             Henry Dubbin
                                             President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                   Title                      Date
----                                   -----                      ----

/s/ Henry Dubbin                President and Director       January 5, 2000
------------------------
Henry Dubbin


/s/ Simon Boltuch               Chief Financial Officer      January 5, 2000
------------------------        (Principal Financial and
Simon Boltuch                   accounting Officer)


                                Vice President and
------------------------        Director
Fred L. Singer


/s/ Jerry D. Klepner
------------------------        Director                     January 5, 2000
Jerry D. Klepner


/s/ Maxwell M. Rabb
------------------------        Director                     January 5, 2000
Maxwell M. Rabb


                                Director
-----------------------
Scott S. Rosenblum

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

      Notes to Consolidated Financial Statements                    F-10 - F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
    Oak Tree Medical Systems, Inc.


We have audited the accompanying consolidated balance sheet of Oak Tree Medical Systems, Inc. and Subsidiaries (the "Company") as of May 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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




MOST HOROWITZ & COMPANY, LLP


New York, New York
August 7, 1998

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     May 31,

                  ASSETS                                1999           1998
                                                        ----           ----

CURRENT ASSETS
    Cash                                            $   121,477    $   455,391
    Patient care receivables (net of allowances
       of $1,314,238 and $642,000, respectively)        100,000        788,121
    Other current assets                                  3,894        107,403
                                                    -----------     ----------

              Total current assets                      225,371      1,350,915

INVESTMENT IN GOLD ORE                                1,994,214      1,994,214

FIXED ASSETS                                             10,826        502,339

DEFERRED ACQUISITION COSTS                              162,450         98,804

OTHER ASSETS                                                            97,740

GOODWILL                                                               226,888
                                                     ----------     ----------
                                                     $2,392,861     $4,270,900
                                                      =========      =========




The accompanying notes are an integral part of these statements.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     May 31,


                                                      1999            1998
                                                      ----            -----
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses          $  864,063      $   844,726
    Notes payable                                       -              334,769
    Current portion of capitalized lease
    obligations                                         -              130,572
    Current portion of long-term debt                   -               66,856
                                                   -----------      ----------
              Total current liabilities               864,063        1,376,923

LONG-TERM DEBT                                          -              208,201

CAPITALIZED LEASE OBLIGATIONS                           -              458,414

ACCOUNTS PAYABLE                                        -               61,551

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; authorized,
       25,000,000 shares; issued and outstanding,
       5,602,703 and 4,657,753 shares, respectively    56,026           46,577
    Additional paid-in capital                     14,653,072       12,140,841
    Deficit                                       (13,180,300)      (9,784,203)
    Less prepaid consulting and stock
       subscription receivable                           -            (237,404)
                                                  -----------       -----------
                                                    1,528,798        2,165,811
                                                  -----------       ----------
                                                 $  2,392,861      $ 4,270,900
                                                  ===========       ==========



The accompanying notes are an integral part of these statements.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended May 31,

                                                       1999            1998
                                                      -----            ----
Revenue
    Patient services                               $   750,690     $ 2,258,186

Expenses
    Costs of patient services                          561,025       1,177,005
    Selling, general and administrative              1,721,583       2,485,934
    Consulting services                              1,703,455         417,329
    Depreciation and amortization                       65,350         273,367
    Interest - net                                      36,369         170,700
    Write-down of investment in gold ore                     -       3,000,000
    Loss (gain) on sales of facilities                  59,005        (208,584)
                                                  ------------     -----------

              Total expenses                         4,146,787       7,315,751
                                                    ----------      ----------

              NET LOSS                             $(3,396,097)    $(5,057,565)
                                                    ==========      ==========

Net loss per common share - basic and diluted            $(.65)         $(1.49)
                                                          ====           =====

Weighted-average number of common
    shares outstanding - basic and diluted           5,209,013       3,389,574
                                                     ==========      =========



The accompanying notes are an integral part of these statements.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Years ended May 31, 1999 and 1998

                                                                                                          Prepaid
                                                                                                         consulting
                                                                          Additional                      and stock      Total
                                                   Common stock            paid-in                      subscription  stockholders'
                                                Shares       Amount        capital         Deficit       receivable      equity
                                                ------       ------        -------         -------       ----------      ------
Balance at June 1, 1997                        2,888,144     $28,881    $  9,772,472    $ (4,726,638)    $(181,389)     $ 4,893,326

Sales of common stock (net of expenses
of $1,600,868)                                 1,500,000      15,000       1,708,157                                      1,723,157
Issuance of shares for services                  154,359       1,544         394,364                      (339,844)          56,064
Exercises of options                             115,250       1,152         265,848                                        267,000
Amortization of prepaid consulting                                                                         283,829          283,829
Net loss                                                                                  (5,057,565)                    (5,057,565)
                                               ---------     -------    ------------    ------------    ----------      -----------

Balance at May 31, 1998                        4,657,753      46,577      12,140,841      (9,784,203)     (237,404)       2,165,811
                                               ---------      ------    ------------    ------------    ----------      -----------

Sales of common stock (net of expenses
of $725,619)                                     655,000       6,550         726,348                                        732,898
Issuance of shares for services                   74,950         749         163,783                                        164,532
Issuance of shares for payoff of loan
payable                                          100,000       1,000         129,000                                        130,000
Exercises of options                             115,000       1,150         193,100                                        194,250
Amortization of prepaid consulting                                                                         237,404          237,404
Issuance of stock options to
  consultants                                                              1,300,000                                      1,300,000
Net loss                                                                                  (3,396,097)                    (3,396,097)
                                              ----------     -------     -----------    ------------     ---------      -----------
Balance at May 31, 1999                        5,602,703     $56,026     $14,653,072    $(13,180,300)    $       -      $ 1,528,798
                                               =========      ======      ==========     ===========     =========      ===========



The accompanying notes are an integral part of this statement.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended May 31,

                                                         1999             1998
                                                         ----             ----
Cash flows from operating activities
  Net loss                                            $(3,396,097)  $(5,057,565)
  Adjustments to reconcile net loss to net cash
      used in operating activities
       Write-down of investment in gold ore                     -     3,000,000
       Depreciation and amortization                       65,350       560,397
       Bad debts                                          223,108        65,935
       Stock options issued for services                1,831,936        56,064
       Loss (gains) on sales of facilities                 59,005      (208,584)
       Gain on termination of employment agreement              -        (5,076)
       Increase (decrease) in cash from
         Patient care receivables                         165,121        17,150
         Other current assets                             103,509          (705)
         Other assets                                      97,740        (5,260)
         Accounts payable and accrued expenses             19,337        20,371
         Other liabilities                                (61,551)            -
         Deferred compensation                                  -       (60,000)
                                                      -----------   -----------
           Net cash used in operating activities         (892,542)   (1,617,273)

Cash flows from investing activities
  Proceeds from sale of facilities                        625,000
  Collections of note receivable                                        325,000
  Proceeds from sales of fixed assets                                   171,335
  Acquisition                                                          (100,000)
  Costs of proposed acquisition                           (63,646)      (98,804)
  Purchases of fixed assets                                     -       (50,824)
                                                      -----------    ----------
           Net cash provided by (used in)
             investing activities                         561,354       246,707
                                                      -----------    -----------

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                               Year ended May 31,

                                                       1999             1998
                                                       ----             ----
Cash flows from financing activities
   Proceeds from issuance of common stock, net     $   927,148      $ 1,990,157
   Proceeds of notes payable                                 -          334,769
   Payments of long-term debt                         (200,000)        (319,388)
   Payment of note payable                            (334,769)        (197,305)
   Payments of capitalized lease obligations          (395,096)        (108,195)
                                                   -----------      -----------
       Net cash (used in) provided by
       financing activities                             (2,717)       1,700,038
                                                    ----------      -----------
       NET (DECREASE) INCREASE IN CASH                (333,914)         329,472
Cash at beginning of year                              455,391          125,919
                                                    ----------      -----------
Cash at end of year                                $   121,477     $    455,391
                                                    ==========      ===========
Supplemental disclosures of cash flow
information:
   Cash paid during the year for
      Interest                                     $    36,639     $    202,288
                                                   ===========      ===========
Summary of noncash items:
   Capitalized lease obligations                   $         -     $    190,610
                                                   ===========      ===========
   Issuance of note payable on acquisition         $         -     $    300,000
                                                   ===========      ===========


In the fiscal year ended May 31, 1998, the Company exchanged their investment in an affiliated company for 100% of the outstanding stock of a subsidiary (Note
G).


The accompanying notes are an integral part of these statements.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 1999 and 1998

NOTE A - BACKGROUND OF THE COMPANY

     Oak Tree Medical Systems, Inc. (the "Company"), a Delaware corporation, was incorporated in Delaware on May 27, 1986, as Oak Tree Construction Computers, Inc. From 1986 through 1990, the Company was engaged in the sale of computer systems for the construction industry. For a number of years thereafter, the Company was inactive. The Company changed its name to Oak Tree Medical Systems, Inc. in August 1994. Since January 1995, the Company has been engaged in the business of operating and managing physical therapy care centers and related medical practices. As of May 31, 1999, the Company, through its subsidiary, Oak Tree Medical Management Inc., operates one New York City-based physical therapy care center.

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

     5.  Deferred Acquisition Costs

         Deferred acquisition costs incurred in connection with the Company's contemplated acquisitions of ten medical practice management companies amounted to approximately $63,646 and $98,804 for the years ended May 31, 1999 and 1998, respectively.

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

     9.  Goodwill

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

   10.   Certain Reclassifications

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

         In March 1999, Mr. Fredrick Veit, counsel to the Company, exercised options to acquire 15,000 shares of Common Stock. As of May 31, 1999, Mr. Fredrick Veit has remaining options to acquire 2,500 shares of Common Stock which expire on December 1, 2001.

         For the years ended May 31, 1999 and 1998, a summary of the status of stock options was as follows:

                                                                1999                           1998
                                                       --------------------------     -----------------------
                                                                        Weighted-                   Weighted-
                                                        Number           average        Number       average
                                                          of            exercise          Of         exercise
                                                        shares            price         shares        price
                                                        ------            -----         ------        -----
         Outstanding - beginning of year                 936,250         $2.30         1,542,500      $2.24

         Granted                                         580,000          2.15            60,000       1.59
         Exercised                                      (115,000)         1.69          (115,250)      2.32
         Forfeited                                             -                        (350,000)      1.00
         Expired                                               -                        (201,000)      3.84
                                                       ---------                       ---------
         Outstanding - end of year                     1,401,250         $2.29           936,250      $2.30
                                                       =========                       =========

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998


NOTE E (continued)

        The following table summarizes option data as of May 31, 1999:

                                                    Weighted-
                                                     average         Weighted-                      Weighted-
              Range of                              remaining         average                        average
              Exercise            Number           contractual       exercise          Number        exercise
               Prices           outstanding            life            price        exercisable       price
               ------           -----------            ----            -----        -----------       -----

            $1 to $1.99            352,500            8.59             $1.66           352,500        $1.66
            $2 to $3.50            898,750            8.45              2.19           878,750         2.19
           $3.51 to $5.00          150,000            3.59              4.38           150,000         4.38
                                 ---------                                           ---------
                                 1,401,250                                           1,381,250
                                 =========                                           =========

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998

NOTE E (continued)

     Had compensation cost been determined under SFAS No. 123 for the year ended May 31, 1999, net loss and net loss per share would have been increased as follows:

                 Net loss
                     As reported                                $(3,396,097)
                     Pro forma for stock options                $(3,483,097)
                 Net loss per share
                     As reported                                      $(.65)
                     Pro forma for stock options                      $(.67)

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

     5.  Reserved Shares

         As of May 31, 1999, the Company has reserved the following shares of common stock:

              Options                                          1,401,250
              Plan                                               600,000
                                                               ---------
                                                               2,001,250
                                                               =========

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

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998

NOTE G - INVESTMENT IN GOLD ORE

     As of May 31, 1999 and 1998, investment in gold ore is as follows:

              Investment in gold ore                            $ 4,994,214
              Allowance for impairment                           (3,000,000)
                                                                -----------
                                                                $ 1,994,214
                                                                ===========

     In June 1995, the Company exchanged 100% of the common stock of a subsidiary, which only owned an interest in gold ore (which was previously acquired for common stock of the Company, with a value of $5,000,000), for 6,000,000 shares of common stock of Accord Futronics Corp. ("Accord"), approximately 30%, and was to pay the Company a royalty of 12.5% of net production income from processing the ore. No gain or loss was recognized on the exchange.

     On November 15, 1997, the Company returned the 6,000,000 shares of common stock to Accord in exchange for 100% of the common stock of the subsidiary. Accord had not yet commenced mining nor anticipated commencing in the near future and the Company desired to commence such mining or other provision for the gold. No gain or loss was recognized on the exchange.

     As of May 31, 1998, the Company: (i) has unsuccessfully attempted to obtain financial and other information from Accord, as to both the subsidiary and the underlying gold ore; (ii) has unsuccessfully attempted to sell the gold ore; (iii) does not have the resources to commence the mining of the gold ore; and (iv) focuses in medical and related areas, and, therefore, the Company has provided a write-down for impairment of the investment in gold ore of $3,000,000, resulting in a carrying value, based on discussions with potential buyers.

     As of May 31, 1996, the latest data available, the unaudited consolidated condensed financial statements of Accord were:

                                  BALANCE SHEET

          Cash, cash equivalents, and marketable securities       $  1,365,591
          Investment in gold reserves                               42,875,000
          Other assets                                               1,115,122
                                                                   -----------
                                Total assets                      $ 45,355,713
                                                                  ============

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998

NOTE G (continued)

        Liabilities                                                       NONE
        Shareholders' equity                                       $45,355,713
                                                                   -----------
        Total liabilities and stockholders' equity                 $45,355,713
                                                                   ===========
                       STATEMENT OF OPERATIONS

        Revenues                                                   $   195,007
        Expenses                                                      (214,294)
                                                                   -----------
                        NET LOSS                                   $   (19,287)
                                                                   ===========

     At May 31, 1999, there is no change in the status of the gold ore.

NOTE H - FIXED ASSETS

    As of May 31, 1999 and 1998, fixed assets consisted of the following:

                                                           1999          1998
                                                           ----          ----
       Physical therapy equipment                                      $687,366
       Office equipment and furniture                     $28,727        56,509
       Leasehold improvements                                            40,919
                                                         --------      --------
                                                           28,727       784,794
       Less accumulated depreciation
           And amortization                                17,901       282,455
                                                           ------      --------
                                                          $10,826      $502,339
                                                           ======      ========

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

     In March 1997, the Company purchased primarily physical therapy equipment which was subject to existing operating leases for an aggregate cost of $250,230. This equipment and other fixed assets with a net book value of $239,862 were then sold for $450,230 and leased back for a period of five years. The leaseback has been accounted for as a capitalized lease. The loss of $39,862 realized on the sale and leaseback has been deferred and is being amortized over the term of the lease.

     In August 1997, the Company sold the physical therapy equipment acquired in August 1997 (Note C) for $171,335 and leased back the equipment for a period of five years.

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

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              May 31, 1999 and 1998

NOTE K - INCOME TAXES

     For the years ended May 31, 1999 and 1998, the tax effects of timing differences which gave rise to deferred income taxes were as follows:

                                                        1999              1998
                                                        ----              ----
         Allowance for impairment of gold ore                       $ 1,324,000
         Net operating loss carryforwards         $    708,573          776,000
         Cash basis                                    336,187         (100,000)
         Less valuation allowance                   (1,044,760)      (2,000,000)
                                                  ------------      -----------
                                                  $          -      $         -
                                                  ============      ===========

     As of May 31, 1999 and 1998, the tax effects of the components of deferred income tax payable were as follows:

                                                       1999               1998
                                                       ----               ----
         Allowance for impairment of gold ore      $ 1,324,000      $ 1,324,000
         Net operating loss carryforwards            2,084,573        1,376,000
         Cash basis                                    336,187
         Less valuation allowance                   (3,744,760)      (2,700,000)
                                                   -----------      ------------
                                                   $         -      $         -
                                                   ===========      ============

     The following is a reconciliation of income tax benefit computed at the 34% statutory rate to the provision for income taxes:

                                                         1999             1998
                                                         ----             ----
           Tax at statutory rate                   $ 1,154,673      $ 1,720,000
           State income tax                            339,610          280,000
           Valuation allowance                      (1,494,283)      (2,000,000)
           Other                                             -                -
                                                   -----------      -----------
                                                   $         -      $         -
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

     As of May 31, 1999, the Company had net operating loss carryforwards of approximately $5,077,000 to reduce future Federal taxable income, expiring through May 31, 2018. The Company's ability to utilize net operating losses may be limited pursuant to Internal Revenue Code Section 382.


NOTE L - COMMITMENTS AND CONTINGENCIES

     1.  Leases

         The Company is committed to a noncancellable lease for a physical care center through November 2001, requiring minimum rents, plus additional rent for increases in real estate taxes and operating expenses.

         As of May 31, 1999, the future minimum aggregate annual payments are as follows:

             Year ending  May 31,
                  2000                                       $30,720
                  2001                                        30,720
                  2002                                        15,360
                                                              ------
                                                             $76,800
                                                             =======

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