Form 10QSB
period 1999-11-30
OAK TREE MEDICAL SYSTEMS INC
filed 2000-01-14
CIK 799426

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

                For the quarterly period ended November 30, 1999

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

                       YES X            NO ___

     Indicate number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock, $.01 par value                            6,180,203 shares
            Class                              Outstanding at January 12, 2000

Transitional Small Business Disclosure Format (check one):

                       YES ___           NO X

================================================================================

                 Oak Tree Medical Systems, Inc. and Subsidiaries

                                      Index


Part I FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet as of November 30, 1999 and May 31, 1999

             Consolidated Statement of Operations for the three and six months ended November 30, 1999 and 1998

             Consolidated Statement of Stockholders' Equity for the six months ended November 30, 1999

             Consolidated Statement of Cash Flows for the six months ended November 30, 1999 and 1998

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                 November 30, 1999    May 31, 1999
                                                                 -----------------    ------------
             ASSETS

Current Assets
  Cash                                                              $   36,677       $  121,477
  Patient care receivables, less allowance for contractual
    allowances and doubtful accounts of $1,308,010 and
    $1,314,238 as of November 30, 1999 and May 31, 1999                 92,992          100,000
  Other current assets                                                     500            3,894
                                                                    ----------       ----------
Total Current Assets                                                   130,169          225,371


Other  Assets
  Investment in gold ore and affiliated company                      1,994,214        1,994,214
  Fixed assets                                                           7,516           10,826
  Deferred acquisition costs                                           614,450          162,450
                                                                    ----------       ----------
TOTAL ASSETS                                                        $2,746,349       $2,392,861
                                                                    ==========       ==========


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                                   (Continued)

                                                                November 30, 1999   May 31, 1999
                                                                -----------------   ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                                857,356           864,063
                                                                     -------           -------
Total Current Liabilities                                            857,356           864,063

Stockholders' Equity
  Common stock,  $.01 par value,  25,000,000  shares
    authorized,  6,075,203 and 5,602,703  shares issued
    and outstanding as of November 30, 1999 and May 31, 1999,
    respectively                                                      60,751              56,026
  Additional paid-in-capital                                      15,624,829          14,653,072
  Deficit                                                        (13,796,587)        (13,180,300)
                                                                 ------------        -----------
Total Stockholders' Equity                                         1,888,993           1,528,798
                                                                 ------------        -----------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                        $2,746,349          $2,392,861
                                                                  ==========          ==========


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                    For the Three Months                For the Six Months
                                                      Ended August 31,                   Ended November 30,
                                                      ----------------                   ------------------
                                                    1999              1998           1999              1998
                                                    -----             -----          -----             -----
REVENUE
     Net patient services                        $    59,628       $   225,657      118,574          $702,683
-------------------------------------------------------------------------------------------------------------------
EXPENSES
     Costs of patient services                        64,368           122,928       87,439           375,420
     Selling, general and administrative             332,070           476,512      644,112           957,825
     Depreciation and Amortization                     1,655           427,525        3,310            68,685
     Interest                                            --                374           --            14,303
     Loss (Gain) on sale                                 --            156,406           --           (13,864)
-------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                       398,093           783,745      734,861         1,402,369
-------------------------------------------------------------------------------------------------------------------

NET LOSS                                           ($338,465)        ($558,088)   ($616,287)        ($699,686)
===================================================================================================================

NET LOSS PER COMMON SHARE                           ($  0.06)         ($  0.11)    ($  0.11)           ($0.14)
===================================================================================================================

Weighted average number of common and
common equivalent shares outstanding                5,998,044        5,032,003    5,862,243         4,899,737
===================================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Six Months Ended November 30, 1999
                                   (Unaudited)


                                                                                                    Total
                                        Common Stock            Additional                     Stockholders'
                                    Shares       Amount       Paid-in-Capital    Deficit           Equity
=================================================================================================================================
BALANCE MAY 31, 1999                5,602,703    $56,026        $14,653,072     ($13,180,300)   $1,528,798

Exercise of stock options             462,500      4,625            827,544                        832,169

Issuance of shares for services,etc.   10,000        100             44,213                         44,313

Issuance of stock options
         to consultants                                             100,000                        100,000

Net Loss                                                                            (616,287)     (616,287)

=================================================================================================================================
BALANCE November 30, 1999           6,075,203    $60,751        $15,624,829     ($13,796,587)   $1,888,993
=================================================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                         For the Six Months
                                                                           Ended November 30,
                                                                   ==============================
                                                                          1999               1998
                                                                          ----               ----
OPERATING ACTIVITIES
   Net Loss                                                            ($616,287)          ($699,686)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
         Depreciation and Amortization                                     3,310             153,595
         Gain on sale                                                         --             (13,864)
         Common stock issued for services                                 44,313                  --
         Stock options issued for services                               100,000
          Provision for doubtful accounts                                     --              50,000
         Increase (decrease) in cash from
            Patient care receivables                                        7,008             86,050
            Other current assets                                            3,394             81,015
            Other assets                                                       --             29,788
            Accounts payable and accrued payable                           (6,707)           (57,595)
-----------------------------------------------------------------------------------------------------
NET CASH  USED IN OPERATING ACTIVITIES:                                  (464,969)          (370,697)
-----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
      Deferred acquisition costs                                         (452,000)           (19,643)
      Refund on security deposits                                              --              3,180
-----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES:                                   (452,000)           (16,463)
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Payments of notes payable and long-term debt                                --           (301,625)
   Payments of capital lease obligations                                       --            (50,179)
   Proceeds from issuance of common stock                                 832,169            654,381
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:                      832,169            302,577
-----------------------------------------------------------------------------------------------------
NET INCREASE ( DECREASE) IN CASH                                          (84,800)           (84,583)

CASH - Beginning of Period                                                121,477            455,391
-----------------------------------------------------------------------------------------------------
CASH - End of Period                                                      $36,677           $370,808
======================================================================================================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest Expense Paid                                                       $0            $34,580
======================================================================================================

NONCASH TRANSACTIONS:
During the six months ended November 30, 1998, as a result of contractual provisions, the Company reduced a note payable by $85,000 and further reduced goodwill by $85,000. Also, in connection with the July 1998 sale of two physical therapy centers and the November 1998 sales of a third, certain capital lease obligations of the Company totaling $365,000 and $194,000, respectively, were either paid off by the company with proceeds or assumed by the purchaser.

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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included. Operating results for the six months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2000. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999.

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

4.       LIQUIDITY

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The company has incurred substantial losses in 1999 and 1998, used cash from operating activities in 1999 and 1998, and has negative working capital at November 30, 1999.

          In the past, the Company has funded its capital requirements from operating cash flow loans against it account receivables, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During fiscal 1998, the Company undertook a number of actions to consolidate its geographic focus, and with other actions undertaken during 1999, the Company hopes to attract new investment capital, which the Company believes will be necessary to sustain it ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and pending acquisitions. Although the Company has in the past been and continues to be in discussions the potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company's President has agreed to personally support the Company's cash requirements to meet its current obligations through May 31, 2000 and fund future operations. The Company believes that its ability to raise private equity and support from the Company's President will provide sufficient liquidity to fund current operations.

5.       SUBSEQUENT EVENTS

         Subsequent to November 30, 1999, stock options to acquire 70,000 shares of Common Stock were exercised at an exercise price of $1.50 per share.

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

         RESULTS OF OPERATIONS

Six and Three months ended November 30, 1999 compared to Six and Three months ended November 30, 1998.

         Patient revenues decreased by 83.1% to $118,574 from $702,683 in the six months ended November 30, 1999 (the Fiscal 2000 Six Month Period) compared with the six months ended November 30, 1998 (the Fiscal 1999 Six Month Period). Revenues decreased by 73.6% to $59,628 from $225,657 in the three months ended November 30, 1999 (the Fiscal 2nd Quarter) compared with the three months ended November 30, 1998 (the Fiscal 1999 2nd Quarter). This reduction in revenue was attributable to the Company's disposition of three New York City facilities during the first and second quarters of Fiscal 1999.

         Total expenses decreased by 48.1% to $734,861 from $1,416,233 for the Fiscal 2000 Six Month Period compared with the Fiscal 1999 Six Month period. Total expenses decreased by 36.5% to $398,093 from $627,339 for the Fiscal 2000 2nd Quarter compared with the Fiscal 1999 2nd Quarter. This reduction in expenses was attributable to the Company's disposition of three New York City facilities during the first and second quarters of Fiscal 1999. The loss on sale for the Fiscal 1999 2nd Quarter was related to the sale of one facility in November 1998. Selling, general and administrative expenses decreased during Fiscal 2000 as compared to Fiscal 1999 periods due to reductions in legal and accounting expenses partially offset by consulting service expenses.

         The above factors contributed to a net loss $616,287 for the Fiscal 2000 Six Month Period as compared to the net loss of $699,686 for the Fiscal 1999 Six Month Period, and a net loss of $338,465 for the Fiscal 2000 2nd Quarter as compared to the net loss of $558,088 for the Fiscal 1999 2nd Quarter.

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

         As of November 30, 1999, the Company (i) had been unsuccessful in its attempts to sell the gold ore and (ii) did not have the capability or the resources to commence the mining of the gold ore. For those reasons, and due to the absence of current financial and other information for Accord, the Company wrote down the value of its investment in the gold ore by $3,000,000 (from $4,994,214 to $1,994,214) during the fiscal year ended May 31, 1998. The Company intends to continue its attempt to sell the gold ore and anticipates a sale in the near future, although there can be no assurance that it will be successful in doing so.

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

         Working capital decreased from ($638,692) as of May 31, 1999 to ($727,187) as of November 30, 1999, as a result of weaker cash flow from the one operating facility, accounting fees associated with the pending acquisition offset by the exercise of stock options to acquire 462,5000 shares of Common Stock at an exercise price ranging from $1.69 to $2.00 per share.

         YEAR 2000

         The Company has assessed its financial accounting and reporting system and considers it to be fully Year 2000 compliant. Subsequent to December 31, 1999 all systems are operating effectively with no apparent Y2K issues.

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


 Dated: January 12, 2000                  OAK TREE MEDICAL SYSTEMS, INC.



                                          By: /s/ Henry Dubbin
                                              --------------------------------
                                              Henry Dubbin
                                              President



                                          By: /s/ Simon Boltuch
                                              --------------------------------
                                              Simon Boltuch
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)