Form 10QSB
period 2000-02-29
OAK TREE MEDICAL SYSTEMS INC
filed 2000-04-12
CIK 799426

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

                For the quarterly period ended February 29, 2000

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

Common Stock, $.01 par value                                   6,367,703 shares
         Class                                    Outstanding at April 12, 2000
Transitional Small Business Disclosure Format (check one):

                       YES ___           NO _X_

================================================================================

                 Oak Tree Medical Systems, Inc. and Subsidiaries

                                      Index


Part I FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet as of February 29, 2000 and May 31, 1999

             Consolidated Statement of Operations for the three and nine months ended February 29, 2000 and 1999

             Consolidated Statement of Stockholders' Equity for the nine months ended February 29, 2000

             Consolidated Statement of Cash Flows for the nine months ended February 29, 2000 and 1999

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                  February 29, 2000    May 31, 1999
                                                                  ---------------    ------------
             ASSETS

Current Assets
  Cash                                                              $  165,902       $  121,477
  Patient care receivables, less allowance for contractual
    allowances and doubtful accounts of $241,653 and
    $1,314,238 as of February 29, 2000 and May 31, 1999                 91,742          100,000
  Other current assets                                                   5,750            3,894
-------------------------------------------------------------------------------------------------
Total Current Assets                                                   263,394          225,371


Other  Assets
  Investment in gold ore and affiliated company                      1,994,214        1,994,214
  Fixed assets                                                           5,861           10,826
  Deferred acquisition costs                                           665,950          162,450
=================================================================================================
TOTAL ASSETS                                                        $2,929,419       $2,392,861
=================================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                                   (Continued)

                                                                  February 29, 2000     May 31, 1999
                                                                  ---------------     ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                                  908,139             864,063
--------------------------------------------------------------------------------------------------
Total Current Liabilities                                              908,139             864,063


Stockholders' Equity
  Common stock,  $.01 par value,  25,000,000  shares  authorized,
    6,367,703 and 5,602,703  shares issued and outstanding as of
    February 29, 2000 and May 31, 1999, respectively                    63,676              56,026
  Additional paid-in-capital                                        16,411,904          14,653,072
  Deficit                                                          (14,454,300)        (13,180,300)
--------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                           2,021,280           1,528,798
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                          $2,929,419          $2,392,861
==================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                    For the Three Months                For the Nine Months
                                                      Ended February 29,                 Ended February 29,
                                            ==========================================================================
                                                    2000              1999                 2000              1999
                                                    ----              ----                 ----              ----
REVENUE
     Net patient services                        $    52,636        $   55,022          $   171,210       $   757,707
----------------------------------------------------------------------------------------------------------------------

EXPENSES
     Costs of patient services                        43,003            52,435              130,442           427,855
     Selling, general and administrative             665,691           402,753            1,309,803         1,360,578
     Depreciation and Amortization                     1,655             2,850                4,965            71,535
     Interest                                            --             18,542                   --            32,845
     (Gain) on sale of facilities                        --                 --                   --           (13,864)
----------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                       710,349           476,580            1,445,210         1,878,949
----------------------------------------------------------------------------------------------------------------------

NET LOSS                                           ($657,713)        ($421,558)         ($1,274,000)      ($1,121,242)
======================================================================================================================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED       ($  0.11)         ($  0.08)            ($  0.21)         ($  0.22)
======================================================================================================================

Weighted average number of common and
common equivalent shares outstanding                6,194,681        5,337,247            5,964,891         5,089,509
======================================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Nine months ended February 29, 2000
                                   (Unaudited)

                                                                                                    Total
                                        Common Stock            Additional                      Stockholders'
                                    Shares       Amount       Paid-in-Capital    Deficit            Equity
=============================================================================================================
BALANCE MAY 31, 1999                5,602,703    $56,026        $14,653,072     ($13,180,300)   $1,528,798

Exercise of stock options             652,500      6,525          1,110,644                      1,117,169
Sale of common stock                   50,000        500             49,500                         50,000
Issuance of shares for services        62,500       `625            148,688                        149,313
Stock options issued for services                                   450,000                        450,000
Net Loss                                                                          (1,274,000)   (1,274,000)

============================================================================================================
BALANCE February 29, 2000           6,367,703    $63,676        $16,411,904     ($14,454,300)   $2,021,280
============================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                         For the Nine Months
                                                                           Ended February 29,
                                                                   =================================
                                                                          2000               1999
                                                                          ----               ----
OPERATING ACTIVITIES
   Net Loss                                                          ($1,274,000)        ($1,121,242)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
         Depreciation and Amortization                                     4,965             198,975
         Gain on sale                                                         --             (13,864)
         Common stock issued for services                                149,313             275,550
Stock options issued for services                                        450,000                  --
          Provision for doubtful accounts                                     --             150,000
         Increase (decrease) in cash from
            Patient care receivables                                       8,258             131,786
            Other current assets                                          (1,856)             70,598
            Other assets                                                      --              46,793
            Accounts payable and accrued payable                          44,076            (431,081)
-----------------------------------------------------------------------------------------------------
NET CASH  USED IN OPERATING ACTIVITIES:                                 (619,244)           (692,485)
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      Deferred acquisition costs                                        (503,500)            (57,209)
      Refund on security deposits                                             --               3,180
-----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES:                                  (503,500)            (54,029)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Payments of notes payable and long-term debt                               --            (301,625)
   Payments of capital lease obligations                                      --             (50,179)
   Proceeds from issuance of common stock                              1,167,169             784,380
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:                   1,167,169             432,576
------------------------------------------------------------------------------------------------------

NET INCREASE ( DECREASE) IN CASH                                          44,425            (313,938)

CASH - Beginning of Period                                               121,477             455,391

------------------------------------------------------------------------------------------------------
CASH - End of Period                                                    $165,902            $141,453
======================================================================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest Expense Paid                                                      $0             $53,122
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

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included. Operating results for the nine months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2000. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999.

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


4.       SALE OF COMMON STOCK

         On February 14, 2000 the Company completed a private placement for the sale of 50,000 shares of common stock for a purchase price of $1.00 per share.


5.  LIQUIDITY

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The company has incurred substantial losses in 2000 and 1999, used cash from operating activities in 2000 and 1999, and has negative working capital at February 29, 2000.

         In the past, the Company has funded its capital requirements from operating cash flow loans against its account receivables, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During fiscal 1998, the Company undertook a number of actions to consolidate its geographic focus, and with other actions undertaken during 1999 and 2000, the Company hopes to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and pending acquisitions. Although the Company has in the past been and continues to be in discussions with the potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company's

President has agreed to personally support the Company's cash requirements to meet its current obligations through May 31, 2000 and fund future operations. The Company believes that its ability to raise private equity and support from the Compnay's President will provide sufficient liquidity to fund current operations.

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

         RESULTS OF OPERATIONS

Nine and Three months ended February 29, 2000 compared to Nine and Three months ended February 29, 1999.

         Patient revenues decreased by 77.4% to $171,210 from $757,707 in the nine months ended February 29, 2000 (the Fiscal 2000 Nine Month Period) compared with the nine months ended February 29,1999 (the Fiscal 1999 Nine Month Period). Revenues decreased by 4.3% to $52,636 from $55,022 in the three months ended February 29, 2000 (the Fiscal 3rd Quarter) compared with the three months ended February 29, 1999 (the Fiscal 1999 3rd Quarter). This reduction in revenue was attributable to the Company's disposition of three New York City facilities during the first and second quarters of Fiscal 1999.

         Total expenses decreased by 23.1% to $1,445,210 from $1,878,949 for the Fiscal 2000 Nine Month Period compared with the Fiscal 1999 Nine Month period. This reduction in expenses was attributable to (1) Company's disposition of three New York City facilities during the first and second quarters of Fiscal 1999, (2) Lower selling, general and administrative expenses during Fiscal 2000 as compared to Fiscal 1999 periods due to reductions in legal and accounting expenses and (3) Offset by $450,000 in compensation cost for stock options issued to consultants. Total expenses increased by 49.1% to $710,349 from $476,580 for the Fiscal 2000 3rd Quarter compared with the Fiscal 1999 3rd Quarter. The increase in expense is attributable to non-cash compensation cost of $350,000 for stock options issued to consultants.

         The above factors contributed to a net loss of $1,274,000 for the Fiscal 2000 Nine Month Period as compared to the net loss of $1,121,242 for the Fiscal 1999 Nine Month Period, and a net loss of $657,713 for the Fiscal 2000 3rd Quarter as compared to the net loss of $421,558 for the Fiscal 1999 3rd Quarter.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its capital requirements from operating cash flow, sales of equity securities and the issuance of equity securities in exchange for services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt. If the Company is unable to obtain new capital, the Company's President has agreed to personally support the Company's cash requirements to meet its current obligations through May 31, 2000 and fund future operations. The Company believes that its ability to raise private equity and support from the Compnay's President will provide sufficient liquidity to fund current operations.

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

         As of February 29, 2000, the Company (i) had been unsuccessful in its attempts to sell the gold ore and (ii) did not have the capability or the resources to commence the mining of the gold ore. For those reasons, and due to the absence of current financial and other information for Accord, the Company wrote down the value of its investment in the gold ore by $3,000,000 (from $4,994,214 to $1,994,214) during the fiscal year ended May 31, 1998. The Company intends to continue its attempt to sell the gold ore and anticipates a sale in the near future, although there can be no assurance that it will be successful in doing so.

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

         Working capital decreased from ($638,692) as of May 31, 1999 to ($644,745) as of February 29, 2000, as a result of negative cash flow from operations, corporate overhead expenses and increases in legal, consulting and accounting fees associated with the pending acquisition offset by the exercise of stock options to acquire 652,500 shares of Common Stock at an exercise price ranging from $1.50 to $2.00 per share and the private placement for the sale of common stock for $50,000.


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


 Dated: April 12, 2000                    OAK TREE MEDICAL SYSTEMS, INC.



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