Form 10QSB/A
period 2000-02-29
OAK TREE MEDICAL SYSTEMS INC
filed 2000-04-13
CIK 799426

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                 Amendment No. 1
                                       to
                                   FORM 10-QSB

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


         In the past, the Company has funded its capital requirements from operating cash flow loans against its account receivables, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During fiscal 1998, the Company undertook a number of actions to consolidate its geographic focus, and with other actions undertaken during 1999 and 2000, the Company hopes to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and pending acquisitions. Although the Company has in the past been and continues to be in discussions with the potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company's

President has agreed to personally support the Company's cash requirements to meet its current obligations through March 1, 2001 and fund future operations. The Company believes that its ability to raise private equity and support from the Compnay's President will provide sufficient liquidity to fund current operations.

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

         RESULTS OF OPERATIONS

Nine and Three months ended February 29, 2000 compared to Nine and Three months ended February 29, 1999.


         Patient revenues decreased by 77.4% to $171,210 from $757,707 in the nine months ended February 29, 2000 (the Fiscal 2000 Nine Month Period) compared with the nine months ended February 29,1999 (the Fiscal 1999 Nine Month Period). Revenues decreased by 4.3% to $52,636 from $55,022 in the three months ended February 29, 2000 (the Fiscal 2000 3rd Quarter) compared with the three months ended February 29, 1999 (the Fiscal 1999 3rd Quarter). This reduction in revenue was attributable to the Company's disposition of three New York City facilities during the first and second quarters of Fiscal 1999.


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

         LIQUIDITY AND CAPITAL RESOURCES


         The Company has funded its capital requirements from operating cash flow, sales of equity securities and the issuance of equity securities in exchange for services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt. If the Company is unable to obtain new capital, the Company's President has agreed to personally support the Company's cash requirements to meet its current obligations through March 1, 2001 and fund future operations. The Company believes that its ability to raise private equity and support from the Compnay's President will provide sufficient liquidity to fund current operations.

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