Form 10KSB
period 2000-05-31
OAK TREE MEDICAL SYSTEMS INC
filed 2000-09-14
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: May 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to __________.

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

                              1725 Tenbroeck Avenue
                              Bronx, New York 10461
                                 (718) 828-6996
       (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

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

         The Registrant's revenues for its most recent fiscal year:  $206,365.

         The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 29, 2000: 7,020,022.

         The aggregate market value of voting and non-voting Common Stock (5,280,022 shares) held by non-affiliates computed by reference to the closing price of the Common Stock as of August 29, 2000: $5,280,022.

         Transactional Small Business Disclosure Format:  Yes:__   No:  X

PART I


Item 1.  Business

         Oak Tree Medical Systems, Inc., a Delaware corporation (the "Company"), was incorporated in Delaware on May 27, 1986, as Oak Tree Construction Computers,Inc. From 1986 through 1990,the Company was engaged in the sale of computer systems for the construction industry. For a number of years thereafter, the Company was inactive. The Company changed its name to Oak Tree Medical Systems, Inc. in August 1994. Since January 1995, the Company has been engaged in the business of operating and managing physical therapy care centers and related medical practices. As of May 31, 2000, the Company closed the one remaining medical facility in New York City. Prior to April 1997, the Company also had operations in Florida. Unless otherwise indicated by the text, reference herein to the term "Company" will be deemed to refer to Oak Tree Medical Systems, Inc. and all its subsidiaries.

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

New York City Facilities

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

         As of May 31, 2000, the Company closed the one remaining facility which was acquired in October 1996 because the primary medical group referring patients to the therapy center ceased operations. The cash flows from this facility was thus insufficient to support its operations.

         In compliance with the laws of the State of New York, all treatment related activities at the Company's New York City clinics were conducted by Oak Tree Medical Practice, P.C. ("Oak Tree P.C."), an independently owned professional corporation. The Company had agreements with Oak Tree P.C. pursuant to which the Company provided to Oak Tree P.C. all administrative and management services and leased to Oak Tree P.C. facilities and equipment. Because of the significant influence and control exercised by the Company over Oak Tree P.C. (other than with respect to patient treatment), the financial results of Oak Tree P.C. are consolidated with those of the Company.

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

Sales of Florida Physical Therapy Care Centers

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

Pending Acquisition

         In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, for the acquisition of the management and certain assets of medical practices and MRI facilities located in the greater New York metropolitan area. In July 1999, the Company entered into definitive written agreements to complete the acquisition which as of May 31, 2000, included approximately 41 medical practices and MRI facilities located in the greater New York metropolitan area. Collectively, the centers had revenues of approximately $66 million and estimated earnings before interest, taxes, depreciation and amortization of approximately $27 million in calendar year 1998 (subject to audit). The Company intends to finance the pending acquisition through issuance of debt and equity securities of the Company, which, if consummated, will result in a substantial change to the Company's current debt and equity structure. Although the agreements by their terms may be currently terminated by either the Company or the sellers upon written notice, no such notice has been delivered by any of the parties and they are continuing to attempt to satisfy their various conditions to closing. There can be no assurance, however, that the Company will successfully meet its obligations of raising capital to complete the acquisitions or that all the other conditions to the closing of the transaction will be met.

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

         The laws of a number of states, including New York where the Company's operations are located, prohibit a corporation from engaging in the provision of health care, including physical therapy, or from exercising direct control over professionals engaged in the health care field. The Company believes that its ownership of the physical therapy care center and the provision of equipment, location, managerial, administrative and non-medical support services to the clinics does not constitute the corporate practice of physical therapy, since licensed physical therapists exercise complete control over the provision of all physical therapy services. Nevertheless, there can be no assurance that the statutes prohibiting the corporate practice of physical therapy services will not be construed or modified in the future to prohibit the operations of the Company as they are presently being conducted.

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

         In November 1997, the Company returned the 6,000,000 shares of common stock of Accord in exchange for 100% of the common stock of Aurum. At the time of the return of the Accord stock, Accord had neither commenced nor anticipated commencing mining operations, and the Company desired to take action to realize the value of the gold ore. Due to (i) the absence of current financial and other information for Accord, as to both the subsidiary and the underlying gold ore,
(ii) the Company's lack of resources to commence mining, and (iii) the Company's inability to sell the ore, the Company wrote down its investment in the ore by $3,000,000, based on its experience marketing the ore, as of May 31, 1998. The Company intends to continue its attempt to sell the gold ore, although there can be no assurance that it will be successful in doing so.

Employees

         As of May 31, 2000, the Company had 2 full-time employees and no part-time employees.

Item  2. Property

         The Company's headquarter office is temporarily located at 1725 Tenbroeck Avenue, Bronx, New York 10461.

         Set forth below is certain information concerning the Company's leased facility for its rehabilitative and medical service operations, as of May 31, 2000. The Company believes the facility is adequate for its operations.

                                     Square           Monthly      Expiration
Location                             Footage           Rent         of Lease
--------                             -------           ----         --------

1725 Tenbroeck Avenue                2,200            $2,560        11/30/01
Bronx, New York 10461

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

                                                          Low Bid      High Bid
                                                          -------      --------

     Fiscal Quarter Ended May 31, 1999:
          First Quarter.............................       $1.500       $2.750
          Second Quarter............................        1.000        2.750
          Third Quarter.............................        2.310        5.880
          Fourth Quarter............................        3.130        5.050


     Fiscal Quarter Ended May 31, 2000:
          First Quarter.............................       $2.688       $2.938
          Second Quarter............................        2.000        2.125
          Third Quarter.............................        1.875        2.125
          Fourth Quarter............................        1.313        1.313

         As of August 29, 2000, there were approximately 1,600 holders of record of the Company's Common Stock. The closing bid and asked prices for the Company's Common Stock on August 29, 2000, was $1.00 and $1.00, respectively.

         The Company has not paid any cash dividends on its Common Stock to date, and the payment of cash dividends in the foreseeable future is not contemplated by the Company. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's ability to pay dividends.

Recent Sales of Unregistered Securities

A. In December 1996, the Company granted ten year options to acquire 375,000 shares of Common Stock to Burton Dubbin, the son of Mr. Henry Dubbin, in exchange for consulting services. These options had an exercise price of $1.6875 per share and were to vest upon the earlier to occur of (i) the Company's achievement of certain financial benchmarks, (ii) the five year anniversary of the issuance of the options and Mr. Burton's being an employee with the Company or (iii) a change of control (as defined). Mr. Burton Dubbin became an employee of the Company in April 1997. In August 1997, Mr. Burton Dubbin terminated his employment with the Company and entered into a two-year consulting agreement at a fee of $150,000 per annum, plus 125,000 shares of Common Stock, of which 25,000 shares were immediately issuable and 5,000 shares are issuable monthly (in an aggregate amount not to exceed 100,000 shares) for the duration of Mr. Burton Dubbin's service with the Company. In addition, the Company amended the terms of the options, making such options immediately exercisable and extending the expiration date until 2007. In June 1998, the Company extended Mr. Burton Dubbin's consulting agreement until August 31, 2002. In addition, the Company granted Mr. Burton Dubbin options to purchase 500,000 shares of Common Stock at an exercise price of $2.17 per share and were exercisable six months from date of grant. As of May 31, 2000, these options have not been exercised. The Company recorded consulting expenses of approximately $925,000 and $122,000 in years 1999 and 2000, respectively, relating to these options. During the fiscal year ended May 31, 1999, Mr. Burton Dubbin exercised options to acquire 100,000 shares of Common Stock at $1.69 per share. During the fiscal year ended May 31, 2000, the Company granted Mr. Burton Dubbin options to purchase 300,000 shares of Common Stock at an exercise price of $1.50 per share. Mr. Burton Dubbin exercised options to acquire 275,000 shares of Common Stock at $1.69 per share and 20,000 shares of Common Stock at $1.50 per share.

B. In March 1999, Mr. Fredrick Veit, counsel to the Company, exercised options to acquire 15,000 shares of Common Stock at an exercise price of $1.69 per share. In August 1999, Mr. Veit exercised options to acquire 2,500 shares.

C. In April and May 1997, the Company entered into three agreements for financial consulting services. Under the first of these agreements, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 200,000 shares at exercise prices of between $2.50 and $4.25. The second agreement provides for the issuance to a consultant of 75,000 shares of Common Stock and options to acquire an additional 75,000 shares at exercise prices of between $4.50 and $5.00. Under the third agreement, the Company agreed to issue to a consultant 50,000 shares of Common Stock and options to acquire an additional 250,000 shares at prices of between $2.00 and $4.75. During fiscal year ended May 31, 1998, options for 110,250 shares, at prices ranging from $2.00 to $3.00 per share, were exercised. During fiscal year ended May 31, 1999, the Company extended the options to acquire 143,750 shares and 75,000 shares an additional year in exchange for consulting services valued at $10,000. As of May 31, 2000, the options have not been exercised.

D. In July 1998, the Company issued 400,000 shares of Common Stock in a private placement to "accredited investors" at an offering price of $2.30 per share, with net proceeds to the Company of $1.09 per share. Signature Equities Agency, G.m.b.H served as placement agent in connection with the offering. The Company subsequently amended the agreement by increasing the Common Stock issued to 600,000 shares from 400,000 shares. The Company incurred expenses of $725,619 and received net proceeds of $654,380.

E. In July 1999, Mr. Fred Singer, Secretary of the Company, exercised options to acquire 5,000 shares of Common Stock at $1.00 per share.

F. In July 1999, the Company issued 10,000 shares of Common Stock to Richards Healthcare in consideration of temporary employee services rendered to the Company during prior year. These shares were valued at an average price of $4.43 per share.

G. From September 1999 to February 2000, Mr. Henry Dubbin, President of the Company, exercised options to acquire 250,000 shares at $2.00 per share and 100,000 shares at $1.50 per share.

H. In December 1999 and in February 2000, the Company issued 20,000 shares of Common Stock to Investec Ernst & Company for investment banking services. These shares were valued at an average price of $2.00 per share.

I. In January 2000, the Company issued 25,000 shares of Common Stock to Carol Martino for private placement services rendered. These shares were valued at an average price of $2.00 per share.

J. In February 2000, the Company issued 25,000 shares of Common Stock to Richard
P. Greene, Esq. for legal services rendered during the current period. These shares were valued at an average price of $2.00 per share.

K. In February 2000, the Company issued 50,000 shares of Common Stock to Rush & Co. in a private placement. These shares were valued at an average price of $1.00 per share.

L. In April 2000, the Company issued 50,000 shares of Common Stock to Washburn & Enright in consideration of consulting services outside of the United States. These shares were valued at a price of $1.50 per share.

M. In May 2000, the Company issued 200,000 shares of Common Stock in a private placement to TTC Vermogensberatung A.G. at an offering price of $1.35 per share, with net proceeds to the Company of $1.00 per share.

The issuances set forth above were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions by an issuer not involving any public offering, and, alternatively, in the case of employee options, on a no-sale theory.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company is engaged in the business of operating and managing physical therapy care centers. As of May 31, 2000, the Company closed the one remaining facility which was acquired in October 1996 because the cash flows from this facility was insufficient to support its operations.

         In July 1998, the Company sold substantially all of the assets and operations of its facilities located in Flushing and Upper Manhattan, New York, due to insufficient cash flows from such facilities.

         In November and December 1998, the Company sold all the assets of its Lower Manhattan, New York physical therapy facility due to insufficient cash flows from such facility.

         In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, for the acquisition of the management and certain assets of medical practices and MRI facilities located in the greater New York metropolitan area. In July 1999, the Company entered into definitive written agreements to complete the acquisition which as of May 31, 2000, included approximately 41 medical practices and MRI facilities located in the greater New York metropolitan area. Although the agreements by their terms may be currently terminated by either the Company or the sellers upon written notice, no such notice has been delivered by any of the parties and they are continuing to attempt to satisfy their various conditions to closing. There can be no assurance, however, that the Company will successfully meet its obligations of raising capital to complete the acquisitions or that all the other conditions to the closing of the transaction will be met.

Results of Operations

         2000 Fiscal Year Compared to 1999 Fiscal Year

         Patient revenues decreased by 72.51% from $750,690 to $206,365 in the fiscal year ended May 31, 2000 ("Fiscal 2000") compared with the fiscal year ended May 31, 1999 ("Fiscal 1999"). The decrease in revenues was primarily attributable to the Company's sale of three physical care centers in New York City during Fiscal 1999 and sluggish revenues in the last two quarters of Fiscal 2000. The primary medical group referring patients to the therapy center ceased operations as of January 2000.

         Total expenses decreased by 19.37% to $3,343,468 for Fiscal 2000 from $4,146,787 for Fiscal 1999, primarily attributable to the Company's sale of three physical care centers in New York City during Fiscal 1999 and lower consulting expenses in Fiscal 2000 offset by deferred acquisition costs of $667,950 due to the length of negotiations related to the pending acquisition. Costs of patient services, selling, and administrative expenses (excluding acquisition costs), consulting, depreciation and amortization and interest expense (recurring operating expenses) decreased by 34.55% from $4,087,782 to $2,675,518. Costs of patient services, as a percentage of patient revenues, decreased from 74.7% in Fiscal 1999 to 72.4% in Fiscal 2000 primarily because of gradual staffing adjustments relating to the sale of the three New York City physical care centers. Selling, general and administrative expenses (excluding acquisition costs) decreased 13.51% from $1,721,583 in Fiscal 1999 to $1,488,985 in Fiscal 2000, primarily due to the sale of the three physical care centers in New York City and a significant reduction in legal expenses offset by a Black Scholes adjustment for stock options issued of $531,000. Consulting expenses decreased by 41.89% from $1,703,455 in Fiscal 1999 to $989,934 in Fiscal 2000 due to a lower Black Scholes stock option adjustment in Fiscal 2000. The adjustment in Fiscal 2000 was $746,000 compared to $1,300,000 in Fiscal 1999. During Fiscal 1999, the Company recognized a loss of $59,005 in connection with the sale of three physical care centers in New York City. Total expenses as a percentage of revenues increased to 1620% for Fiscal 2000 from 552.4% for Fiscal 1999 as a result of these factors.

         Income taxes for Fiscal 2000 and 1999 are not representative of an effective tax rate. For Fiscal 2000 and 1999, deferred income tax benefits have been reduced by increases in the allowance for the realization of deferred income tax assets of $838,000 and $1,044,670, respectively, because, as of both May 31, 2000 and 1999, it was more likely than not that the deferred tax assets would not be realized. The deferred tax assets result primarily from impairment of the gold ore and net operating loss carryforwards and the Company may not generate sufficient future taxable income for their utilization. As of May 31, 2000 and 1999, net operating loss carryforwards were $6,849,000 and $5,077,000, respectively, increased due to the increases in taxable losses for each year.

         The above factors contributed to a net loss of $3,137,103 ($.52 per share) for Fiscal 2000 compared with a net loss of $3,396,097 ($.65 per share) for Fiscal 1999.

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

         In February 2000, the Company issued 50,000 shares of Common Stock to a private investor at a price of $1.00 per share. In May 2000, the Company issued 200,000 shares of Common Stock to a group of private investors at a net price of $1.00 per share. Proceeds of the sale of these shares have been used for working capital.

         During Fiscal 2000, the Company issued 112,500 shares of Common Stock for various services rendered valued at $224,313. In addition, 652,500 stock options were exercised during Fiscal 2000 for $1,117,169. These proceeds have been used for working capital.

         In July 1998, the Company issued 400,000 shares of Common Stock in a private placement to "accredited investors" at an offering price of $2.30 per share, with net proceeds to the Company of $1.09 per share. The Company subsequently amended the agreement by increasing the Common Stock issued to 600,000 shares from 400,000 shares. The Company incurred expenses of $725,619 and received net proceeds of $654,380.

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

         The Company (i) has been unsuccessful in its attempts to sell the gold ore and (ii) does not have the capability or the resources to commence the mining of the gold ore. For these reasons, and due to the absence of current financial and other information for Accord, the Company in Fiscal 1998 wrote down the value of its investment in the gold ore by $3,000,000 (from $4,994,214 to $1,994,214). The Company intends to continue its attempt to sell the gold ore, although there can be no assurance that it will be successful in doing so.

         On November 2, 1998, the Company sold all the assets (excluding accounts receivable) of its Lower Manhattan, New York physical therapy facility for $250,000 in cash plus the assumption of outstanding equipment lease obligations of $194,000. Proceeds of $200,000 were used to repay a note payable to the previous owner of the facility. On December 22, 1998, the Company sold the accounts receivable relating to the Lower Manhattan facility for 50% value of subsequent collections and accordingly, the Company recorded a provision for doubtful accounts of $300,000 as of May 31,1999. As of May 31, 2000, the Company has received $31,200 from the sale of the receivables and does not expect any future receipts.

         In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, for the acquisition of the management and assets of medical practices and MRI facilities located in the greater New York metropolitan area. In May 1999, the Company entered into definitive written agreements to complete the acquisition which as of May 31, 2000, included approximately 41 medical practices and MRI facilities located in the greater New York metropolitan area. (See Item 1. Business. Pending Acquisition.)

         As of May 31, 2000, negative working capital increased from $638,692 to $735,999 primarily due to the Company's increase in the reserve of doubtful accounts by $52,000 and increase in accrued professional fees by $50,000.

Year 2000

         To date, no significant problems related to Year 2000 have been identified in the Company's internal systems or with its vendors, suppliers, service providers or customers that would materially impact the Company's business.

         Although the Company does not expect any significant future Year 2000 related failures or malfunctions, the Company will continue to monitor its internal systems and work closely with its suppliers, service providers and customers to seek to avoid any material interruptions in its business.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         (a) Effective June 6, 1997, the Company appointed Most Horowitz & Company, LLP ("Most Horowitz"), as its independent auditors of the Company for the Fiscal Years ended May 31, 1997 and May 31, 1998. On August 13, 1999, Most Horowitz resigned as the Company's independent auditors. The report of Most
Horowitz on the Company's financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and for the interim periods thereafter there were no disagreements between the Company and Most Horowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing or procedure, which disagreements, if not resolved to the satisfaction of Most Horowitz, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

         (b) Effective August 16, 1999, the Company's Board of Directors appointed Grant Thornton, LLP ("Grant Thornton") as the Company's independent accountants for the fiscal year ended May 31, 1999. On August 17, 2000 the Company dismissed Grant Thornton as the independent accountants for the Company. Grant Thornton's report on the financial statements of the Company for the fiscal year ended May 31, 1999 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal year ended May 31, 1999 and through August 17, 2000 there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. During the Company's fiscal year ended May 31, 1999 and through August 17, 2000, Grant Thornton did not advise the Company of any of the matters referred to in Item 304(a) (1)(iv) (B) of Regulation S-B.

         (c) On August 17, 2000 the Company's Board of Directors engaged Wiss & Company, LLP as the Company's independent accountants for the fiscal year ended May 31, 2000.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of the Company and their positions at August 29, 2000 were as follows:

         Name                          Age        Position
         ----                          ---        --------

         Henry Dubbin                  84        President and Director
         Fred L. Singer                66        Vice President and Director
         Maxwell M. Rabb               90        Director
         Jerry D. Klepner              55        Director
         Scott S. Rosenblum            51        Director
         Simon Boltuch                 52        Chief Financial Officer

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

Item 10. Executive Compensation

         Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other most highly compensated executive officers who earned over $100,000 during the fiscal year ended May 31, 2000 (collectively, the "named executive officers") for services rendered in all capacities to the Company during the fiscal years ended May 31, 1998, 1999 and 2000.

=====================================================================================================================
                                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                              Annual                    Long-Term Compensation
                                                           Compensation
---------------------------------------------------------------------------------------------------------------------
Name and Principal Position                  Fiscal      Salary     Other Annual     Restricted      Common Stock
                                              Year                  Compensation   Stock Award(s)     Underlying
                                                                                                       Options
Henry Dubbin                                  1998      $32,000         -0-            -0-              -0-
President                                     1999      $48,000         -0-            -0-              -0-
                                              2000      $48,000         -0-            -0-             250,000
---------------------------------------------------------------------------------------------------------------------
Simon Boltuch (1)                             1999      $143,249        -0-            -0-             20,000
Chief Financial Officer                       2000      $175,000        -0-            -0-             60,000

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

         Option Grants. In January 2000, the Company granted options to acquire a total of 862,500 shares of Common Stock at an exercise price of $1.50 per share to the following individuals: Mr.Henry Dubbin -250,000 shares, Mr. Fred Singer - 20,000 shares, Mr. Simon Boltuch -60,000 shares, Mr. Burton Dubbin - 300,000 shares, Mr. Scott Rosenblum -100,000 shares, Mr. Timothy Stoakes -
100,000 shares, Mr. Richard P. Greene -7,500 shares and Mr. Dean Beck - 25000 shares. Mr. Henry Dubbin exercised 100,000 shares of Common Stock and has 150,000 shares of Common Stock remaing. Mr. Burton Dubbin exercised 20,000 shares of Common Stock and has 280,000 shares of Common Stock remaining. All options expire on January 24, 2005.

         Aggregated Option Exercises and Fiscal Year-End Option Values. The following table sets forth certain information relating to the exercise of stock options during the fiscal year ended May 31, 2000 for each of the named executive officers and the fiscal year-end value of the unexercised options held by the named executive officers.

----------------------------------------------------------------------------------------------------------------------
AGGREGATED  OPTIONS  EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS
                                     VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                                              Value of Unexercised
                  Shares Acquired on      Value            # of Unexercised Options       In-the-Money Options at Fiscal
                       Exercise         Realized              at Fiscal Year End                 Year End (1)
Name                                                    Exercisable    Unexercisable      Exercisable      Unexercisble

Henry Dubbin           350,000           $650,000         150,000          0                  $0              $0
Fred L. Singer           5,000           $  5,000          20,000          0                  $0              $0
Simon Boltuch              0                 0             80,000          0                  $0              $0

----------------------------------------------------------------------------------------------------------------------

(1) Value is calculated on the basis of the difference between the option exercise price and the average of the bid and asked prices for the Common Stock at May 31, 2000 as quoted on the over-the-counter market, multiplied by the number of shares underlying the option.

Employment Agreements

         The Company had an employment agreement with Henry Dubbin, as amended September 1997, which expired on September 1, 1999 and provided for a salary of $48,000 per year. As of September 1, 1999 Mr. Dubbin continues to receive a salary of $48,000 per year. For fiscal 1994, salary due Mr. Dubbin in the amount of $54,375 was converted into a note, which was subsequently cancelled by Mr. Dubbin. In January 1995, in consideration of past services, the Company granted to Mr. Dubbin options to acquire 250,000 shares of Common Stock, exercisable at $2.00 per share until January 1, 2000. Mr. Dubbin exercised the entire 250,000 shares between September and December 1999. Mr. Dubbin waived his salary for the 1995 and 1996 fiscal years.

         On September 1, 1998, the Company entered into an employment agreement with Mr. Simon Boltuch as its Chief Financial Officer for a three year term expiring on August 31, 2001 which provides for (i) an annual salary of $175,000 per year, (ii) performance bonus of up to $35,000 annually and (iii) annual options to acquire 20,000 shares of Common Stock at an exercise price equal to the fair market value of the shares on date of grant. In connection with his employment, the Company issued options to acquire 20,000 shares of Common Stock to Mr. Simon Boltuch at an exercise price of $2.00 per share and were exercisable on the one year anniversary from date of grant. All options will expire on the earlier of (i) 10 years from date of grant, (ii) 90 days after termination of employment for any reason other than cause, or (iii) immediately upon termination of employment for cause.

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

         As of August 29, 2000, no options under the 1994 Plan were outstanding.

Non-Plan Options

         As of August 29, 2000, the Company had outstanding non-plan options to purchase an aggregate of 1,601,250 shares of Common Stock. The outstanding options granted to the named executive officers are as set forth below.

                          Number of
Name                      Option Shares      Exercise Price    Expiration Date
----                      -------------      --------------    ---------------

Henry Dubbin                 150,000             $1.50         January 24, 2005

Fred L. Singer                20,000             $1.50         January 24, 2005

Simon Boltuch                 20,000             $2.00         August 31, 2009
                              60,000             $1.50         January 24, 2005


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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of August 1, 2000 with respect to (i) those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

                                                             Common Stock
                                                          Beneficially Owned(1)
Name of Beneficial Owner                               Shares            Percent
------------------------                               ------            -------

Burton Dubbin                                          820,000(2)         10.51%
         5189 Alton Rd.
         Miami Beach, FL 33140

Henry Dubbin                                           650,000(3)          9.07%
         10155 Collins Avenue, Suite 607
         Bal Harbor, FL 33154

Simon Boltuch                                           80,000(4)          1.13%
         c/o Oak Tree Medical Systems, Inc.
         1725 Tenbroeck Avenue
         Bronx, New York 10461

Fred L. Singer                                          30,000(4)            *
         9240 West Bay Harbor Dr., Apt. 3-C
         Bal Harbor Island, FL 33154

Jerry D. Klepner                                        20,000(4)            *
         c/o Black Kelley Scruggs & Healey
         1801 K Street, N.W. Suite 201L
         Washington, D.C. 20006

Maxwell M. Rabb                                         20,000(4)(5)         *
         c/o Kramer Levin Naftalis & Frankel LLP
         919 Third Avenue
         New York, NY 10022

Scott S. Rosenblum                                    120,000(4)(5)         *
         c/o Kramer Levin Naftalis & Frankel LLP
         919 Third Avenue
         New York, NY 10022

All directors and executive officers
         As a group (6 persons)                        920,000(6)         12.37%

------------
*        Less than one percent

(1) Based on 7,020,022 shares of Common Stock outstanding as of August 1, 2000. Pursuant to the rules of the Securities and Exchange Commission (the "Commission"), certain shares of Common Stock which a person has the right to acquire within 60 days of August 1, 2000 pursuant to the exercise of stack options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes (i) 280,000 shares of Common Stock subject to currently exercisable options, (ii) 500,000 shares subject to currently exercisable options held in the name of Progressive Planning Associates, Inc.,a corporation of which he is a consultant, and (iii) 50,000 shares held indirectly.
(3) Includes (i) 500,000 shares of Common Stock that Mr. Dubbin beneficially owns through Nevada Mineral Corporation of which he is the majority stockholder and president, and (ii) 150,000 shares of Common Stock subject to currently exercisable options.
(4) Represents shares of Common Stock subject to currently exercisable options.
(5) Mr. Rabb is of counsel to and Mr. Rosenblum is a partner at the law firm of Kramer Levin Naftalis & Frankel LLP ("Kramer Levin"). While the reporting person owns directly no securities of the Company, Kramer Levin owns securities of the Company. Messrs. Rabb and Rosenblum disclaim beneficial ownership of the securities held by Kramer Levin, except to the extent of their respective pecuniary interests therein, if any.
(6)      Includes 420,000 shares subject to presently exercisable options.

Change in Control

         In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, for the acquisition of the management and certain assets of medical practices and MRI facilities located in the greater New York metropolitan area. In July 1999, the Company entered into definitive written agreements to complete the acquisition which as of May 31, 2000, included approximately 41 medical practices and MRI facilities located in the greater New York metropolitan area. Collectively, the centers had revenues of approximately $66 million and estimated earnings before interest, taxes, depreciation and amortization of approximately $27 million in calendar year 1998 (subject to audit). The Company intends to finance the pending acquisition through issuance of debt and equity securities of the Company, which, if consummated, will result in a substantial change to the Company's current debt and equity structure. Although the agreements by their terms may be currently terminated by either the Company or the sellers upon written notice, no such notice has been delivered by any of the parties and they are continuing to attempt to satisfy their various conditions to closing. There can be no assurance, however, that the Company will successfully meet its obligations of raising capital to complete the acquisitions or that all the other conditions to the closing of the transaction will be met.


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

         In December 1996, the Company granted ten year options to acquire 375,000 shares of Common Stock to Burton Dubbin, the son of Mr. Henry Dubbin, in exchange for consulting services. These options had an exercise price of $1.6875 per share and were to vest upon the earlier to occur of (i) the Company's achievement of certain financial benchmarks, (ii) the five year anniversary of the issuance of the options and Mr. Burton's being an employee with the Company or (iii) a change of control (as defined). Mr. Burton Dubbin became an employee of the Company in April 1997. In August 1997, Mr. Burton Dubbin terminated his employment with the Company and entered into a two-year consulting agreement at a fee of $150,000 per annum, plus 125,000 shares of Common Stock, of which 25,000 shares were immediately issuable and 5,000 shares are issuable monthly (in an aggregate amount not to exceed 100,000 shares) for the duration of Mr. Burton Dubbin's service with the Company. In addition, the Company amended the terms of the options, making such options immediately exercisable and extending the expiration date until 2007. In June 1998, the Company extended Mr. Burton Dubbin's consulting agreement until August 31, 2002. In addition, the Company granted Mr. Burton Dubbin options to purchase 500,000 shares of Common Stock at an exercise price of $2.17 per share and were exercisable six months from date of grant. As of May 31, 2000, these options have not been exercised. The Company recorded consulting expenses in 1999 of approximately $925,000 relating to these options. During the fiscal year ended May 31, 1999, Mr. Burton Dubbin exercised options to acquire 100,000 shares of Common Stock at $1.69 per share. During the fiscal year ended May 31, 2000, the Company granted Mr. Burton Dubbin options to purchase 300,000 shares of Common Stock at an exercise price of $1.50 per share. The Company recorded consulting expenses in 2000 of approximately $65,000 relating to these options. During the fiscal year ended May 31, 2000, Mr. Burton Dubbin exercised options to acquire 275,000 shares of Common Stock at $1.69 per share and 20,000 shares of Common Stock at $1.50 per share.

Item 13. Exhibits, Financial Statements and Reports on Form 8-K

         The following documents are filed as part of this Annual Report on Form 10-KSB.

(a)       Financial Statements:                                            Page

          Report of Independent Certified Public Accountants................F-2

          Independent Auditor's Report......................................F-3

          Consolidated Balance Sheets as of May 31, 2000 and 1999...........F-4

          Consolidated Statements of Operations for the years ended
          May 31, 2000 and 1999 ............................................F-5

          Consolidated Statement of Stockholders' Equity for the
          years ended May 31, 2000 and 1999 ................................F-6

          Consolidated Statements of Cash Flows for the years ended
          May 31, 2000 and 1999.............................................F-7

          Notes to Consolidated Financial Statements........................F-8

(b)       Reports on Form 8-K.

         On August 24, 2000, the Company filed a Current Report on Form 8-K to report the dismissal of Grant Thornton LLP and the engagement of Wiss & Company, LLP as the Company's independent accountants as of August 17, 2000.

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

3.3 By-Laws. Incorporated by reference from Registration Statement on Form S-18-Commission File No. 33-8166B, August 20, 1986.

4.1 Form of Common Stock Certificate. Incorporated by reference from Form 10-KSB for the fiscal year ended May 31, 1994.

10.1 Form of 1994 Equity Performance Plan. Incorporated by reference from Information Statement dated July 11, 1994.

10.2 Form of Employment Agreement with Mr. Henry Dubbin. Incorporated by reference from Form 10-KSB for the Fiscal Year Ended May 31, 1994.

10.3 Stock Option Agreement, dated as of December 3, 1996, between Registrant and Burton Dubbin. Incorporated by reference from Form 10-QSB filed for the fiscal quarter ended November 30, 1996.

10.4 Consulting Agreement, dated as of August 29, 1997, between Registrant and Burton Dubbin. Incorporated by reference from Exhibit 10.18 of the Form 10-KSB for the fiscal year ended May 31, 1997 (the "1997 Form 10-KSB").

10.5 Purchase Agreement, dated as of February 6, 1997, among Registrant, Acorn CORF I, Inc., Riverside CORF, Inc. and MB Data Corporation. Incorporated by reference from Form 8-K filed on February 27, 1997.

10.6      Agreement  of Sale,  dated July 16,  1997,  between  Oak Tree  Medical
          Practice, P.C. and Peter B. Saadeh, M.D. Incorporated by reference from Exhibit 10.17 of the 1997 Form 10-KSB.

10.7 Agreement of Sale, dated July 16, 1998, among Oak Tree Medical Management, Inc., Oak Tree Medical Practice, P.C. and Nesconset Sports, Inc.

10.8 Agreement of Sale, dated November 2, 1998, between Rehabilitation Medicine Practice of N.Y., P.L.L.C. and Oak Tree Medical Management, Inc. Incorporated by reference from Exhibit 10.1 of the Form 10-QSB for the fiscal quarter ended November 30, 1998 (the "November 30, 1998 Form 10-QSB").

10.9 Agreement of Sale, dated November 2, 1998, between Rehabilitation Medicine Practice of N.Y., P.L.L.C. and Oak Tree Medical Practice, P.C. Incorporated by reference from Exhibit 10.2 of the November 30, 1998 Form 10-QSB.

10.10 Agreement of Sale, dated December 23, 1998, between Oak Tree Medical Practice, P.C. and Rehabilitation Medicine Practice of N.Y., P.L.L.C. Incorporated by reference from Exhibit 10.3 of the November 30, 1998 Form 10-QSB.

10.11 Asset Purchase Agreement, dated as of July 9, 1999, by and among Oak Tree Medical Systems, Inc., Oak Tree Medical Systems Practice Management, Inc. and the other parties thereto.

10.12 Stock Purchase Agreement, dated as of December 10, 1999, by and among Oak Tree Medical Systems, Inc., Oak Tree Medical Systems Practice Management, Inc., Northeast Medical Management, Inc. and the stockholders of Northeast Medical Management, Inc.

16.1 Letter from Grant Thorton, LLP, dated August 22, 2000, addressed to the Securities and Exchange Commission. Incorporated by reference from Form 8-K filed on August 24, 2000.

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

Dated:  September 13, 2000                OAK TREE MEDICAL SYSTEMS, INC.


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


Name                                   Title                      Date
----                                   -----                      ----

 /s/ Henry Dubbin               President and Director       September 13, 2000
------------------------
Henry Dubbin


 /s/ Simon Boltuch              Chief Financial Officer      September 13, 2000
------------------------        (Principal Financial and
Simon Boltuch                   Accounting Officer)


/s/ Fred L. Singer              Vice President and           September 13, 2000
------------------------        Director
Fred L. Singer


------------------------        Director
Jerry D. Klepner


------------------------        Director
Maxwell M. Rabb


/s/ Scott S. Rosenblum          Director                     September 13, 2000

-----------------------
Scott S. Rosenblum

                                    I N D E X


                                                                 Page
                                                                 ----


Report of Independent Certified Public Accountants               F-2


Independent Auditors' Report                                     F-3


Consolidated Financial Statements

      Consolidated Balance Sheets                                F-4

      Consolidated Statements of Operations                      F-5

      Consolidated Statement of Stockholders' Equity             F-6

      Consolidated Statements of Cash Flows                      F-7

      Notes to Consolidated Financial Statements                 F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
    Oak Tree Medical Systems, Inc.

We have audited the accompanying consolidated balance sheet of Oak Tree Medical Systems, Inc. and Subsidiaries as of May 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak
Tree Medical Systems, Inc. and Subsidiaries as of May 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred substantial losses from operations end at May 31, 2000 and has a working capital deficiency of $735,999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ WISS & COMPANY LLP


Livingston, New Jersey
August 29, 2000

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




/S/ GRANT THORNTON, LLP


New York, New York
September 3, 1999

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                  May 31,
          ASSETS                                             2000         1999
                                                         ----------   ----------
CURRENT ASSETS
    Cash                                              $    145,369    $    121,477
    Patient care receivables                                20,000         100,000
    Other current assets                                    13,500           3,894
                                                      ------------    ------------

              Total current assets                         178,869         225,371

INVESTMENT IN GOLD ORE                                   1,994,214       1,994,214
FIXED ASSETS                                                 1,962          10,826
DEFERRED ACQUISITION COSTS                                       0         162,450
                                                      ------------    ------------
                                                      $  2,175,045    $  2,392,861
                                                      ============    ============


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses             $    914,868    $    864,063
                                                      ------------    ------------

              Total current liabilities                    914,868         864,063

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; authorized,
       25,000,000 shares; issued and
       outstanding, 6,617,703 and 5,602,703 shares,
       respectively                                         66,176          56,026

    Additional paid-in capital                          17,511,404      14,653,072
    Deficit                                            (16,317,403)    (13,180,300)
                                                      ------------    ------------
                                                         1,260,177       1,528,798
                                                      ------------    ------------
                                                      $  2,175,045    $  2,392,861
                                                      ============    ============

        The accompanying notes are an integral part of these statements.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year ended May 31,
                                                    2000           1999
                                                -----------    -----------
Revenue
    Patient services                               $206,365     $  750,690

Expenses
    Costs of patient services                       149,365        561,025
    Selling, general and administrative           2,156,935      1,721,583
    Consulting services                             989,934      1,703,455
    Depreciation and amortization                     6,620         65,350
    Interest - net                                   40,614         36,369
    Loss on sales of facilities                         -           59,005
                                                -----------    -----------
              Total expenses                      3,343,468      4,146,787
                                                -----------    -----------

              NET LOSS                          $(3,137,103)   $(3,396,097)
                                                ===========    ===========

Net loss per common share - basic and diluted         $(.52)         $(.65)
                                                       ====          =====

Weighted-average number of common
    shares outstanding - basic and diluted        6,075,588      5,209,013
                                                ===========    ===========


        The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Years ended May 31, 2000 and 1999

                                                                                                        Prepared
                                                                                                       consulting
                                                                         Additiona                      and stock         Total
                                                   Common Stock           paid-in                      subscription    stockholders'
                                                 Shares      Amount       capital        Deficit        receivable       equity
                                                 ------      ------       -------        -------        ----------        ------

Balance at May 31, 1998                         4,657,753   $  46,577    $12,140,841    $(9,784,203)    $(237,404)     $2,165,811

Sales of common stock (net of expenses            655,000       6,550        726,348           --            --           732,898
of $725,619)
Issuance of shares for services                    74,950         749        163,783           --            --           164,532
Issuance of shares for payoff of loan payable     100,000       1,000        129,000           --            --           130,000
Exercises of options                              115,000       1,150        193,100           --            --           194,250
Amortization of prepaid consulting                   --          --             --             --         237,404         237,404
Issuance of stock options to consultants             --          --        1,300,000           --            --         1,300,000
Net loss                                             --          --             --       (3,396,097)         --        (3,396,097)
                                               ----------   ---------   ------------   ------------    ----------    ------------
Balance at May 31, 1999                         5,602,703   $  56,026   $ 14,653,072   $(13,180,300)   $     --      $  1,528,798
                                               ----------   ---------   ------------   ------------    ----------    ------------
Sale of Common Stock (net of expenses of $70,000) 250,000       2,500        247,500           --            --           250,000
Issuance of shares for services                   112,500       1,125        223,188           --            --           224,313
Exercise of Options                               652,500       6,525      1,110,644           --            --         1,117,169
Issuance of stock options to consultants             --          --          746,000           --            --           746,000
Issuance of stock options to employees               --          --          531,000           --            --           531,000
Net loss                                             --          --             --       (3,137,103)         --        (3,137,103)
                                               ----------   ---------   ------------   ------------    ----------    ------------
Balance at May 31, 2000                         6,617,703   $  66,176   $ 17,511,404   $(16,317,403)   $     --      $  1,260,177
                                               ==========   =========   ============   ============    ==========    ============

                                 The accompanying notes are an integral part of this statement.


                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year ended May 31,
                                                              2000        1999
                                                          -----------    -----------
Cash flows from operating activities
    Net loss                                               $(3,137,103)   $(3,396,097)
    Adjustments to reconcile net loss to net cash
        used in operating activities
         Depreciation and amortization                           6,620         65,350
         Bad debts                                                  --        223,108
         Stock options issued for services                   1,751,313      1,831,936
         Loss (gains) on sales of facilities                        --         59,005
         Fixed assets write-down                                 2,244             --
         Acquisition cost write-down                           162,450             --
         Increase (decrease) in cash from
           Patient care receivables                             80,000        165,121
           Other current assets                                 (9,606)       103,509
           Other assets                                             --         97,740
           Accounts payable and accrued expenses                50,805         19,337
           Other liabilities                                        --        (61,551)
                                                           -----------    -----------
                Net cash used in operating activities       (1,093,277)      (892,542)

Cash flows from investing activities
    Proceeds from sale of facilities                                --        625,000
    Costs of proposed acquisition                                   --        (63,646)
                                                           -----------    -----------

                Net cash provided by (used in)
                     investing activities                           --        561,354

Cash flows from financing activities
   Proceeds from issuance of common stock, net               1,117,169        927,148
   Payments of long-term debt                                       --       (200,000)
   Payment of note payable                                          --       (334,769)
   Payments of capitalized lease obligations                        --       (395,096)
                                                           -----------    -----------
                Net cash (used in)
                     provided by financing activities        1,117,169         (2,717)

                  NET (DECREASE) INCREASE IN CASH               23,892       (333,914)
                                                           -----------    -----------
Cash at beginning of year                                      121,477        455,391
                                                           -----------    -----------
Cash at end of year                                        $   145,369    $   121,477
                                                           ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                             $    40,614    $    36,369
                                                           ===========    ===========


        The accompanying notes are an integral part of these statements.

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2000 and 1999

NOTE A - BACKGROUND OF THE COMPANY

     Oak Tree Medical Systems, Inc. (the "Company), a Delaware corporation, was incorporated in Delaware on May 27, 1986, as Oak Tree Construction Computers, Inc. From 1986 through 1990, the Company was engaged in the sale of computer systems for the construction industry. For a number of years thereafter, the Company was inactive. The Company changed its name to Oak Tree Medical Systems, Inc. in August 1994. Since January 1995, the Company has been engaged in the business of operating and managing physical therapy care centers and related medical practices. As of May 31, 2000, the Company closed the one remaining New York City-based physical therapy care center.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has incurred substantial losses in 2000 and 1999, used cash from operating activities in 2000 and 1999, and has negative working capital at May 31, 2000.

     In the past, the Company has funded its capital requirements from operating cash flow loans against its accounts receivables, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and pending acquisitions. Although the Company has in the past been and continues to be in discussions the potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company's President has agreed to personally support the Company's cash requirements to meet its current obligations through May 31, 2001 and fund future operations. The Company believes that its ability to raise private equity and support from the Company's President will provide sufficient liquidity to fund current operations.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Basis of Presentation

         The consolidated financial statements include the accounts of Oak Tree Medical Systems, Inc. and its wholly-owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity. All material intercompany balances and transactions have been eliminated.

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

     5.  Deferred Acquisition Costs

         Deferred acquisition costs incurred in connection with the Company's comtemplated acquisitions of ten medical practice management companies amounted to $98,804 for the year ended May 31, 1999. Due to the length of this pending acquisition, the Company wrote off the entire costs to operations in May 2000.

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

         Options to purchase shares of common stock of 1,601,250 and 1,401,250 remain outstanding at May 31, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

     8.  Financial Instruments

         Financial instruments include cash, patient care receivables, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

NOTE C  - SALES OF NEW YORK CITY CENTERS

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

     A summary of the aggregate loss on the sales of the New York City centers during the fiscal year ended May 31,1999 is as follows:

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
                                                                      =========

NOTE D - COMMON STOCK

1. Issuance of Common Stock

     In July 1999, the Company issued 10,000 shares of Common Stock to Richards Healthcare Inc. in consideration of temporary employee services. These shares were valued at a price of $4.43 per share.

     During the fiscal year ended May 31, 2000, the Company issued 20,000 shares of Common Stock to Investec Ernst & Company in consideration of investment banking services. These shares were valued at a price of $2.00 per share.

     In February 2000, the Company issued 50,000 shares of Common Stock to Rush & Co. in a private placement. These shares were valued at an average price of $1.00 per share.

     In April 2000, the Company issued 50,000 shares of Common Stock to Washburn & Enright in consideration of consulting services outside of the United States. These shares were valued at a price of $1.50 per share.

     In May 2000, the Company issued 200,000 shares of Common Stock in a private placement to TTC Vermogensberatung A.G. at an offering price of $1.35 per share, with net proceeds to the Company of $1.00 per share.

     Through May 31, 2000 and 1999, the Company issued an aggregate of 7,500 and 46,242 shares, respectively, of Common Stock in exchange for legal services. The shares were valued at an average price of $2.00 and $3.02, per share, respectively.

     Through May 31, 2000 and 1999, the Company issued an aggregate of 25,000 and 28,708 shares, respectively, of Common Stock in exchange for consulting services. The shares were valued at an average price of $2.00 per share.

     During the fiscal year ended May 31, 1999, the Company issued 55,000 shares of Common Stock to NFC Service LTD at a price of $1.43 per share.

     During the fiscal  year ended May 31,  1999,  the  Company  issued  100,000 shares of Common Stock to NFC Service LTD as satisfaction for a loan made to the Company. These shares were valued at a price of $1.30 per share.

     In July 1998, the Company issued 400,000 shares of Common Stock in a private placement to "accredited investors" at an offering price of $2.30 per share, with net proceeds to the Company of $1.09 per share. Signature Equities Agency, G.m.b.H., served as placement agent in connection with the offering. The Company subsequently amended the agreement by increasing the Common Stock issued to 600,000 shares from 400,000 shares. The Company incurred expenses of $725,619 and received net proceeds of $654,380.

2. Consulting Agreements

     During the year ended May 31, 1999, the Company extended the expiration dates of 218,750 options issued in a prior year to consultants. The Company recorded consulting expense relating to such extension totaling approximately $82,000.

     In August 1997, Mr. Burton Dubbin terminated his employment with the Company and entered into a two-year consulting agreement at a fee of $150,000 per annum, plus 125,000 shares of Common Stock, of which 25,000 shares were immediately issuable and 5,000 shares are issuable monthly (in an aggregate amount not to exceed 100,000 shares) for the duration of Mr. Burton Dubbin's service with the Company. In addition, the Company amended the terms of the options, making such options immediately exercisable and extending the expiration date until 2007. In June 1998, the Company extended Mr. Burton Dubbin's consulting agreement until August 31, 2002. In addition, the Company granted Mr. Burton Dubbin options to purchase 500,000 shares of Common Stock at an exercise price of $2.17 per share and were exercisable six months from date of grant. As of May 31, 2000, these options have not been exercised. The Company recorded consulting expenses of approximately $925,000 and $517,000 in years 1999 and 2000,respectively relating to these options. During the fiscal year ended May 31, 1999, Mr. Burton Dubbin exercised options to acquire 100,000 shares of Common Stock. During the fiscal year ended May 31, 2000, the Company granted Mr. Burton Dubbin options to purchase 300,000 shares of Common Stock at an exercise price of $1.50 per share. Mr. Burton Dubbin exercised options to acquire 275,000 shares of Common Stock at $1.69 per share and 20,000 shares of Common Stock at $1.50 per share.

3. Options

     On September 1, 1998, the Company entered into an employment agreement with Mr. Simon Boltuch as its Chief Financial Officer for a three year term expiring on August 31, 2001 which provides for (i) an annual salary of $175,000 per year, (ii) performance bonus of up to $35,000 annually and
     (iii) annual options to acquire 20,000 shares of Common Stock at an exercise price equal to the fair market value of the shares on date of grant. In connection with his employment, the Company issued options to acquire 20,000 shares of Common Stock to Mr. Simon Boltuch at an exercise price of $2.00 per share and were exercisable on the one year anniversary from date of grant. All options will expire on the earlier of (i) 10 years from date of grant, (ii) 90 days after termination of employment for any reason other than cause, or (iii) immediately upon termination of employment for cause.

     In March 1999, Mr. Fredrick Veit, counsel to the Company, exercised options to acquire 15,000 shares of Common Stock. In August 1999, Mr. Veit exercised his options to acquire the remaining 2,500 shares of Common Stock.

     In July 1999, Mr. Fred Singer, Secretary of the Company, exercised options to acquire 5,000 shares of Common Stock. In April 2000, Mr. Singer had 10,000 options to purchase Common Stock expire.

     From September 1999 to February 2000, in order to provide the Company with working capital, Mr. Henry Dubbin, president, exercised options to acquire 350,000 shares of Common Stock. Mr. Henry Dubbin has remaining options to acquire 150,000 shares of Common Stock which expire on January 24, 2005.

     For the years ended May 31, 2000 and 1999, a summary of the status of stock options was as follows:

                                                                  2000                             1999
                                                      --------------------------            ----------------------
                                                                        Weighted-                        Weighted-
                                                        Number           average            Number        average
                                                          of            exercise              Of         exercise
                                                        shares            price             shares         price
                                                        ------            -----             ------         -----
         Outstanding - beginning of year              1,401,250         $2.29                936,250       $2.30
         Granted                                        862,500          1.50                580,000        2.15
         Exercised                                     (652,500)         1.77               (115,000)       1.69
         Expired                                        (10,000)         1.00                  --            --
                                                       ---------                           ---------
         Outstanding - end of year                     1,601,250         $2.08             1,401,250       $2.29
                                                       =========                           =========


     As of May 31, 2000, options to purchase 1,581,250 shares of Common Stock were exercisable, with a weighted-average exercise price of $2.08 per share.

     As of May 31, 1999, options to purchase 1,381,250 shares of Common Stock were exercisable, with a weighted-average exercise price of $2.29 per share.

     The following table summarizes option data as of May 31, 2000:

                             Weighted-average  Weighted-               Weighted-
     Range of                   remaining      average                 average
     exercise     Number       contractual     exercise   Number       exercise
     prices      outstanding     life           price    Exercisable    price
     ------      -----------     ----           -----    -----------    -----

  $1 to $1.99      802,500       4.17          $1.51      802,500      $1.51
  $2 to $3.50      648,750       3.60           2.27      628,750       2.27
 $3.51 to $5.00    150,000       1.00           4.38      150,000       4.38
                 ---------                              ---------
                 1,601,250                              1,581,250
                 =========                              =========


     The following table summarizes option data as of May 31, 1999:

                             Weighted-average  Weighted-               Weighted-
     Range of                   remaining      average                 average
     exercise     Number       contractual     exercise   Number       exercise
     prices      outstanding     life           price    Exercisable    price
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

     The Company utilized the Black-Scholes option pricing model to quantify the expense of options issued to nonemployees and the pro forma effects on net loss and net loss per share for the value of the options granted to employees during the fiscal years ended May 31, 2000 and 1999.

     The following assumptions were made in estimating fair value:

                                                            2000        1999
                                                            ----        ----
                 Risk-free interest rate                     6%          6%
                 Expected volatility                        42%         50%
                 Expected option life                       10 years    10 years


     Had compensation cost been determined under SFAS No. 123 for the years ended May 31, 2000 and 1999, net loss and net loss per share would have been increased as follows:

                                                        2000            1999
                                                        ----            ----
                 Net loss
                     As reported                    $(3,137,103)   $(3,396,097)
                     Pro forma for stock options    $(3,362,103)   $(3,483,097
                 Net loss per share
                     As reported                          $(.52)         $(.65)
                     Pro forma for stock options          $(.55)         $(.67)

4. Stock Option Plan

     The Company has a Performance Equity Plan (the "Plan") under which it may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards to purchase up to 600,000 shares of common stock to officers, directors, key employees and consultants. The Company may not grant any options with a purchase price less than fair market value of common stock as of the date of the grant. Through May 31, 2000, the Company had not granted any options under the Plan.

5. Reserved Shares

     As of May 31, 2000, the Company has reserved the following shares of common stock:

              Options                                         1,601,250
              Plan                                              600,000
                                                              ---------
                                                              2,201,250
                                                              =========

NOTE E - INVESTMENT IN GOLD ORE

     As of May 31, 2000 and 1999, investment in gold ore is as follows:


              Investment in gold ore                        $ 4,994,214
              Allowance for impairment                       (3,000,000)
                                                            -----------
                                                            $ 1,994,214
                                                           ============

     As of May 31, 1998, the Company (i) has unsuccessfully attempted to sell the gold ore, (ii) does not have the resources to commence the mining of the gold ore; and (iii) focuses in medical and related areas, and, therefore, the Company has provided a write-down for impairment of the investment in gold ore of $3,000,000.


NOTE F - FIXED ASSETS

     As of May 31, 2000 and 1999, fixed assets consisted of the following:

                                                     2000                1999
                                                     ----                ----
       Office equipment and furniture               $26,483             $28,727
       Less accumulated depreciation
           and amortization                          24,521              17,901
                                                     ------             -------
                                                    $ 1,962            $ 10,826
                                                     ======             =======

     For the years ended May 31, 2000 and 1999, depreciation expense was $6,620 and $64,154, respectively.


NOTE G - INCOME TAXES

     For the years ended May 31, 2000 and 1999, the tax effects of timing differences which gave rise to deferred income taxes were as follows:

                                                   2000                 1999
                                                   ----                 ----
         Net operating loss
             carryforwards                      $   780,000             708,573
         Cash basis                                  58,000             336,187
         Less valuation allowance                  (838,000)         (1,044,760)
                                                -----------         -----------
                                                $    --             $    --
                                                ===========         ===========

     As of May 31, 2000 and 1999, the tax effects of the components of deferred income tax payable were as follows:

                                                   2000                1999
                                                   ----                ----
         Allowance for impairment
             of gold ore                        $ 1,324,000         $ 1,324,000
         Net operating loss carryforwards         2,864,000           2,084,573
         Cash basis                                 394,000             336,187
         Less valuation allowance                (4,582,000)         (3,744,760)
                                                -----------         -----------
                                                $    --             $    --
                                                ===========         ===========

     The following is a reconciliation of income tax benefit computed at the 34% statutory rate to the provision for income taxes:

                                                    2000                1999
                                                    ----                ----
           Tax at statutory rate                $ 1,067,000         $ 1,154,673
           State income tax                         314,000             314,610
           Valuation allowance                   (1,381,000)         (1,494,283)
                                                ------------        -----------
                                                $    --             $    --
                                                ===========         ===========

     As of May 31, 2000, realization of the Company's deferred tax assets of $4,582,000 resulting primarily from impairment of gold ore and net operating loss carryforwards, is not considered more likely than not, and accordingly, a valuation allowance of $4,582,000 has been established.

     As of May 31, 2000, the Company had net operating loss carryforwards of approximately $6,849,000 to reduce future Federal taxable income, expiring during various years through May 31, 2019. The Company's ability to utilize net operating losses may be limited pursuant to Internal Revenue Code
     Section 382.

NOTE H - COMMITMENTS AND CONTINGENCIES

1. Leases

     The Company is committed to a noncancellable lease for a physical care center through November 2001, requiring minimum rents, plus additional rent for increases in real estate taxes and operating expenses.

     As of May 31, 2000, the future minimum aggregate annual payments are as follows:

             Year ending  May 31,

                  2001                                           30,720
                  2002                                           15,360
                                                                -------
                                                                $46,080
                                                                =======

     For the years ended May 31, 2000 and 1999, rent expense was $30,720 and $64,868, respectively.

2. Insurance

     The Company has professional liability insurance for medical malpractice liabilities, which may arise in the normal course of business.


NOTE I  - RELATED PARTY TRANSACTIONS

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

NOTE J - SUBSEQUENT EVENTS

     In June 2000, the Company entered into a consulting agreement with American Financial Communications, Inc. (AFC) for a six month period. AFC will act as a public and financial relations advisor and consultant to the Company. AFC received 50,000 shares of the Company's Common Stock. These shares are "restricted securities" within the meaning of Rule 144 under the Securities Act.

     In June 2000, the Company entered into a consulting agreement with EBI Securities Corporation (EBI) for a one year term. EBI will act as a public relations advisor and consultant to the Company. EBI received options to acquire 25,000 shares of the Company's Common Stock at $1.75 per share and 25,000 shares of the Company's Common Stock at $2.00 per share.

     In July 2000, the Company entered into a consulting agreement with Timothy Stoakes for a one year term. Mr. Stoakes will act as a public relations advisor and consultant to the Company outside the United States. Mr. Stoakes received options to acquire 150,000 shares of the Company's Common Stock at $0.60 per share.

     In July 2000, the Company entered into a consulting agreement with The Titan Group LLC (Titan) for a one year term. Titan will provide consulting and advisory services relating to business management and marketing. Titan received options to acquire 100,000 shares of the Company's Common Stock at $0.60 per share, 50,000 shares of the Company's Common Stock at $2.25 per share, 50,000 shares of the Company's Common Stock at $3.00 per share and an additional 50,000 shares with an exercise price of $6.00 per share. The options will expire on July 1, 2002.