Form 10QSB
period 2000-08-31
OAK TREE MEDICAL SYSTEMS INC
filed 2000-10-16
CIK 799426

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

                For the quarterly period ended August 31, 2000

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

                               1725 TENBROECK AVENUE
                               BRONX, NEW YORK 10461
                    (Address of principal executive offices)

                                 (718) 828-6996
                (Issuer's telephone number, including area code)

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

Common Stock, $.01 par value                            6,703,803 shares
            Class                              Outstanding at October 16, 2000

Transitional Small Business Disclosure Format (check one):

                       YES ___           NO _X_

================================================================================

                 Oak Tree Medical Systems, Inc. and Subsidiaries

                                      Index

Part I FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet as of August 31, 2000 and May 31, 2000

             Consolidated Statement of Operations for the three months ended August 31, 2000 and 1999

             Consolidated Statement of Stockholders' Equity for the three months ended August 31, 2000

             Consolidated Statement of Cash Flows for the three months ended August 31, 2000 and 1999

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders
     Item 5. Other Information
     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                  August 31, 2000    May 31, 2000
                                                                  ---------------    ------------
             ASSETS

Current Assets
  Cash                                                              $    8,470       $  145,369
  Patient care receivables                                                  -            20,000
  Other current assets                                                     500           13,500
-------------------------------------------------------------------------------------------------
Total Current Assets                                                     8,970          178,869

Other Assets
  Investment in gold ore                                             1,994,214        1,994,214
  Fixed assets                                                              -             1,962
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $2,003,184       $2,175,045
=================================================================================================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                                 894,799             914,868
-------------------------------------------------------------------------------------------------

Total Current Liabilities                                             894,799             914,868

Stockholders' Equity
  Common stock,  $.01 par value,  25,000,000  shares
    authorized,  6,703,803 and 6,617,703  shares issued
    and outstanding  as of August 31, 2000 and May 31, 2000,
    respectively                                                        67,037              66,176
  Additional paid-in-capital                                        17,719,748          17,511,404
  Deficit                                                          (16,678,400)        (16,317,403)
--------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                           1,108,385           1,260,177
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                          $2,003,184          $2,175,045
==================================================================================================

                 See notes to consolidated financial statements.

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                      For the Three Months
                                                         Ended August 31,
                                                 -------------------------------
                                                      2000              1999
                                                      ----              ----
REVENUE
     Net patient services                        $      --         $    58,946
--------------------------------------------------------------------------------


EXPENSES
     Costs of patient services                           --             23,071
     Selling, general and administrative             188,997           259,542
     Consulting                                      172,000            52,500
     Depreciation and Amortization                       --              1,655
--------------------------------------------------------------------------------
TOTAL EXPENSES                                       360,997           336,768
--------------------------------------------------------------------------------

NET LOSS                                           ($360,997)        ($277,822)
================================================================================

NET LOSS PER COMMON SHARE                           ($  0.05)         ($  0.05)
================================================================================

Weighted average number of common and
common equivalent shares outstanding                6,677,419        5,725,453
================================================================================

                 See notes to consolidated financial statements.

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended August 31, 2000
                                   (Unaudited)


                                                                                                   Total
                                        Common Stock            Additional                     Stockholders'
                                    Shares       Amount       Paid-in-Capital    Deficit           Equity
=================================================================================================================================
BALANCE MAY 31, 2000                6,617,703    $66,176        $17,511,404     ($16,317,403)   $1,260,177

Sale of common stock                   61,100        611             94,094                         94,705

Issuance of shares for services        25,000        250             34,250                         34,500

Issuance of stock options
     to consultants                                                  80,000                         80,000

Net Loss                                                                            (360,997)     (360,997)

=================================================================================================================================
BALANCE AUGUST 31, 2000             6,703,803    $67,037        $17,719,748     ($16,678,400)   $1,108,385
=================================================================================================================================

                 See notes to consolidated financial statements.

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                         For the Three Months
                                                                           Ended August 31,
                                                                     -----------------------------
                                                                          2000               1999
                                                                          ----               ----
OPERATING ACTIVITIES
   Net Loss                                                             ($360,997)         ($277,822)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
         Depreciation and Amortization                                         --              1,655
         Common stock and options
            issued for services                                           114,500             44,313
         Increase (decrease) in cash from
            Patient care receivables                                       20,000             11,258
            Other current assets                                           13,000              3,144
            Accounts payable and accrued payable                          (20,069)           109,814
-----------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES:                                   (233,566)          (107,638)
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      Deferred acquisition costs                                               --           (215,000)
      Proceeds from sale of fixed assets                                    1,962                 --
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:                        1,962           (215,000)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                  94,705             436,049
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                 94,705             436,049
------------------------------------------------------------------------------------------------------

NET INCREASE ( DECREASE) IN CASH                                         (136,899)            113,411

CASH - Beginning of Period                                                145,369             121,477
------------------------------------------------------------------------------------------------------
CASH - End of Period                                                     $  8,470            $234,888
======================================================================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest Expense Paid                                                       $0                  $0
======================================================================================================

                 See notes to consolidated financial statements.

                     OAK TREE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   OPERATIONS

     Oak Tree Medical Systems, Inc., a Delaware corporation, and its subsidiaries (the "Company") have closed their one medical facility in New York City as of May 31, 2000. The Company has no operating revenue for the current quarter.

2.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include all the accounts of Oak Tree Medical Systems, Inc. and its wholly-owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity over which the Company exercises significant influence and control. All material intercompany balances and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000.

3.   LIQUIDITY

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as going concern. The Company has incurred substantial losses in 2000 and 1999, used cash from operating activities in 2000 and 1999, and has negative working capital at August 31, 2000.

      The Company has funded its capital requirements from operating cash flow, sales of equity securities and the issuance of equity securities in exchange for services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company's President has agreed to personally support the Company's cash requirements to meet its current obligations through September 1, 2001 and fund future operations. The Company believes that its ability to raise private equity and support from the Company's President will provide sufficient liquidity to fund current operations.

4.    COMMON STOCK

     During July 2000, the Company closed an offshore placement of 61,100 shares of the Company's common stock, for aggregate purchase prices of $94,705. The Company incurred expenses of $32,383 in connection with such placement, resulting in net proceeds of $62,322.

         In June 2000, the Company entered into a consulting agreement with American Financial Communications, Inc. (AFC) for a six month period. AFC will act as a public and financial relations advisor and consultant to the Company. AFC received 25,000 shares of the Company's common stock. These shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act") and were valued at a price of $ 1.38 per share.

5.   CONSULTING AGREEMENTS

     In June 2000, the Company entered into a consulting agreement with EBI Securities Corporation (EBI) for a one year term. EBI will act as a public relations advisor and consultant to the Company. EBI received options to acquire 25,000 shares of the Company's common stock with an exercise price of $1.75 per share and 25,000 shares of the Company's common stock with an exercise price of $2.00 per share.

     In July 2000, the Company entered into a consulting agreement with Timothy (Stoakes) for a one year term. Stoakes will act as a public relations advisor and consultant to the Company outside the United States. Stoakes received options to acquire 150,000 shares of the Company's common stock with an exercise price of $0.60 per share.

     In July 2000, the Company entered into a consulting agreement with The Group LLC (Titan) for a one year term. Titan will provide consulting and advisory services relating to business management and marketing. Titan received options to acquire 70,000 shares of the Company's common stock with an exercise price of $0.60 per share , 50,000 shares of the Company's common stock with an exercise price of $2.25 per share, 50,000 shares of the Company's Common Stock with an exercise price of $3.00 per share and an additional 50,000 shares with an exercise price of $6.00 per share. These options will expire on July 1,2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         The Company is engaged in the business of operating and managing physical therapy care centers. As of May 31,2000, the Company closed the one remaining facility which was acquired in October 1996 because the cash flows from this facility was insufficient to support its operations.

     In September 1997, the Company entered into a letter of intent, subsequently amended in December 1997, for the acquisition of the management and certain assets of medical practices and MRI facilities located in the greater New York metropolitan area. In July 1999, the Company entered into definitive written agreements to complete the acquisition which as of May 31, 2000, included approximately 41 medical practices and MRI facilities located in the greater New York metropolitan area. Collectively, the centers had revenues of approximately $66 million and estimated earnings before interest, taxes, depreciation and amortization of approximately $27 million in calendar year 1998(subject to audit). The Company intends to finance the pending acquisition through issuance of debt and equity securities of the Company, which, if consummated, will result in a substantial change to the Company's current debt and equity structure. Although the agreements by their terms may be currently terminated by either the Company or the sellers upon written notice, no such notice has been delivered by any of the parties and they are continuing to attempt to satisfy their various conditions to closing. There can be no assurance, however, that the Company will successfully meet its obligations of raising capital to complete the acquisition or that all the other conditions to the closing of the transaction will be met.

         RESULTS OF OPERATIONS

Three months ended August 31, 2000 compared to three months ended August 31, 1999.

         Patient revenues decreased by 100% from $58,946 for the three months ended August 31, 1999 (the "2000 First Quarter") to $0 for the three months ended August 31, 2000 (the "2001 First Quarter"). This reduction in revenue was attributable to the Company's closing of its one remaining facility as of May 31, 2000.

     Total expenses increased by 7.19% from $336,768 in the 2000 First Quarter to $360,997 for the 2001 First Quarter. Cost of patient services decreased from $23,071 to $0 due to the closing of the one remaining medical facility. Selling, general and administrative expenses decreased from $259,542 to $188,997 or 27.2% due to reductions in legal and accounting expenses. Consulting expenses increased from $52,500 to $172,000 or 228.6% due to a Black Scholes stock option adjustment in the 2001 First Quarter. The above factors contributed to a net loss of $360,997 ($0.05 per share) for the 2001 First Quarter as compared to a net loss of $277,822 ($0.05 per share) for the 2000 First Quarter.

         LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its capital requirements from operating cash flow, sales of equity securities and the issuance of equity securities in exchange for services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company's President has agreed to personally support the Company's cash requirements to meet its current obligations through September 1, 2001 and fund future operations. The Company believes that its ability to raise private equity and support from the Company's President will provide sufficient liquidity to fund current operations.

                  In May 1993, the Company acquired 50,000 tons of gold ore from Nevada Minerals Corporation in exchange for the issuance of 1,350,000 shares of the Company's common stock. The ore was appraised as having a value of $5,000,000. The Company subsequently formed a wholly-owned subsidiary, Aurum Mining Corporation, with the gold ore as its only asset. In June 1995, the Company exchanged the stock of Aurum for 6,000,000 shares of common stock of Accord Futronics Corp ("Accord"). The Company had the right to receive a royalty of 12.5% of the net mining proceeds from the processing of the ore transferred to Accord. In November 1997, the Company returned the 6,000,000 shares of Accord common stock in exchange for 100% of Aurum, because Accord had not commenced and did not anticipate commencing mining operations and the Company desired to take action to realize the value of the gold ore.

         As of August 31, 2000, the Company (i) had been unsuccessful in its attempts to sell the gold ore and (ii) did not have the capability or the resources to commence the mining of the gold ore. For those reasons, and due to the absence of current financial and other information for Accord, the Company wrote down the value of its investment in the gold ore by $3,000,000 (from $4,994,214 to $1,994,214) during the fiscal year ended May 31, 1998. The Company intends to continue its attempt to sell the gold ore and anticipates a sale in the near future, although there can be no assurance that it will be successful in doing so.

         During July 2000, the Company closed an offshore placement of 61,100 shares of the Company's common stock, for aggregate purchase prices of $94,705. The Company incurred expenses of $32,383 in connection with such placement, resulting in net proceeds of $62,322.

         In June 2000, the Company entered into a consulting agreement with American Financial Communications, Inc. (AFC) for a six month period. AFC will act as a public and financial relations advisor and consultant to the Company. AFC received 25,000 shares of the Company's common stock. These shares are "restricted securities" within the meaning of Rule 144 under the Securities Act and were valued at a price of $ 1.38 per share.

         Working capital decreased from ($735,999) as of May 31, 2000 to ($885,829) as of August 31, 2000, as a result of continued operating costs with no operating income partially offset by an offshore placement.

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

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on September 15, 2000. The matter submitted to a vote of the Company's stockholders was the election of five directors of the Company's Board of Directors.

         The Company's stockholders elected Messrs. Henry Dubbin, Fred L. Singer, Jerry D. Klepner, Maxwell M. Rabb and Scott Rosenblum to the Company's Board of Directors, to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

  Mr. Henry Dubbin

   Voted For.................................................5,100,067
   Voted Against ...........................................         0
   Authority Withheld .......................................   21,165
   Abstained ................................................        0
   Broker non-votes .........................................        0

  Mr. Fred L. Singer

   Voted For.................................................5,114,982
   Voted Against ...........................................         0
   Authority Withheld .......................................    6,250
   Abstained ................................................        0
   Broker non-votes .........................................        0

  Mr. Jerry D. Kleppner

   Voted For ................................................5,115,232
   Voted Against ...........................................         0
   Authority Withheld .......................................    6,000
   Abstained ................................................        0
   Broker non-votes .........................................        0

  Mr. Maxwell M. Rabb

   Voted For ................................................5,114,632
   Voted Against ...........................................         0
   Authority Withheld .......................................    6,600
   Abstained ................................................        0
   Broker non-votes .........................................        0

  Mr. Scott S. Rosenblum

   Voted For ................................................5,115,232
   Voted Against ...........................................         0
   Authority Withheld .......................................    6,000
   Abstained ................................................        0
   Broker non-votes .........................................        0

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


 Dated: October 16, 2000                 OAK TREE MEDICAL SYSTEMS, INC.



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