Form 10QSB
period 2000-11-30
OAK TREE MEDICAL SYSTEMS INC
filed 2001-01-16
CIK 799426

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

                For the quarterly period ended November 30, 2000
                                       OR

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

                               375 PASSAIC AVENUE
                           FAIRFIELD, NEW JERSEY 07004
                    (Address of principal executive offices)

                                 (973)- 439-1911
                (Issuer's telephone number, including area code)

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

Common Stock, $.01 par value                            7,116,403 shares
            Class                              Outstanding at January 16, 2001
 2001
Transitional Small Business Disclosure Format (check one):

                       YES ___           NO _X_

================================================================================

                 Oak Tree Medical Systems, Inc. and Subsidiaries

                                      Index


Part I FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet as of November 30, 2000 and May 31, 2000

             Consolidated Statement of Operations for the three and six months ended November 30, 2000 and 1999

             Consolidated Statement of Stockholders' Equity for the six months ended November 30, 2000

             Consolidated Statement of Cash Flows for the six months ended November 30, 2000 and 1999

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

     Item 5. Other Information
     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)

                                              November 30, 2000    May 31, 2000
                                              -----------------    ------------
          ASSETS

Current Assets
  Cash                                             $   14,835       $  145,369
  Patient care receivables                                 -            20,000
  Other current assets                                    500           13,500
--------------------------------------------------------------------------------
Total Current Assets                                   15,335          178,869

Other Assets
  Investment in gold ore                            1,994,214        1,994,214
  Fixed assets                                             -             1,962
================================================================================
TOTAL ASSETS                                       $2,009,549       $2,175,045
================================================================================


                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                                   (Continued)


                                                                  November 30, 2000     May 31, 2000
                                                                  -----------------     ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                                  814,389             914,868
- ------------------------------------------------------------------------------------------------
Total Current Liabilities                                              814,389             914,868

Stockholders' Equity
  Common stock,  $.01 par value,  25,000,000  shares
  authorized,  6,841,803 and 6,617,703  shares issued and
  outstanding as of November 30, 2000 and May 31, 2000,
  respectively                                                          68,417              66,176
  Additional paid-in-capital                                        18,113,368          17,511,404
  Deficit                                                          (16,986,625)        (16,317,403)
--------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                           1,195,160           1,260,177
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                          $2,009,549          $2,175,045
==================================================================================================

                 See notes to consolidated financial statements


                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                      For the Three Months          For the Six Months
                                                       Ended November 30,           Ended November 30,
                                                      2000              1999      2000              1999
                                                      ----              ----      ----              ----
REVENUE
     Net patient services                        $     --         $     59,628     $    --       $  118,574
------------------------------------------------------------------------------------------------------------
EXPENSES
     Costs of patient services                          --              64,368          --           87,439
     Selling, general and administrative             ( 6,776)          279,570        182,222       456,612
     Consulting                                      315,000            52,500        487,000       187,500
     Depreciation and Amortization                      --               1,655          --            3,310
------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                       308,224           398,093        669,222       734,861
------------------------------------------------------------------------------------------------------------
NET LOSS                                           ($308,224)        ($338,465)     ($669,222)    ($616,287)
============================================================================================================
NET LOSS PER COMMON SHARE                           ($  0.05)         ($  0.06)      ($  0.10)     ($0.11)
============================================================================================================

Weighted average number of common and
common equivalent shares outstanding                6,708,403        5,998,044      6,694,732     5,862,243
============================================================================================================

                 See notes to consolidated financial statements


                 Oak Tree Medical Systems, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Six months ended November 30, 2000

                                                                                               (Unaudited)
                                                                                                  Total
                                        Common Stock            Additional                     Stockholders'
                                    Shares       Amount       Paid-in-Capital    Deficit          Equity
============================================================================================================
BALANCE MAY 31, 2000                6,617,703    $66,176        $17,511,404     ($16,317,403)   $1,260,177

Sale of common stock                   99,100        991            119,714                        120,705

Issuance of shares for services        25,000        250             34,250                         34,500

Exercise of stock options             100,000      1,000             68,000                         69,000

Issuance of stock options
     to consultants                                                 380,000                        380,000

Net Loss                                                                            (669,222)     (669,222)

===========================================================================================================
BALANCE November 30,2000            6,841,803    $68,417        $18,113,368     ($16,986,625)   $1,195,160
===========================================================================================================

                 See notes to consolidated financial statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                           For the Six Months
                                                                           Ended November 30,
                                                                       --------------------------
                                                                          2000               1999
                                                                          ----               ----
OPERATING ACTIVITIES
   Net Loss                                                             ($669,222)         ($616,287)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
         Depreciation and Amortization                                         --              3,310
         Common stock and options
            issued for services                                           414,500            144,313
         Increase (decrease) in cash from
            Patient care receivables                                       20,000              7,008
            Other current assets                                           13,000              3,394
            Accounts payable and accrued payable                         (100,479)            (6,707)
-----------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES:                                   (322,201)          (464,969)
-----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
      Deferred acquisition costs                                               --           (452,000)
      Proceeds from sale of fixed assets                                    1,962                --
---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:                        1,962           (452,000)
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 189,705            832,169
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                189,705            832,169
-----------------------------------------------------------------------------------------------------
NET INCREASE ( DECREASE) IN CASH                                         (130,534)           (84,800)

CASH - Beginning of Period                                                145,369            121,477
-----------------------------------------------------------------------------------------------------
CASH - End of Period                                                     $ 14,835             36,677
=====================================================================================================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest Expense Paid                                                       $0                 $0
======================================================================================================

                 See notes to consolidated financial statements

                     OAK TREE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   OPERATIONS

     Oak Tree Medical Systems, Inc., a Delaware corporation, and its subsidiaries (the "Company") as of May 31,2000, have closed their one medical facility in New York City. The Company has no operating revenue for the current quarter.

2.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include all the accounts of Oak Tree Medical Systems, Inc. and its wholly-owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity over which the Company exercises significant influence and control. All material intercompany balances and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included. Operating results for the six months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000.

3.   LIQUIDITY

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as going concern. The Company has incurred substantial losses in 2000 and 1999, used cash from operating activities in 2000 and 1999, and has negative working capital at November 30, 2000.

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

4.    COMMON STOCK

      During July 2000, the Company closed an offshore placement of 61,100 shares of common stock, for aggregate purchase prices of $94,705. The Company incurred expenses of $32,383 in connection with such placement, resulting in net proceeds of $62,322.

      In June 2000, the Company entered into a consulting agreement with American Financial Communications, Inc. (AFC) for a six month period. AFC will act as a public and financial relations advisor and consultant to the Company. AFC received 25,000 shares of the Company's Common Stock. These shares are " restricted securities " within the meaning of Rule 144 under the Securities Act and were valued at a price of $ 1.38 per share.

     In October 2000, Mr. Timothy Stoakes, consultant to the Company, exercised options to acquire 100,000 shares of Common Stock at $0.69 per share.

     During November 2000, the Company issued 38,000 shares of Common Stock to Sokol & Stoakley in a private placement. These shares were valued at an average price of $ 0.68 per share.

     In November 2000, the Company completed a registration of 1,844,600 shares of its common stock to be issued to Employees, Directors and Consultants for services provided.

5.   CONSULTING AGREEMENTS AND OPTION GRANTS

     In June 2000, the Company entered into a consulting agreement with EBI Securities Corporation (EBI) for a one year term. EBI will act as a public relations advisor and consultant to the Company. EBI received options to acquire 25,000 shares of the Company's Common Stock at $1.75 per share and 25,000 shares of the Company's Common Stock at $2.00 per share.

     In July 2000, the Company entered into a consulting agreement with Timothy Stoakes ( Stoakes) for a one year term. Stoakes will act as a public relations advisor and consultant to the Company outside the United States. Stoakes received options to acquire 150,000 shares of the Company's Common Stock at $0.60 per share.

     In July 2000, the Company entered into a consulting agreement with The Titan Group LLC ( Titan) for a one year term. Titan will provide consulting and advisory services relating to business management and marketing. Titan received options to acquire 1000,000 shares of the Company's Common Stock at $0.60 per share 50,000 shares of the Company's Common Stock at $2.25 per share, 50,000 shares of the Company's Common Stock at $3.00 per share and an additional 50,000 shares with an exercise price of $6.00 per share. The options may not be exercised after July 1,2002.

     In October 2000, the Company agreed to issue to Mr. Burton Dubbin registered trading shares at the current market value of $ 0.68 per share in lieu of his monthly cash consulting fee of $ 12,500. This Agreement was for the ensuing twelve months ended August 2001 and covered 219,600 shares of Common Stock. There have been no shares delivered as of November 30, 2000. In December 2000, Mr. Dubbin received 50,000 shares of Common Stock. In January 2001, the Company due to current market conditions delivered to Mr. Burton Dubbin the remaining 169,600 shares of Common Stock.

     In December 2000, the Company issued to Washburn & Enright 45,000 shares of Common Stock in consideration of past consulting services. These shares were valued at a price of $ 0.68 per share.

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

         As previously reported, the Company entered into definitive written agreements for the acquisition of the management and certain assets of 41 medical practices and MRI facilities located in the greater New York metropolitan area. Based on current market conditions, the Company is not currently proceeding with the proposed transaction.

         In December 2000, the Company entered into a letter of intent to acquire a controlling interest in Everfill Inc. a provider of e-commerce fulfillment to the long-term health care industry. Everfill Inc. sells pharmaceuticals and over-the-counter products to home health agencies,managed care organizations and assisted living facilities. Everfill Inc. enables e-commerce based ordering by its customers from its automated pharmacies and warehouse operations. There can be no assurance, however, that the Company will successfully meet its obligations of raising capital to complete the acquisition or that all the other conditions to the closing of the transaction will be met. If the Company has not obtained financing by January 19, 2001, either party upon written notice can terminate this Agreement.

         RESULTS OF OPERATIONS

Six months  ended  November 30, 2000  compared to Six months ended  November 30,
1999.

         Patient revenues decreased by 100% from $118,574 for the six months ended November 30, 1999 (the "2000 Six MOnths") to $0 for the six months ended November 30, 2000 (the "2001 Six Months"). This reduction in revenue was attributable to the Company's closing of its one remaining facility as of May 31,2000.

         Total expenses decreased by 8.9% from $734,861 in the 2000 Six Months to $669,222 for the 2001 Six Months. Cost of patient services decreased from $87,439 to $0 due to the closing of the one remaining medical facility. Selling, general and administrative decreased from $456,612 to $182,222 or 60.1% due to reductions in legal and accounting expenses. Consulting expenses increased from $187,500 to $487,000 or 159.7% due to a Black Scholes stock option adjustment of $300,000 during the 2001 Six Months. The above factors contributed to a net loss of $669,222 ($0.10 per share) for the 2001 Six Months as compared to a net loss of $616,287 ($0.11 per share) for the 2000 Six Months.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its capital requirements from operating cash flow, sales of equity securities and the issuance of equity securities in exchange for services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, , the Company's President has agreed to personally support the Company's cash requirements to meet its current obligations through September 1, 2001 and fund future operations. The Company believes that its ability to raise private equity and support from the Company's President will provide sufficient liquidity to fund current operations.

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

         As of November 30, 2000, the Company (i) had been unsuccessful in its attempts to sell the gold ore and (ii) did not have the capability or the resources to commence the mining of the gold ore. For those reasons, and due to the absence of current financial and other information for Accord, the Company wrote down the value of its investment in the gold ore by $3,000,000 (from $4,994,214 to $1,994,214) during the fiscal year ended May 31, 1998. The Company intends to continue its attempt to sell the gold ore and anticipates a sale in the near future, although there can be no assurance that it will be successful in doing so.

         During July 2000, the Company closed an offshore placement of 61,100 shares of common stock, for aggregate purchase prices of $94,705. The Company incurred expenses of $32,383 in connection with such placement, resulting in net proceeds of $62,322.

      In June 2000, the Company entered into a consulting agreement with American Financial Communications, Inc. (AFC) for a six month period. AFC will act as a public and financial relations advisor and consultant to the Company. AFC received 25,000 shares of the Company's Common Stock. These shares are " restricted securities " within the meaning of Rule 144 under the Securities Act and were valued at a price of $ 1.38 per share.

             In October 2000, Mr. Timothy Stoakes, consultant to the Company, exercised options to acquire 100,000 shares of Common Stock at $0.69 per share.

     During November 2000, the Company issued 38,000 shares of Common Stock to Sokol & Stoakley in a private placement. These shares were valued at an average price of $ 0.68 per share.

         Working capital decreased from ($735,999) as of May 31, 2000 to ($799,054) as of November 30, 2000, as a result of continued operating costs with no operating income partially offset by an offshore and private placements.

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


 Dated: January 16, 2001                 OAK TREE MEDICAL SYSTEMS, INC.



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