Form 10QSB
period 2001-02-28
OAK TREE MEDICAL SYSTEMS INC
filed 2001-04-16
CIK 799426

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
      __________.


                        Commission file number 033-91432


                         OAK TREE MEDICAL SYSTEMS, INC.
                         ------------------------------

      (Exact name of small business issuer as specified in its charter)

           Delaware                                              020401674
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

                  2797 Ocean Parkway, Brooklyn, New York 11235
                  --------------------------------------------
                    (Address of principal executive offices)

                                  718-769-6042
                           (Issuer's telephone number)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No _____
    -------


Number of shares of common stock outstanding as of April 13, 2001:  7,285,263
Transitional Small Business Disclosure Format (check one):  Yes____    No  X

                                      INDEX

                                                                            Page
                                                                            ----

PART I--  FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

      Consolidated Balance Sheets
      as of February 28, 2001 and May 31, 2000                                3

      Consolidated Statements of Operations for
      the three months ended February 28, 2001 and
      2000 and for the nine months ended February 28, 2000
      and 2001                                                                4

      Consolidated Statements of Stockholders' Equity for the
      nine months ended February 28, 2001                                     5

      Consolidated Statements of Cash Flows
      for the nine months ended February 28, 2001 and 2000                    6

      Notes to Consolidated Financial Statements                              7

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations                  9

PART II-- OTHER INFORMATION

Item 1.Legal Matters                                                         10

Item 2.Changes in Securities and Use of Proceeds                             10

Item 4.Submission of Matters to a Vote of Security Holders                   10

Item 5.Other Information                                                     10

Item 6.Exhibits and Reports on Form 8-K                                      11

SIGNATURES                                                                   12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             February  28, 2001          May 31, 2000
                                                             ------------------          ------------
                          ASSETS
                                           CURRENT ASSETS:
Cash                                                               13,406                $    145,369
Patient care receivables                                             --                        20,000
Other current assets                                                  500                      13,500
                                                             ------------                ------------
                                                                   13,906                     178,869
                                             OTHER ASSETS:
Investment in gold ore                                               --
                                                                                            1,994,214
Fixed assets                                                         --                         1,962
                                                            -------------                ------------
                                                             $     13,906                $  2,175,045
                                                            =============                ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
                                     CURRENT LIABILITIES -
Accounts payable and accrued expenses                        $    742,867                $    914,868
Loan from Stockholder                                              13,059                        --
                                                             ------------                ------------
                                                                  755,926                     914,868
                                                             ------------                ------------
                                     STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 25,000,000 shares
authorized, 7,285,263 and 6,617,703 shares issued and
outstanding as of February 28, 2001 and May 31, 2000,
respectively                                                       73,352                      66,176
Additional paid-in capital                                     18,241,433                  17,511,404
Deficit                                                       (19,056,805)                (16,317,403)
                                                             ------------                ------------
Total Stockholders' Equity                                       (742,020)                  1,260,177
                                                             ------------                ------------
                                                             $     13,906                $  2,175,045
                                                             ============                ============

See notes to consolidated financial statements.


                       OAK TREE MEDICAL SYSTEMS, NC. AND
                                  SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                                   (Unaudited)

                                      Three                           Nine
                                      Months                          Months
                                      Ended                           Ended
                                     February                        February
                                       28,                              28,
                                   ----------------------------------------------------------
                                        2001          2000             2001          2000
                                   ----------------------------------------------------------
                           REVENUE
Net patient services                 $      --      $    52,636     $     --      $   171,210

            EXPENSES (RECOVERIES):
Costs of patient services                   --           43,003           --          130,442
Selling, general and                     (72,491)       665,691        109,732      1,309,803
administrative
Depreciation and amortization              1,962          1,655          1,962          4,965
Consulting                               146,494                       633,494
Write down on investment
                                       1,994,214           --        1,994,214           --
                                       ---------   ------------      ---------    -----------
                                       2,070,179        710,349      2,739,402      1,445,210
                                       ---------   ------------      ---------    -----------
                          NET LOSS
                                     $(2,070,179    $  (657,713)   $(2,739,402    $(1,274,000)
                                     ===========    ===========    ===========    ===========
       NET LOSS PER COMMON SHARE -
                 BASIC AND DILUTED   $     (0.29)   $     (0.11)   $     (0.39)   $     (0.21)
                                     ===========    ===========    ===========    ===========
        WEIGHTED AVERAGE NUMBER OF
      COMMON AND COMMON EQUIVALENT     7,132,261      6,194,681      7,031,685      5,964,891
                SHARES OUTSTANDING   ===========    ===========    ===========    ===========


See notes to consolidated financial statements.


                            OAK TREE MEDICAL SYSTEMS,
                              INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
                           NINE MONTHS ENDED FEBRUARY
                                    28, 2001
                                   (Unaudited)

                                    Common                                                     Total
                                    Stock                       Additional                  Stockholders'
                                    Shares      Amount        Paid-in-Capital   Deficit        Equity
                                -------------------------------------------------------------------------

       BALANCE, MAY 31, 2000      6,617,703   $     66,176   $ 17,511,404    $(16,317,403)   $  1,260,177

Sale of common stock                 99,100            991        119,714                         120,705
Issuance of shares for              468,460          5,185        162,315                         167,500
services
Stock options issued for            100,000          1,000         68,000                          69,000
services
Issuance of stock options
  to consultants                       --             --          380,000                         380,000
Net loss                               --             --       (2,739,402)     (2,739,402)
  BALANCE, FEBRUARY 28, 2001      7,285,263         73,352     18,241,433     (19,056,805)       (742,020)


See notes to consolidated financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine
                                                      Months
                                                       Ended
                                                     February
                                                        28,
                                                   ----------------------------
                                                       2001            2000
                                                   ----------------------------
                          OPERATING ACTIVITIES:
Net loss
                                                    $(2,739,402)   $(1,274,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Write down on investment                           1,994,214           --
Depreciation and amortization                             1,962          4,965
Common stock issued for services                        547,500        149,313
Stock options issued for services                          --          450,000
Increase (decrease) in cash from:
Patient care receivables                                 20,000          8,258
Other current assets                                     13,000         (1,856)
Accounts payable and accrued payable                   (172,001)        44,076
                                                    -----------    -----------
Net cash used in operating activities                  (334,727)      (619,244)
                                                    -----------    -----------
INVESTING ACTIVITIES:
Deferred acquisition costs                                 --         (503,500)
                                                    -----------    -----------
FINANCING ACTIVITIES:
Borrowings from stockholder                              13,059           --
Proceeds from issuance of common stock                  189,705      1,167,169
                                                    -----------    -----------
Net cash provided by financing activities               202,764      1,167,169
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH                        (131,963)        44,425
CASH, BEGINNING OF PERIOD                               145,369        121,477
                                                    -----------    -----------
CASH, END OF PERIOD                                 $    13,406    $   165,902
                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Interest expense paid                                        $-             $-
                                                    ===========    ===========
Income taxes paid                                            $-             $-
                                                    ===========    ===========

See notes to consolidated financial statements.

     OAK TREE SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)

1.    OPERATIONS

Oak Tree Medical Systems, Inc. a Delaware corporation (together with its subsidiaries, the "Company"), closed its one medical facility in New York City as of May 31, 2000. The Company had no operating revenue for the current quarter.

2.    CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements include all the accounts of Oak Tree Medical Systems, Inc. and its wholly-owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity over which the Company exercises significant influence and control. All material intercompany balances and transactions have been eliminated.

      The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included. Operating results for the nine months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form10-KSB for the fiscal year ended May 31, 2000.

3.    WRITE DOWN ON INVESTMENT IN GOLD ORE

Due to the Company's lack of resources and inability to sell its investment in gold ore to date, management has determined that a write down in its investment in gold ore is appropriate.

4.    LIQUIDITY

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has incurred substantial losses in 2001 and 2000, used cash from operating activities in 2001 and 2000, and has negative working capital at February 28, 2001.

      In the past, the Company has funded its capital requirements from operating cash flow loans against its account receivables, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. During fiscal 1998, the Company undertook a number of actions to consolidate its geographic focus, and with other actions undertaken during 1999 and 2000, the Company hopes to attract new investment capital, which the Company believes will be necessary to sustain its ongoing operations and to facilitate growth. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and pending acquisitions. Although the Company has in the past been and continues to be in discussions with the potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company's President has agreed to personally support the Company's cash requirements to meet its current obligations through June 1, 2001 and fund future operations. The Company believes that its ability to raise private equity and support from the Company's President will provide sufficient liquidity to fund current operations.

5.    COMMON STOCK

      During July 2000, the Company closed an offshore placement of 61,100 shares of common stock, for aggregate purchase prices of $94,705. The Company incurred expenses of $32,383 in connection with such placement, resulting in net proceeds of $62,322. In June 2000, the Company entered into a consulting agreement with American Financial Communications, Inc. (AFC) for a six-month period. AFC will act as a public and financial relations advisor and consultant to the Company. AFC received 25,000 shares of the Company's Common Stock. These shares are " restricted securities " within the meaning of Rule 144 under the Securities Act and were valued at a price of $ 1.38 per share. In October 2000, Mr. Timothy Stoakes, consultant to the Company, exercised options to acquire 100,000 shares of Common Stock at $0.69 per share. During November 2000, the Company issued 38,000 shares of Common Stock to Sokol & Stoakley in a private placement. These shares were valued at an average price of $ 0.68 per share. In November 2000, the Company completed a registration under the Securities Act of 1933, as amended, of 1,844,600 shares of its common stock to be issued to its employees, directors, officers and consultants.

6.    CONSULTING AGREEMENTS AND OPTION GRANTS

      In June 2000, the Company entered into a consulting agreement with EBI Securities Corporation ("EBI") for a one-year term, under which EBI was to public relations and consulting services to the Company. EBI received options to acquire 25,000 shares of the Company's Common Stock at $1.75 per share and 25,000 shares of the Company's Common Stock at $2.00 per share. In July 2000, the Company entered into a consulting agreement with Timothy Stoakes ( Stoakes) for a one-year term, pursuant to which Stoakes was to act as a public relations advisor and consultant to the Company outside the United States. Stoakes received options to acquire 150,000 shares of the Company's Common Stock at $0.60 per share. In July 2000, the Company entered into a consulting agreement with The Titan Group LLC ( Titan) for a one-year term, under which Titan was to provide consulting and advisory services relating to business management and marketing. Titan received options to acquire 100,000 shares of the Company's Common Stock at $0.60 per share 50,000 shares of the Company's Common Stock at $2.25 per share, 50,000 shares of the Company's Common Stock at $3.00 per share and an additional 50,000 shares with an exercise price of $6.00 per share. The options may not be exercised after July 1, 2002.

      In October 2000, the Company entered into an agreement with Burton Dubbin for the 12-month period ended August 2001, pursuant to which the Company agreed to issue to Mr. Dubbin an aggregate of 219,600 shares of Common Stock of the Company in lieu of his monthly cash consulting fee of $12,500. The shares were covered under the registration statement referred to above. In December 2000, Mr. Dubbin received 50,000 shares under the agreement, valued at the then current market price of $0.68 per share. In January 2001, in light of current market conditions the Company issued to Mr. Dubbin the remaining 169,000 shares, valued at the then current market price of $0.44 per share.

      In December 2000, the Company issued to Washburn & Enright 45,000 shares of Common Stock, valued at a price of $ 0.68 per share.

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

   In December 2000, the Company entered into a letter of intent to acquire a controlling interest in Everfill Inc. a provider of e-commerce fulfillment to the long-term health care industry. This letter of intent was terminated during the last quarter and since then the Company has been exploring other potential business opportunities.

   Results of Operations

Nine months ended February 28, 2001 compared to nine months ended February 29, 2000

   Patient revenues decreased by 100% from $171,210 for the nine months ended February 29, 2000 (the "2000 Nine Months") to $0 for the nine months ended February 28,2001 (the "2001 Nine Months"). This reduction in revenue was attributable to the Company's closing of its one remaining facility as of May 31, 2000. Total expenses increased by 89.5% from $1,445,210 in the 2000 Nine Months to $2,739,402 for the 2001 Nine Months. Cost of patient services decreased from $130,442 to $0 due to the closing of one remaining medical facility. Selling, general and administrative decreased from $1,309,803 to $111,694 or 91.5% due to reductions in legal and accounting expenses. Consulting expenses increased from $0 to $633,494 during the 2001 Nine Months. The above factors contributed to a net loss of $2,739,402 ($0.39 per share) for the 2001 Nine Months as compared to a net loss of $1,445,210 ($0.21) for the 2000 Nine Months.

Three months ended February 28, 2001 compared to three months ended February 29, 2000

   Patient revenues decreased by 100% from $52,636 for the three months ended Feb 29, 2000 (the "2000 Three Months") to $0 for the three months ended Feb 28 2001 (the "2001 Three Months"). This reduction in revenue was attributable to the Company's closing of its one remaining facility as of May 31, 2000. Total expenses increased by 191% from $710,349 in the 2000 Three Months to $2,070,179 for the 2001 Three Months. Cost of patient service decreased from $43,003 to $0 due to the closing of one remaining medical facility. Selling, General and Administrative services decreased from $665,691 to ($70,529) due to reductions in legal and accounting expenses. Consulting expenses increased from $0 to $146,494 for 100% for the 2001 Three Months. The above factors attributed to a net loss of $2,070,179 (.29 per share) for the 2001 Three Months as compared to a net loss of $657,713 ($.11 per share) for the 2000 Three Months.

      Liquidity and Capital Resources

   The Company has funded its capital requirements from operating cash flow, sales of equity securities and the issuance of equity securities in exchange for services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and potential acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company's President has agreed to personally support the Company's cash requirements to meet its current obligations through June 1, 2001 and fund future operations. The Company believes that its ability to raise private equity and support from the Company's President will provide sufficient liquidity to fund current operations.

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

   As previously disclosed, in May 1993, the Company acquired 50,000 tons of gold ore from Nevada Minerals Corporation. As of February 28, 2001 the Company had been unsuccessful in its attempt to sell the gold ore and determined that it did not have the capability or resources to commence mining of the gold ore. Accordingly, management has determined that a write-down of its investment in the investment of the gold ore is appropriate. See "Part I - Financial Information", above.

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

PART II - OTHER INFORMATION

Item 1.     Legal Matters


None


Item 2.  Changes in Securities and Use of Proceeds


None


Item 3.     Defaults Upon Senior Securities


None


Item 4.     Submission of Matters to a Vote of Security Holders


None


Item 5.     Other Information

    In January 2001, the Company's Chief Financial Officer, Simon Boltuch, resigned. Since that time, Mr. Henry Dubbin, President of the Company has assumed the role of Chief Financial Officer, with the assistance of certain outside consultants. The Company will seek to permanently fill the role of Chief Financial Officer at such time as it believes that the operations of the Company warrant.

    In February 2001, Mr. Jerry D. Klepner resigned as a director of the Company in order to pursue other business opportunities.

Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits


(b)   Reports on Form 8-K


      None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OAK TREE MEDICAL SYSTEMS, INC.


      Dated:  April 16, 2001        By: /s/ Henry Dubbin
                                       -----------------------------------
                                       President and acting Chief Financial
                                       Officer
                                       (Principal Executive Officer and
                                       Principal Financial Officer)