Form 10KSB
period 2001-05-31
OAK TREE MEDICAL SYSTEMS INC
filed 2001-09-13
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: May 31, 2001

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

                              10155 Collins Avenue
                           Bal Harbour, Florida 33154
                                 (305) 868-3388
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

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

         The Registrant's revenues for its most recent fiscal year:  $0

         The number of shares of Common Stock, par value $0.01 per share, outstanding as of September 10, 2001: 7,999,945.

         The aggregate market value of voting and non-voting Common Stock (5,650,022 shares) held by non-affiliates computed by reference to the closing price of the Common Stock as of September 10, 2001: $904,004.

         Transactional Small Business Disclosure Format:  Yes:__   No:  X


PART I


Item 1.  Business

         Oak Tree Medical Systems, Inc., a Delaware corporation (the "Company"), was incorporated in Delaware on May 27, 1986, as Oak Tree Construction Computers,Inc. From 1986 through 1990, the Company was engaged in the sale of computer systems for the construction industry. For a number of years thereafter, the Company was inactive. The Company changed its name to Oak Tree Medical Systems, Inc. in August 1994. Since January 1995, the Company had been engaged in the business of operating and managing physical therapy care centers and related medical practices. As of May 31, 2000, the Company closed the one remaining medical facility in New York City and has been inactive since. The Company is exploring acquisition, investment and business opportunities.

      Unless otherwise indicated by the text, reference herein to the term "Company" will be deemed to refer to Oak Tree Medical Systems, Inc. and all its subsidiaries.

         Until it ceased operations, the primary focus of the Company had been the provision of physical therapy and related rehabilitative services. Physical therapy aids in the restoration of patients who have been disabled by injury or disease or are recovering from surgery. The Company's physical therapy care centers offered preventive, rehabilitative and pre- and post-operative care for neuromuscular and musculoskeletal injury, including a variety of orthopedic-related disorders, sports-related injuries, neurologically related injuries, motor vehicle injuries and work-related injuries.

Former New York City Facilities

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

         In November 1997, the Company returned the 6,000,000 shares of common stock of Accord in exchange for 100% of the common stock of Aurum. At the time of the return of the Accord stock, Accord had neither commenced nor anticipated commencing mining operations, and the Company desired to take action to realize the value of the gold ore. Due to (i) the absence of current financial and other information for Accord, as to both the subsidiary and the underlying gold ore,
(ii) the Company's lack of resources to commence mining, and (iii) the Company's inability to sell the ore, the Company wrote down its investment in the ore to $0.

Employees

         As of May 31, 2001, the Company had no full-time employees and no part-time employees.

Item  2. Property

         The Company's headquarter office is temporarily located at 10155 Collins Avenue, Bal Harbour, Florida 33154.

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

                                                          Low Bid      High Bid
                                                          -------      --------

     Fiscal Year Ended May 31, 2001:
          First Quarter.............................       $ 0.625      $1.563
          Second Quarter............................         0.438       1.188
          Third Quarter.............................         0.203       0.938
          Fourth Quarter............................         0.090       0.313



     Fiscal Quarter Ended May 31, 2000:
          First Quarter.............................       $2.688       $2.938
          Second Quarter............................        2.000        2.125
          Third Quarter.............................        1.875        2.125
          Fourth Quarter............................        1.313        1.313

         As of September 10, 2001, there were approximately 1,600 holders of record of the Company's Common Stock. The closing bid and asked prices for the Company's Common Stock on September 10, 2001, was $.16 and $.24, respectively.

         The Company has not paid any cash dividends on its Common Stock to date, and the payment of cash dividends in the foreseeable future is not contemplated by the Company. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's ability to pay dividends.

Recent Sales of Unregistered Securities

See "Note C- Common Stock" to the Notes to the Company's Consolidated Financial Statements.

The issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions by an issuer not involving any public offering, and, alternatively, in the case of employee options, on a no-sale theory.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Until May 31, 2000, the Company was engaged in the business of operating and managing physical therapy care centers. As of May 31, 2000, the Company closed the one remaining facility which was acquired in October 1996 because the cash flows from this facility was insufficient to support its operations.

         In July 1998, the Company sold substantially all of the assets and operations of its facilities located in Flushing and Upper Manhattan, New York, due to insufficient cash flows from such facilities.

         In November and December 1998, the Company sold all the assets of its Lower Manhattan, New York physical therapy facility due to insufficient cash flows from such facility.


Results of Operations

      2001 Fiscal Year Compared to 2000 Fiscal Year

      Patient revenues decreased from $206,365 to $-0-in the fiscal year ended May 31, 2001 ("Fiscal 2001") compared with the fiscal year ended May 31, 2000 ("Fiscal 2000"). The decrease in revenues was attributable to the fact that the primary medical group referring patients to the therapy center ceased operations as of January 2000 and the remaining facility closed in May 2000.

         Total expenses increased by 1.9% to $3,407,193 for Fiscal Year 2001 from $3,343,468 for Fiscal 2000, primarily attributable to the write-down on the investment in gold ore and increased consulting expenses, offset by and decreased selling, general and administrative expenses and interest expense. Costs of patient services, selling, general and administrative expenses, consulting, depreciation and amortization and interest expense decreased by 57.7% from $3,343,468 to $1,412,979. Costs of patient services, as a percentage of patient revenues, decreased from 72.4% in Fiscal 2000 to 0.0% in Fiscal 2001 because of the closing of the remaining facility in May 2000. Selling, general and administrative expenses decreased 93.5% from $2,156,935 in Fiscal 2000 to $139,203 in Fiscal 2000, primarily due to the closing of the remaining facility in May 2000. Consulting expenses increased by 28.5% from $989,934 in Fiscal 2000 to $1,271,814 in Fiscal 2001, due to a higher Black Scholes stock option adjustment in Fiscal 2001 for consultants.

         Income taxes for Fiscal 2001 and 2000 are not representative of an effective tax rate. For Fiscal 2001 and 2000, deferred income tax benefits have been reduced by increases in the allowance for the realization of deferred income tax assets of $1,175,000 and $838,000, respectively, because, as of both May 31, 2001 and 2000, it was more likely than not that the deferred tax assets would not be realized. The deferred tax assets result primarily from impairment of the gold ore and net operating loss carryforwards and the Company may not generate sufficient future taxable income for their utilization. As of May 31, 2001 and 2000, net operating loss carryforwards were $8,255,000 and $6,849,000, respectively, increased due to the increases in taxable losses for each year.

         The above factors contributed to a net loss of $3,407,193 ($.48 per share) for Fiscal 2001 compared with a net loss of $3,137,103 ($.52 per share) for Fiscal 2000.


Liquidity and Capital Resources

      In the past, the Company has funded its capital requirements from operating cash flow, loans against its accounts receivable, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. Inasmuch as the Company is inactive, any funding of operations will necessitate raising capital. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and pending acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.

      Also see "Note C - Common Stock" to the Notes to the Company's Consolidated Financial Statements.


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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         (a) Effective August 16, 1999, the Company's Board of Directors appointed Grant Thornton, LLP ("Grant Thornton") as the Company's independent accountants for the fiscal year ended May 31, 1999. On August 17, 2000 the Company dismissed Grant Thornton as the independent accountants for the Company. Grant Thornton's report on the financial statements of the Company for the fiscal year ended May 31, 1999 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal year ended May 31, 1999 and through August 17, 2000 there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. During the Company's fiscal year ended May 31, 1999 and through August 17, 2000, Grant Thornton did not advise the Company of any of the matters referred to in Item 304(a) (1)(iv) (B) of Regulation S-B.

         (b) On August 17, 2000 the Company's Board of Directors engaged Wiss & Company, LLP as the Company's independent accountants for the fiscal year ended May 31, 2000.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of the Company and their positions at September 10, 2001 were as follows:

         Name                          Age       Position
         ----                          ---       --------

         Henry Dubbin                  85      President and Director
         Fred L. Singer                67      Vice President and Director
         Maxwell M. Rabb               91      Director
         Scott S. Rosenblum            51      Director

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

         SCOTT S. ROSENBLUM has served as a member of the Board of Directors since October 1998 and has been a partner of Kramer Levin Naftalis & Frankel LLP since 1991. Mr. Rosenblum is a member of the board of directors of Greg Manning Auctions, Inc. and Temco Services Industries, Inc.,

         Mr. Burton Dubbin was Vice President of the Company from April 1997 until his resignation in August 1997. Directors may be elected by the stockholders at an annual meeting or a special meeting called for that purpose (or in the case of a vacancy, are appointed by the directors then in office) to serve until the next annual meeting, until their successors are elected and qualified or until their removal or resignation. Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Incorporated by reference to the Company's Proxy Statement, which will be filed within 120 days after the Company's fiscal year end.

Item 10. Executive Compensation

      Incorporated by reference to the Company's Proxy Statement, which will be filed within 120 days after the Company's fiscal year end.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the Company's Proxy Statement, which will be filed within 120 days after the Company's fiscal year end.

Item 12. Certain Relationships and Related Transactions

      Incorporated by reference to the Company's Proxy Statement, which will be filed within 120 days after the Company's fiscal year end.


Item 13. Exhibits, Financial Statements and Reports on Form 8-K

         The following documents are filed as part of this Annual Report on Form 10-KSB.

(a)       Financial Statements:
Page

          Report of Independent Certified Public Accountants................F-2

          Consolidated Balance Sheets as of May 31, 2001 and
          2000..............................................................F-3

          Consolidated Statements of Operations for the years ended
          May 31, 2001 and 2000.............................................F-4

          Consolidated Statement of Stockholders' Equity for the
          years ended May 31, 2001 and 2000.................................F-5

          Consolidated Statements of Cash Flows for the years ended
          May 31, 2001 and 2000.............................................F-6

          Notes to Consolidated Financial Statements........................F-7

(b)       Reports on Form 8-K.

         None

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

Dated:  September 12, 2001                OAK TREE MEDICAL SYSTEMS, INC.


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


Name                                 Title                      Date
----                                 -----                      ----

 /s/ Henry Dubbin               President and Director,      September 12, 2001
------------------------        (Chief Executive Officer
Henry Dubbin                    and acting principal
                                accounting officer)

/s/ Fred L. Singer              Vice President and           September 12, 2001
------------------------        Director
Fred L. Singer

------------------------        Director
Maxwell M. Rabb


/s/ Scott S. Rosenblum          Director                     September 12, 2001
-----------------------
Scott S. Rosenblum

                                    I N D E X


                                                                 Page
                                                                 ----


Report of Independent Certified Public Accountants               F-2


Consolidated Financial Statements

      Consolidated Balance Sheets                                F-3

      Consolidated Statements of Operations                      F-4

      Consolidated Statement of Stockholders' Equity             F-5

      Consolidated Statements of Cash Flows                      F-6

      Notes to Consolidated Financial Statements                 F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Oak Tree Medical Systems, Inc.

We have audited the accompanying consolidated balance sheets of Oak Tree Medical Systems, Inc. and Subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted in the United States of America auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Tree Medical Systems, Inc. and Subsidiaries as of May 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company incurred substantial losses from operations since inception and at May 31, 2001 had a working capital deficiency of $762,596. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ WISS & COMPANY, LLP
Livingston, New Jersey
August 29, 2001

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 May 31,    May 31,
                                                                  2001       2000
                                                                  ----       ----
                          ASSETS
CURRENT ASSETS:
Cash                                                           $    951   $  145,369
Patient care receivables                                              -       20,000
Other current assets                                                  -       13,500
                                                                    951      178,869
OTHER ASSETS:
Investment in gold ore                                                -    1,994,214
Fixed assets                                                          -        1,962
                                                               $    951  $ 2,175,045
                                                               ========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
Accounts payble and accrued expenses                          $ 740,445  $   914,868
Advances from stockholder                                        23,102            -
Total Current Liabilities                                       763,547     914,868
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 25,000,000 shares authorized,
7,285,264 and 6,617,703 shares issued and outstanding as of
May 31, 2001 and 2000, respectively                              72,853      66,176
Additional paid-in capital                                   18,944,384  17,511,404
Prepaid Consulting                                              (55,237)          -
Deficit                                                     (19,724,596) (16,317,403)
Total Stockholders' Equity                                     (762,596)   1,260,177
                                                             $      951   $2,175,045
                                                             ==========   ==========


                 See notes to consolidated financial statements.

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended May 31,
                                                                2001        2000
                                                                ----        ----
REVENUE-
Net patient services                                       $         -       206,365
EXPENSES:
Costs of patient services                                            -       149,365
Selling, general and administrative                            139,203     2,156,935
Consulting services                                          1,271,814       989,934
Depreciation and amortization                                    1,962         6,620
Write-down on investment in gold ore                         1,994,214             -
Interest - net                                                       -        40,614
                                                            ----------    ----------
                                                             3,407,193     3,343,468
NET LOSS                                                   $(3,407,193)  $(3,137,103)
NET LOSS PER COMMON SHARE -
 BASIC AND DILUTED                                         $     (0.48)  $     (0.52)
                                                           ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT                                7,074,893     6,075,588
 SHARES OUTSTANDING                                        ===========   ===========


                 See notes to consolidated financial statements.

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000


                                                  Common Stock                                                           Total
                                             ---------------------        Additional        Prepaid                   Stockholders'
                                             Shares         Amount     Paid-in-Capital     Consulting     Deficit        Equity
                                             ------         ------     ---------------     ----------     -------     -------------
BALANCE, MAY 31, 1999                       5,602,703       % 56,026    $14,653,072              $-    $(13,180,300      $1,528,798

Sale of common stock (net
of expenses of $70,000)                       250,000          2,500        247,500              --              --         250,000

Issuance of shares for                             --
services                                      112,500          1,125        223,188              --         224,313

Exercise of options                           652,500          6,525      1,110,644              --              --       1,117,169

Issuance of stock options
to consultants                                     --             --        746,000              --              --         746,000

Issuance of stock options
to employees                                       --             --        531,000              --              --         531,000

Net loss                                           --             --             --              --      (3,137,103)     (3,137,103)
                                         ------------   ------------   ------------    ------------    ------------    ------------
BALANCE, MAY 31, 2000                       6,617,703         66,176     17,511,404              --     (16,317,403)      1,260,177

Sale of common stock (net
of expenses of $32,383)                        95,000            950        113,400              --              --         114,350

Issuance of shares for services               472,561          4,727        279,625              --         284,352

Exercise of options                           100,000          1,000         49,136              --              --          50,136

Stock issued in connection
with prepaid consulting                            --             --         55,237         (55,237)             --              --

Issuance of stock options
to consultants                                     --             --        935,582              --              --         935,582

Net loss                                           --             --             --              --      (3,407,193)     (3,407,193)
                                         ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, MAY 31, 2001
                                            7,285,264        $72,853     18,889,147        $(55,237)   $(19,724,596)      $(762,596)
                                         ============   ============   ============    ============    ============    ============


                 See notes to consolidated financial statements.

                 OAK TREE MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Year Ended May 31,
                                                                2001        2000
                                                                ----        ----
OPERATING ACTIVITIES:
Net loss                                                   $(3,407,193) (3,137,103)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                                    1,962       6,620
Write-down on investment                                     1,994,214           -
Acquisition cost write-down                                          -     162,450
Stock and stock options issued for services                  1,219,934   1,751,313
Fixed assets write-down                                              -       2,244
Increase (decrease) in cash from:
Patient care receivables                                        20,000      80,000
Other current assets                                            13,500     (9,606)
Accounts payable and accrued payable                          (174,423)     50,805
                                                              --------   ---------
Net cash used in operating activities                         (332,006) (1,093,277)
                                                              --------   ---------
FINANCING ACTIVITIES:

Borrowings from shareholder                                     23,102           -
Proceeds from issuance of common stock                         164,486   1,117,169
                                                             ---------   ---------
Net cash provided by financing activities                      187,588   1,117,169
                                                             ---------   ---------
NET INCREASE (DECREASE) IN CASH                               (144,418)     23,892
CASH, BEGINNING OF PERIOD                                      145,369     121,477
                                                             ---------   ---------
CASH, END OF PERIOD                                          $     951   $ 145,369
                                                             =========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest expense paid                                        $       -   $  40,614
                                                             =========   =========


                 See notes to consolidated financial statements.

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE A - BACKGROUND OF THE COMPANY

         Oak Tree Medical Systems, Inc. (the "Company), a Delaware corporation, was incorporated in Delaware on May 27, 1986, as Oak Tree Construction Computers, Inc. From 1986 through 1990, the Company was engaged in the sale of computer systems for the construction industry. For a number of years thereafter, the Company was inactive. The Company changed its name to Oak Tree Medical Systems, Inc. in August 1994. Since January 1995, the Company had been engaged in the business of operating and managing physical therapy care centers and related medical practices. As of May 31, 2000, the Company closed the one remaining New York City-based physical therapy care center and has been inactive since.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has incurred substantial losses in 2001 and 2000, used cash from operating activities in 2001 and 2000, and has negative working capital at May 31, 2001.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

            The consolidated financial statements include the accounts of Oak Tree Medical Systems, Inc. and its wholly-owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity. All material intercompany balances and transactions have been eliminated.

Revenue Recognition

            Patient service revenue was reported at the estimated net realizable amounts from patients, third-party payers and others for services rendered, on a service date basis.

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

Fixed Assets

            Physical therapy equipment and office equipment and furniture are stated at cost and were being depreciated on the straight-line method over the estimated useful lives of the assets of five years. Leasehold improvements were stated at cost and were being amortized over the terms of the leases or the estimated useful lives of the assets of seven years, whichever is less.

Deferred Acquisition Costs

            Deferred acquisition costs incurred in connection with the Company's contemplated acquisitions of ten medical practice management companies amounted to $98,804 for the year ended May 31,1999. Due to the length and prospects of this pending acquisition, the Company wrote off the entire costs to operations in May 2000.

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

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

            Options to purchase shares of common stock of 4,012,500 and 1,601,250 remain outstanding at May 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because to do so would have been anti dilutive for the periods presented.

Financial Instruments

            Financial instruments include cash, accounts payable, accrued expenses and advances to stockholder. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

NOTE C - COMMON STOCK

1.    Issuance of Common Stock

            In February 2000, the Company issued 50,000 shares of Common Stock to Rush & Co. in a subscription agreement. These shares were valued at an average price of $1.00 per share.

            In April 2000, the Company issued 50,000 shares of Common Stock to Washburn & Enright in consideration of consulting services outside of the United States. These shares were valued at a price of $1.50 per share.

            In May 2000, the Company issued 200,000 shares of Common Stock in a private placement to TTC Vermogensberatung A.G. at an offering price of $1.35 per share, with net proceeds to the Company of $1.00 per share for consulting services.

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE C - COMMON STOCK - (CONTINUED)

            Through May 31, 2000, the Company issued an aggregate of 7,500 shares of common stock in exchange for legal services. The shares were valued at an average price of $2.00 per share.

            Through May 31, 2000, the Company issued an aggregate of 25,000 shares of common stock in exchange for consulting services. The shares were valued at an average price of $2.00 per share.

            In June 2000, the Company entered into a consulting agreement with American Financial Communications, Inc. (Richard Carpenter and Jeffrey Lamberson) for a six month period. Mrsrs. Carpenter and Lamberson acted as a public and financial relations advisor and consultant to the Company. Mrsrs. Carpenter and Lamberson received 25,000 shares of the Company's Common Stock in March 2001. These shares are "restricted securities" within the meaning of Rule 144 under the Securities Act and were valued at a price of $1.38 per share.

            In July 2000, the Company closed an offshore placement of 57,000 shares of common stock, for aggregate purchase prices of $88,350. The Company incurred expenses of $32,383 in connection with such placement, resulting in net proceeds of $55,967.

            In October 2000, Mr. Timothy Stoakes, consultant to the Company, exercised options to acquire 100,000 shares of Common Stock at $0.69 per share.

            In November 2000, the Company completed a registration of 1,844,600 shares of its Common Stock to be issued to Employees, Directors and Consultants for services provided.

            In November 2000, the Company issued 45,000 shares of common stock to Timothy Stokes for consulting services . Those shares were valued at $.75 per share.

            In December 2000, the Company issued 10,000 shares of Common Stock to Richard Greene in consideration of legal services. These shares were valued at $0.75 per share.

            In April 2001, the Company issued 70,000 shares of Common Stock to Investec Earnst & Company in consideration of investment banking services. These shares were valued at $0.15 per share.

            In May 2001, the Company issued 25,000 shares of Common Stock to Richard Greene in consideration of legal services. These shares were valued at $0.19 per share.

            In May 2001, the Company completed a registration of 1,100,000 shares of its common stock to be issued to employees, directors and consultants for services provided.

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE C - COMMON STOCK - (CONTINUED)

2.    Consulting Agreements

             In August 1997, Mr. Burton Dubbin terminated his employment with the Company and entered into a two-year consulting agreement at a fee of $150,000 per annum, plus 125,000 shares of Common Stock, of which 25,000 shares were immediately issuable and 5,000 shares are issuable monthly (in an aggregate amount not to exceed 100,000 shares) for the duration of Mr. Burton Dubbin's service with the Company. In addition, the Company amended the terms of the options, making such options immediately exercisable and extending the expiration date until 2007. In June 1998, the Company extended Mr. Burton Dubbin's consulting agreement until August 31, 2002. In addition, the Company granted Progressive Planning Associates, Inc. in which Burton Dubbin is a shareholder options to purchase 500,000 shares of Common Stock at an exercise price of $2.17 per share and were exercisable six months from date of grant. The Company recorded consulting expenses of approximately $925,000 and $517,000 in years 1999 and 2000,respectively relating to these options. During the fiscal year ended May 31, 1999, Mr. Burton Dubbin exercised options to acquire 100,000 shares of Common Stock. During the year ended May 31, 2000, the Company granted Mr. Burton Dubbin options to purchase 300,000 shares of Common Stock at an exercise price of $1.50 per share. Mr. Burton Dubbin exercised options to acquire 275,000 shares of Common Stock at $1.69 per share and 20,000 shares of Common Stock at $1.50 per share. During the fiscal year ended May 31, 2001, the Company granted Mr. Dubbin options to purchase 300,000 shares of common stock at $.68 per share and 500,000 shares of common stock at $.19 per share.

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

            In July 2000, the Company entered into a consulting agreement with Timothy Stoakes for a one-year term. Stoakes will act as a public relations advisor and consultant to the Company outside the United States. Stoakes received options to acquire 150,000 shares of the Company's common stock with an exercise price of $0.60 per share and 650,000 shares of the Company's stock with an exercise price of $.68 per share.

            In July 2000, the Company entered into a consulting agreement with The Titan Group LLC (Titan) for a one-year term. Titan was to provide consulting and advisory services relating to business management and marketing. Titan received options to acquire 70,000 shares of the Company's common stock with an exercise price of $0.60 per share, 50,000 shares with an exercise price of $2.25 per share, 50,000 shares with an exercise price of $3.00 per share, and 50,000 shares with an exercise price of $6.00 per share. During July 2000, the consulting agreement and options were cancelled.

            In July 2000, the Company entered into a consulting agreement with David Casterline. Casterline will provide consulting and advisory services relating to business management and marketing. Casterline received options to acquire 250,000 shares as follows: 100,000 shares at $.60 per share, 50,000 shares at $2.25 per share, 50,000 shares at $3.00 per share and 50,000 shares at $6.00 per share.

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE C - COMMON STOCK - (CONTINUED)

            In October 2000, the Company entered into an agreement with Burton Dubbin for the 12 month period ended August 2001, pursuant to which the Company agreed to issue to Mr. Dubbin an aggregate of 219,600 shares of common stock of the Company in lieu of his monthly cash consulting fee of $12,500. The shares were covered under the registration statement referred to above. In December 2000, Mr. Dubbin received 50,000 shares under the agreement. In January 2001, in light of current market conditions the Company issued Mr. Dubbin the remaining 169,000 shares.

            In December 2000, the Company issued Washburn & Enright 45,000 shares of common stock, valued at a price of $0.68 per share for consulting services.

3.    Options

            On September 1, 1998, the Company entered into an employment agreement with Mr. Simon Boltuch as its Chief Financial Officer for a three year term expiring on August 31, 2001 which provides for
            (I)an annual salary of $175,000 per year,(ii)performance bonus of up to $35,000 annually and (iii) annual options to acquire 20,000 shares of Common Stock at an exercise price equal to the fair market value of the shares on dates of grant. In connection with his employment, the Company issued options to acquire 20,000 shares of Common Stock to Mr. Boltuch at an exercise price of $2.00 per share and were exercisable on the one year anniversary from date of grant. All options will expire on the earlier of (I) 10 years from date of grant, (ii) 90 days after termination of employment for any reason other than cause, or (iii) immediately upon termination of employment for cause. Mr. Boltuch resigned in January 2001, per (ii) above, Mr. Boltuch's options expired in April 2001. During November 2000, the Company issued 20,000 options to Mr. Boltuch with an exercise price of $.68 per share.

            In August 1999, Mr. Fredrick Veit, counsel to the Company exercised options to acquire 2,500 shares of Common Stock.

            In July 1999 Mr. Fred Singer, secretary to the Company, exercised options to acquire 5,000 shares of Common Stock. In April 2000, Mr. Singer had 10,000 options to purchase Common Stock expire.

            From September 1999 to February 2000, in order to provide the Company with working capital, Mr. Henry Dubbin, president, exercised options to acquire 350,000 shares of Common Stock. Mr. Henry Dubbin has remaining options to acquire 150,000 shares of Common Stock which expire on January 24, 2005.

            During November 2000, the Company, under its Officer and Director Compensation Plan, issued options to acquire common stock with an exercise price of $.68 per share to the following directors for serving on the Board of Directors and services provided on behalf of the Company:

            Scott Rosenblum     330,000
            Maxwell M. Rabb      30,000
            Henry Dubbin         30,000
            Jerry D. Klepner     30,000

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE C - COMMON STOCK - (CONTINUED)

4.    Stock Option Plan

            The Company has a Performance Equity Plan (the "Plan") under which it may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards to purchase up to 600,000 shares of common stock to officers, directors, key employees and consultants. The Company may not grant any options with a purchase price less than fair market value of common stock as of the date of the grant. In April 2001, the Company granted the following options under the plan:

                  Scott S. Rosenblum     500,000       $  0.19
                  Henry Dubbin            20,000          0.19
                  Fred L. Singer          40,000          0.19
                  Maxwell M. Rabb         40,000          0.19


5.    Reserved Shares

            As of May 31, 2001, the Company has reserved the following shares of common stock:

                  Options              3,412,500
                  Plan                   600,000
                                     -----------
                                       4,012,500

         For the years ended May 31, 2001 and 2000, a summary of the status of stock options was as follows:


                                    2001                   2000
                                   -------------------    ----------------
                                              Weighted             Weighted
                                              Average              Average
                                   Number of  Exercise  Number of  Exercise
                                    Shares     Price     Shares    Price
                                    ------     -----     ------    -----
           Outstanding-beginning
           of year                1,601,250     $2.08  1,401,250    $2.29
           Granted                3,090,000       .81    862,500     1.50
           Exercised               (100,000)     1.50   (652,500)    1.77
           Expired                 (278,750)     3.50    (10,000)    1.00
           Cancelled               (300,000)     2.48          -        -
                                  ----------    -----  -----------  -----
           Outstanding and
           exercisable end of     4,012,500     $ .99  1,601,250    $2.08
           year                   =========     =====  =========    =====

                         Oak Tree Medical Systems, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2001 AND 2000


NOTE C - COMMON STOCK - (CONTINUED)


         The following table summarizes option data as of May 31, 2001:

                                      Weighted
                                       Average    Weighted             Weighted
                                     Remaining    Average              Average
                          Number     Contractual  Exercise   Number    Exercise
                         Outstanding    Life      Price    Exercisable  Price
                         -----------    ----      -----    -----------  -----

           $0 to $0.991  2,670,000    $ 7.06       $0.10   2,670,000    $0.10
           $1 to $1.99     607,500      3.66        1.50     607,500     1.50
           $2 to $3.50     685,000      3.05        2.14     685,000     2.14
           $3.51 to         50,000      5.00        6.00      50,000     6.00
           $6.00         4,012,500                         4,012,500
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

         The  Company  follows  Accounting   Principles  Board  Opinion
         No. 25 and its related interpretations in accounting for its stock-based compensation plan.
         The Company utilized the Black-Scholes option pricing model to quantify the expense of options issued to nonemployees and the pro forma effects on net loss and net loss per share for the value of the options granted to employees during the fiscal years ended May 31, 2001 and 2000.

         The following assumptions were made in estimating fair value:

                                             2001          2000
                                          -----------------------
                  Risk-free interest           5%             6%
                  rate
                  Expected volatility        204%            42%
                  Expected option life    5-10 years      10 years

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE C - COMMON STOCK - (CONTINUED)

         Had compensation cost been determined under SFAS No. 123 for the years ended May 31, 2001 and 2000, net loss and net loss per share would have been increased as follows:

                                                2001         2000
                                            -----------   -----------
                  Net loss:
                     As reported            $(3,407,193)  $(3,137,103)
                     Proforma for stock     $(3,843,403)  $(3,362,103)
                     options

                  Net loss per share:
                     As reported               $(.48)       $(.52)
                     Proforma for stock        $(.51)       $(.55)
                     options


NOTE D  -   INVESTMENT IN GOLD ORE

         As of May 31, 2001 and 2000, investment in gold ore is as follows:

                                            2001           2000
                                         -----------    -----------

                  Investment in gold      $4,994,214     $4,994,214
                  ore
                  Allowance for           (4,994,214)    (3,000,000)
                  impairment             -----------    -----------

                                         $         -    $ 1,994,214
                                         ===========    ===========

         During February 2001, due to lack of resources and inability to sell its investment in Gold Ore, management determined that its investment in Gold Ore should be fully offset by a valuation allowance.

NOTE E - FIXED ASSETS

         As of May 31, 2001 and 2000, fixed assets consisted of the following:

                                                     2001          2000
                                                 ------------- --------

                  Office equipment and furniture   $26,483        $26,483
                  Less accumulated depreciation
                    and amortization                26,843         24,521
                                                  --------       --------

                                                 $       -      $   1,962
                                                 =========      =========

         For the years ended May 31, 2001 and 2000, depreciation expense was $1,962 and $6,620 respectively.

                        OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 2001 AND 2000


NOTE F  -   INCOME TAXES

         For the years ended May 31, 2001 and 2000, the tax effects of timing differences which gave rise to deferred income taxes were as follows:

                                                        2001         2000
                                                        ----         ----

                  Net operating loss carryforwards  $   357,000  $   780,000
                  Cash basis                            (59,000)      58,000
                  Less valuation allowance           (1,175,000)    (838,000)
                  Allowance for  impairment of
                  Gold Ore                              877,000            -

                                                    $         -  $         -
                                                    ===========  ===========

         As of May 31, 2001 and 2000, the tax effects of the components of deferred income tax payable were as follows:

                                                     2001          2000
                                                     ----          ----

                  Allowance for impairment   of   $2,197,000    $ 1,324,000
                  gold ore
                  Net operating                    3,221,000      2,864,000
                  loss carryforwards
                  Cash basis                         335,000        394,000
                  Less valuation allowance        (5,753,000)    (4,582,000)
                                                  ----------    -----------

                                                  $        -    $         -
                                                  ==========    ===========

         The following is a reconciliation of income tax benefit computed at the 34% statutory rate to the provision for income taxes:

                                                      2001         2000
                                                      ----         ----

                  Tax at statutory rate           $1,158,000    $   828,000
                  State income tax                   341,000        244,000
                  Allowance for impairment of       (678,000)             -
                  Gold Ore
                  Non-deductible options for        (318,000)    (1,072,000)
                  services
                  Valuation allowance               (503,000)
                                                    ---------
                                                  $        -              -
                                                  ===========   ===========

         As of May 31, 2001, realization of the Company's deferred tax assets of $5,754,000 resulting primarily from impairment of gold ore and net operating loss carryforwards, is not considered more likely than not, and accordingly, a valuation allowance of $5,754,000 has been established.

         As of May 31, 2001, the Company had net operating loss carryforwards of approximately $8,255,000 to reduce future Federal taxable income, expiring during various years through May 31, 2021. The Company's ability to utilize net operating losses may be limited pursuant to Internal Revenue Code Section 382.

                         OAK TREE MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE G  - RELATED PARTY TRANSACTIONS

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

         In October 2000, the Company agreed to issue to Mr. Burton Dubbin registered trading shares at the current market value of $0.68 per share in lieu of his monthly cash consulting fee of $12,500. This agreement was for the ensuing twelve months ended August 2001 and covered 219,600 shares of Common Stock. In December 2000, Mr. Dubbin received 50,000 shares of Common Stock. In January 2001, the Company due to current market conditions delivered to Mr. Burton Dubbin the remaining 169,000 shares of Common Stock.


NOTE H  -   SUBSEQUENT EVENTS

         In July 2001, the Company entered into a consulting agreement with Cary Kolopsky for a twelve month period. Mr. Kolopsky will act as a public and financial relations advisor and consultant to the Company. Mr. Kolopsky received options to purchase 200,000 shares of the Company's Common Stock at the following prices:

                        15,000 Shares At $0.25 Per Share
                        50,000 Shares At $0.50 Per Share
                        10,000 Shares At $0.75 Per Share
                        25,000 Shares At $1.00 Per Share
                        50,000 Shares At $1.50 Per Share
                        50,000 Shares At $2.00 Per Share

         During June 2001, the Company repriced 1,570,000 options granted during November 2000 and 500,000 options granted during April 1999 to $.10. In August 2001, Burton Dubbin exercised Stock Options to purchase 800,000 shares of the Company's Common Stock at $0.10 per share.

         During July 2001, Mr. Burton Dubbin exercised options to purchase 800,000 shares of the Company's stock. Mr. Dubbin applied a $23,102 advance by him to the Company as partial payment and the Company issed a three-year, interest-only note at prime 1% for the remaining amount of $56,898.