Form 10KSB/A
period 2001-05-31
OAK TREE MEDICAL SYSTEMS INC
filed 2001-09-28
CIK 799426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------
                                  FORM 10-KSB/A

                                 Amendment No. 1

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: May 31, 2001

[ ]      Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from ______ to ________.


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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who beneficially own more than 20 10% of a registered class of the Company's equity securities ("10% stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% stockholders also are required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, during the past fiscal year, the Company is of the belief that all such directors and executive officers were delinquent in filing these forms.


Item 10. Executive Compensation

 Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other most highly compensated executive officers who earned over $100,000 during the fiscal year ended May 31, 2001 (collectively, the "named executive officers") for services rendered in all capacities to the Company during the fiscal years ended May 31, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                               Annual                    Long-Term Compensation
                            Compensation

Name and Principal Position             Fiscal      Salary     Other Annual     Restricted      Common Stock
                              Year           Compensation      Stock Award(s)   Underlying
                                                                 Options

President                     1999      $48,000       -0-            -0-           -0-
Henry Dubbin                  2000      $48,000
                              2001

------------------------------------------------------------------------------------------------------------
Simon Boltuch (1)             1999     $143,249       -0-            -0-           20,000
Chief Financial Officer       2000     $175,000
                              2001     $ 72,916
------------------------------------------------------------------------------------------------------------

(1)  Mr. Boltuch resigned as Chief Financial Officer in January 2001.


Option Grants.

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


OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                     % Total Options/
                        # of Securities              SAR's Granted to     Exercise or
                        Underlying Options/          Employees in Fiscal    Base         Expiration
                        SAR's Granted                     Year            Price ($/Sh)      Date
                        -------------                     ----            ------------      ----

Henry Dubbin               30,000 (non-plan options)    2.80%              $   0.68       11/17/05
President                  20,000                       1.87%              $   0.19       04/14/11

Fred Singer                30,000 (non-plan options)    2.80%              $   0.68       11/17/05
Vice President             40,000                       3.74%              $   0.19       04/14/11

Simon Boltuch (1)          20,000                       1.87%              $   0.68       11/17/05
Chief Financial Officer

Maxwell M. Rabb            30,000                       2.80%              $   0.68       11/17/05
Director                   40,000                       3.74%              $   0.19       04/14/11

Scott S. Rosenblum        330,000                      30.84%              $   0.68       11/17/05
Director                  500,000                      46.73%              $   0.19       04/14/11

Jerry D. Klepner           30,000                       2.80%              $   0.68       11/17/05
Director

(1) Mr. Simon Boltuch resigned in January 2001, consequently, Mr. Simon Boltuch's options expired in April 2001.

Aggregated  Option  Exercises and Fiscal  Year-End  Option Values.

The following table sets forth certain information relating to the exercise of stock options during the fiscal year ended May 31, 2001 for each of the named executive officers and the fiscal year-end value of the unexercised options held by the named executive officers.

-------------------------------------------------------------------------------
AGGREGATED  OPTIONS  EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTIONS VALUES

-------------------------------------------------------------------------------

                                                                 Value of Unexercised In-
                  Shares Acquired on     Value     # of Unexercised Options      The-Money Options at Fiscal
                       Exercise         Realized      At Fiscal Year End                 Year End (1)
Name                                           Exercisable    Unexercisable        Exercisable     Unexercisble
                                               ----------------------------------------------------------------

Henry Dubbin              0                $0     200,000          0                   0                $0
Fred L. Singer            0                 0      90,000          0                   0                $0

---------------------------------------------------------------------------------------------------------------

(1) Value is calculated on the basis of the difference between the option exercise price and the average of the bid and asked prices for the Common Stock at $0.09 as of May 31, 2001 as quoted on the over-the-counter market, multiplied by the number of shares underlying the option.


Employment Agreements


Not Applicable

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


Item 11. Security Ownership of Certain Beneficial Owners and Management


         The following table sets forth certain information as of August 31, 2001 with respect to (i) those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company,
(iii) each named executive officer, and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

UPDATE

                                                        Common Stock
                                                    Beneficially Owned(1)
Name of Beneficial Owner                           Shares             Percent
------------------------                           ------             -------

Progressive Planning
Associates, Inc.                               1,445,000 (2)           14.03%
   5189 Alton Rd.
   Miami Beach, FL 33140


Henry and Dorothy Dubbin                         620,000 (3)            *
   10155 Collins Avenue,
   Suite 607
   Bal Harbor, Fl 33154


Fred L. Singer                                    90,000 (4)             *
   9240 West Bay Harbor Dr.,
   Apt. 3-C
   Bal Harbor Island, FL 33154


Jerry D. Klepner                                   50,000 (4)            *
   c/o Black Kelly Scruggs
   &  Healey 1801 K Street, N.W.
   Suite 201L
   Washington, D.C. 20006


Maxwell M. Rabb                                    90,000 (4) (5)        *
   c/o Kramer Levin Naftalis & Frankel LLP
   919 Third Avenue
   New York, NY 10022


Scott S. Rosenblum                                950,000 (4) (5)        *
   c/o Kramer Levin Naftalis & Frankel LLP
   919 Third Avenue
   New York, NY 10022

All directors and executive officers
   As a group (5 persons)                       1,800,000 (6)        17.48%

(1) Based on 10,297,764 shares of Common Stock and Options to purchase Common Stock outstanding as of September 26, 2001. Pursuant to the rules of the Securities and Exchange Commission ("the Commission"), certain shares of Common Stock which a person has the right to acquire within 60 days of September 26, 2001 pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Includes  (i)  500,000   shares  of  Common  Stock   subject  to  currently
     exercisable options, and (ii) 945,000 share of Common Stock.

(3) Includes (i) 420,000 shares of Common Stock that Mr. Dubbin jointly owns with his wife Dorothy, and (ii) 200,000 shares of Common Stock subject to currently exercisable options.

(4)  Represents shares of Common Stock subject to currently exercisable options.

(5) Mr. Rabb is of counsel to and Mr. Rosenblum is a partner at the law firm of Kramer Levin Naftalis & Frankel LLP ("Kramer Levin"). While the reporting person owns directly no securities of the Company, Kramer Levin owns securities of the Company. Messrs. Rabb and Rosenblum disclaim beneficial ownership of the securities held by Kramer Levin, except to the extent of their pecuniary interests therein, if any.

(6)  Includes 1,380,000 shares subject to presently exercisable options.

Item 12. Certain Relationships and Related Transactions

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

Dated:  September 27, 2001                OAK TREE MEDICAL SYSTEMS, INC.


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


Name                                Title                        Date
----                                -----                        ----

 /s/ Henry Dubbin             President and Director,         September 27, 2001
------------------------      (Chief Executive Officer and
Henry Dubbin                  and acting principal accounting
                              officer)


/s/ Fred L. Singer              Vice President and           September 27, 2001
------------------------        Director
Fred L. Singer


------------------------        Director
Maxwell M. Rabb


/s/ Scott S. Rosenblum          Director                     September 27, 2001
-----------------------
Scott S. Rosenblum