Form 10QSB
period 2001-08-31
OAK TREE MEDICAL SYSTEMS INC
filed 2001-10-15
CIK 799426

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2001
                               ---------------

[ ]   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to


                        Commission file number 033-91432


                         OAK TREE MEDICAL SYSTEMS, INC.

        (Exact name of small business issuer as specified in its charter)

                Delaware                          020401674
               ---------                          ---------
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)

                10155 Collins Avenue, Bal Harbour, Florida 33154
                ------------------------------------------------
                    (Address of principal executive offices)

                                  305-868-3388
                           (Issuer's telephone number)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No _____
    -------


Number of shares of common stock outstanding as of April 13, 2001:  8,999,945
Transitional Small Business Disclosure Format (check one):  Yes___     No X
                                                                        ----

                                      INDEX

                                                                            Page
                                                                            ----

PART I--  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)                                    4

          Consolidated Balance Sheets
          as of August 31, 2001 and May 31, 2001                              4

          Consolidated Statements of Operations
          for the three months ended August 31, 2001
          and 2000                                                            5

          Consolidated Statements of Stockholders' Equity for the
          nine months ended August 31, 2001                                   6


          Consolidated Statements of Cash Flows
          for the three months ended August 31, 2001 and 2000                 7

          Notes to Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              10

PART II-- OTHER INFORMATION                                                  11

Item 1.   Legal Matters                                                      11

Item 2.   Changes in Securities and the Use of Proceeds                      11

Item 4.   Submission of Matters to a Vote of Security Holders                11

Item 5.   Other Infomration                                                  11

Item 6.   Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                   12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)

                                         August 31,       May 31,
                                            2001          2001
                                         ---------       -------
 Assets:
 Cash                                         180            951
 Other Current Assets                           -              -
                                        ---------       --------
                                        $     180       $    951
                                        =========       ========

 Liabilities and Stockholders Equity:
 Accounts Payable and Accrued Expenses    748,212        740,445
 Advances From Stockholder                  7,414         23,102
                                        ---------       --------
 Total Current Liabilities                755,626        763,547


 Common Stock, $.01 par value,
 25,000,000 shares authozied,
 8,116,564 and 7,285,264 shares
 issued and outstanding as of August
 31, 2001 and May 31, 2000,
 respectively                              81,166         72,853
 Additional Paid in Capital            19,060,071     18,944,384
 Prepaid Consulting                             -        (55,237)
 Note Receivable - Burton Dubbin          (56,898)             -
 Deficit                              (19,839,785)   (19,724,596)
                                      -----------    -----------
 Total Stockholders' Equity           $  (755,446)   $  (762,596)
                                      -----------    -----------
                                      $       180    $       951
                                      ===========     ==========

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                              August 31,    August 31,
                                                 2001          2000
                                                 ----          ----

 Net Patient Services                        $       -     $       -

 Cost of Patient Services                            -             -
 Selling, General and Administrative            20,702       188,997
 Depreciation and Amortization                       -             -
 Consulting                                     94,487       172,000

                                             ---------     ---------
 Net Loss                                    $(115,189)    $(360,997)
                                               =======       =======
 Net Loss Per Common Share - Basic and
 Diluted                                     $   (0.02)    $   (0.05)
                                              ========      ========

 Weighted Average Number of Common
 and Common Equivalent Shares
 Outstanding                                 7,547,959     6,677,419
                                             =========     =========

                 Oak Tree Medical Systems, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                     for Three Months Ended August 31, 2001
                                   (Unaudited)

                                       Common Stock
                                     ---------------------------------------------------------------------------------------------
                                                          Additional        Prepaid       Note                          Total
                                                           Paid-in-                                                  Stockholders
                                      Shares     Amount    Capital         Consulting   Receivable     Deficit          Equity
                                      ------     ------    -------         ----------   ----------     -------       ------------

         BALANCE MAY 31, 2001      7,285,264    $72,853  $18,944,384       $(55,237)                  $(19,724,596)    $(762,596)
 Issuance of shares for services     120,000      1,200       17,800                                                      19,000
 Return of shares                    (88,700)      (887)         887                                                           -
 Exercise of stock options           800,000      8,000       72,000                      (56,898)                        23,102
 Stock issued in connection
   with prepaid consulting                                                   55,237                                       55,237
 Repricing of options                                         25,000                                                      25,000
 Net loss                                                                                             $   (115,189)     (115,189)
                                   ---------      ------  ----------        -------       -------     ------------     ---------
       BALANCE AUGUST 31, 2001     8,116,564     $81,166 $19,060,071              -      $(56,898)    $(19,839,785)    $(755,446)
                                   =========      ======  ==========        =======       =======     ============     =========

                Oak Tree Medical Systems, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                   Three Months     Three Months
                                                      Ended            Ended
                                                    August 31,      August 31,
                                                      2001             2000
                                                 --------------   --------------

 Cash flow from operating activities               $(115,189)       $(360,997)
       Net Loss
       Adjustments to reconcile net
      loss to net cash used in operating
      activities
            Common stock and stock options
              issued for services                    122,339          114,500
            Increase (decrease) in cash from
              Patient care receivables                     -           20,000
              Other current assets                         -           13,000
              Accounts payable and accrued
                expenses                               7,767          (20,069)
                                                 -----------          --------
                Net cash used in
                operating activities                  14,917         (233,566)

 Cash flows from investing activities

       Proceeds from sale of fixed assets                  -            1,962
                                                 -----------         --------
                 Net cash provided by
                (used in) investing activities             -            1,962
                                                 -----------         --------

 Cash flows from financing activities
       Proceeds from issuance of common stock                          94,705
       Borrowings(repayments) from(to)
      shareholder                                    (15,688)
                                                 -----------     ------------
                 Net cash provided by (used in)
                   financing activities              (15,688)          94,705
                                                 -----------     ------------

                 NET (DECREASE) INCREASE IN CASH        (771)        (136,899)
                                                 -----------     ------------
 Cash at beginning of year                               951          145,369
                                                 -----------     ------------
 Cash at end of year                               $     180        $   8,470
                                                 ===========     ============

 Supplemental Disclosure of Cash Flow Information:
      Interest Expense Paid                                -                -

                     OAK TREE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  OPERATIONS

      Oak Tree Medical Systems, Inc., a Delaware corporation, and its subsidiaries (the "Company") as of May 31, 2000, have closed their one medical facility in New York City. The Company has no operating revenue for the current year.

2.  CONSOLIDATED FINANCIAL STATEMENTS

      The Consolidated financial statements include all the accounts of Oak Tree Medical Systems, Inc. and it's wholly owned subsidiaries and Oak Tree Medical Practice, P.C., a professional practice entity over which the Company exercises significant influence and control. All material intercompany balances and transactions have been eliminated.

      The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2002. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form10-KSB for the fiscal year ended May 31, 2001.

3.  LIQUIDITY

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial losses in 2001 and 2000, used cash from operating activities in 2001 and 2000, and has negative working capital at August 31, 2001.

      In the past, the Company has funded its capital requirements from operating cash flow loans against its accounts receivables, loans from shareholders, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and pending acquisitions. Although the Company has in the past been and continues to be in discussions the potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment I the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution.

4.  COMMON STOCK

      In July 2001, Burton Dubbin exercised Stock Options to purchase 800,000 shares of the Company's Common Stock at $0.10 per share. Mr. Dubbin applied a $23,102 advance by him to the Company as a partial payment and the Company issued a three-year, interest bearing note at prime plus 1% for the remaining amount of $56,898.

      During July 2001, TTC Vermogensberatung A.G. ("TTC") returned 88,700 shares of Common Stock that it was unable to place. TTC was issued 200,000 shares of Common Stock for a private placement in May 2000. As of August 31, 2001 TTC has only placed 57,000 of the 200,000 shares, and holds the remaining 54,300.

5.  CONSULTING AGREEMENTS AND OPTION GRANTS

      In July 2001, the Company entered into a consulting agreement with Cary Kolopsky for a twelve-month period. Mr. Kolopsky will act as a public and financial relations advisor and consultant to the Company. Mr. Kolopsky received options to purchase 200,000 shares of the Company's Common Stock at the following prices:

                  15,000 Shares At $0.25 Per Share
                  50,000 Shares At $0.50 Per Share
                  10,000 Shares At $0.75 Per Share
                  25,000 Shares At $1.00 Per Share
                  50,000 Shares At $1.50 Per Share
                  50,000 Shares At $2.00 Per Share

      During June 2001, the Company repriced 720,000 options granted during November 2000 and 1,100,000 options granted during April 1999 to $0.10.


6.  SUBSEQUENT EVENTS

      In October 2001, Progressive Planning Associates exercised options to purchase 500,000 shares of the Company's stock. Progressive applied a $14,750 advance to the Company as a partial payment and the Company issued a three-year, interest bearing note at prime for the remaining $35,250.

      In October 2001, Scott Rosenblum exercised options to purchase 500,000 shares of the Company's stock. Mr. Rosenblum paid $5,000 of the Company's outstanding Accounts Payable and the Company issued a three-year, interest bearing note at prime for the remaining $45,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   General

   Until May 31, 2000, the Company engaged in the business of operating and managing physical therapy care centers. As of May 31, 2000, the Company closed the one remaining facility which was acquired in October 1996 because the cash flow from this facility was insufficient to support its operations.

   In July 1998, the Company sold substantially all of the assets and operations of its facilities located in Flushing and Upper Manhattan, New York due to insufficient cash flows from such facilities.

   In November and December 1998, the Company sold all the assets of its Lower Manhattan, New York physical therapy facility due to insufficient cash flows from such facility.


   Results of Operations

Three months ended August 31, 2001 compared to three months ended Auguat 31,
2000

      There were no patient revenues for the three months ended August 31, 2001 (the "2002 First quarter") and the three months ended August 31, 2000 (the "First Quarter 2001"). This is attributable to the fact that the primary medical group referring patients to the therapy center ceased operations as of January 2000 and the remaining facility closed in May 2000.

      Total expenses decreased by 68.1% to $115,189 for the First Quarter 2002 from $360,997 for First Quarter 2001, primarily due to decreased selling, general, and administrative expenses and consulting expense. Selling, general, and administrative expenses decreased from $188,997 to $20,702 or 89.1% due to the limited activity of the Company. Consulting expenses decreased from $172,000 to $94,487 or 45.1% due to the limited activity of the Company. The above factors contributed to a net loss of $115,189 ($0.02 per share) for the First Quarter 2002 as compared to a net loss of $360,997 ($0.05 per share) for the 2001 First Quarter.

      Liquidity and Capital Resources

   In the past, the Company has funded its capital requirements from operating cash flow, loans against its accounts receivable, sales of equity securites and the issuance of equity securities in exchange for assets acquired and services rendered. Inasmuch as the Company is inactive, any funding of operations will necessitate raising capital. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations and pending acquisitions. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful.

Any substantial private equity investment in the Company will result in voting dilution of the existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations may be in doubt.


   Forward Looking Statements

   This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements reflecting the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Additonal information or factors that may affect the business and financial results of the Company can be found in the other filing of the Company with the Securities and Exchange Commisision. The Company does not undertake to update any forward-looking statements.

   .
PART II - OTHER INFORMATION

Item 1.       Legal Matters


None


Item 2.  Changes in Securities and Use of Proceeds


None


Item 3.  Defaults Upon Senior Securities


None


Item 4.  Submission of Matters to a Vote of Security Holders


None


Item 5.  Other Information

None


Item 6. Exhibits and Reports on Form 8-K


(a)   Exhibits


      None.


(b)   Reports on Form 8-K


      None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OAK TREE MEDICAL SYSTEMS, INC.


      Dated:  October 12, 2001      By: /s/ Henry Dubbin
                                       ----------------------------------
                                    President and acting Chief Financial Officer
                                    (Principal Executive Officer and
                                    Principal Financial Officer)