Form 10QSB
period 2001-11-30
OAK TREE MEDICAL SYSTEMS INC
filed 2002-01-22
CIK 799426

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   (Mark One)

/X/     Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

        For the quarterly period ended November 30, 2001

/ /     Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ______ to _______

                        Commission file number 033-91432

                             NEW WORLD BRANDS, INC.

        (Exact name of small business issuer as specified in its charter)

           Delaware                                              020401674
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

          901 N.E. 125th Avenue, Suite 120, North Miami, Florida, 33161
                    (Address of principal executive offices)

                                 (305) 891-7389
                              (Issuer's telephone)

Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ____

Number of shares of common stock outstanding as of December 17, 2001:
14,751,564
Transitional Small Business Disclosure Format (check one):  Yes ___  No  X

INDEX
                                                                        Page
PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of November 30, 2001 and May 31, 2001 .....................  3

         Consolidated Statements of Operations
         for the three and six months ended
         November 30, 2001 and 2000 ...................................  4

         Consolidated Statement of Stockholders' Equity
         for the six Months Ended November 30, 2001 ...................  5

         Consolidated Statements of Cash Flows
         for the six months ended November 30, 2001 and 2000 ..........  6

         Notes to Consolidated Financial Statements ...................  7

Item 2.  Management's Discussion and Analysis of Financial
         condition and Results of Operations ..........................  9

PART II--OTHER INFORMATION

PART I  -  FINANCIAL INFORMATION

Item 1.     Financial Statements

                     New World Brands, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                           November 30, 2001
                                              Unaudited        May 31, 2001
                                           -----------------  -------------

Assets:
 Cash                                        $      1,136     $         951
 Accounts Receivable
                                                   40,543                 -
                                             ------------     -------------
 Total Assets                                $     41,679     $         951
                                             ============     =============

Liabilities and Stockholders Equity:
 Accounts Payable and Accrued Expenses       $    594,683     $     740,445
 Advances From Stockholders                        34,000            23,102
 Loan Payable - Bank                              200,000                 -
                                             ------------     -------------
 Total Current Liabilities                        828,683           763,547
                                             ------------     -------------

 Common Stock - $0.01 par value,
      25,000,000 shares authorized,
      14,626,564 and 7,285,264 shares
      issued and outstanding as of
      November 30, 2001 and May 31, 2001
      respectively.                               146,266            72,853
 Additional Paid in Capital                    18,844,893        18,944,384
 Prepaid Consulting                                     -           (55,237)
 Note Receivable - Progressive Planning           (99,484)                -
 Note Receivable - Scott Rosenblum                (45,000)                -
 Deficit                                      (19,633,679)      (19,724,596)
                                             ------------     -------------
 Total Stockholders' Equity                      (787,004)         (762,596)
                                             ------------     -------------
 Total Liabilities and Stockholders' Equity  $     41,679     $         951
                                             ============     =============

          See accompanying notes to consolidated financial statements

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (UNAUDITED)

                                             For the Three Months    For the Six Months
                                               Ended November 30,    Ended November 30,
                                                2001       2000        2001       2000
                                             ---------------------  ---------------------

Revenues
   Wine and Spirit Sales                     $  19,006  $        -  $   19,006  $       -
                                             ---------  ----------  ----------  ---------

   Total Revenues                               19,006           -      19,006          -
                                             ---------  ----------  ----------  ---------

Expenses
   Cost of Wine and Spirit Sales                12,500           -      12,500          -
   Selling, General, and Administrative         20,118      (6,776)     40,820    182,222
   Consulting Fees                              13,500     315,000     107,987    487,000
                                             ---------  ----------  ----------  ---------
   Total Expenses                               46,118     308,224     161,307    669,222
                                             ---------  ----------  ----------  ---------
   Net Loss Before Extraordinary Item          (27,112)   (308,224)   (142,301)  (669,222)

   Extraordinary Item-Forgiveness of
      Debt Income (net)                        233,218           -     233,218          -
                                             ---------  ----------  ----------  ---------
   Net Income(Loss)                          $ 206,106  $ (308,224) $   90,917  $(669,222)
                                             =========  ==========  ==========  =========
Net Income (Loss) Per Share of Common Stock:
   Basic and Diluted:
     Income (Loss) Before Extraordinary Item $   (0.00) $    (0.05) $    (0.01) $   (0.10)
     Extraordinary Item                           0.02           -        0.02          -
                                             ---------  ----------  ----------  ---------
     Net Income (Loss)                       $    0.02  $    (0.05) $     0.01  $   (0.10)
                                             =========  ==========  ==========  =========
Weighted Average Number of Common and
   Common Shares Oustanding:
     Basic -                                11,407,883   6,708,403   9,467,374  6,694,732
                                            ==========  ==========  ==========  =========
     Diluted -                              11,728,994   6,708,403   9,755,635  6,694,732
                                            ==========  ==========  ==========  =========

          See accompanying notes to consolidated financial statements

                     New World Brands, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Six Months Ended November 30, 2001
                                   (UNAUDITED)

                                                         Additional                                           Total
                                     Common Stock         Paid-in     Prepaid      Notes                   Stockholders
                                  Shares      Amount      Capital    Consulting  Receivable    Deficit       Equity
                                ---------------------  ------------  ----------  ----------  ------------  ------------

   BALANCE MAY 31, 2001           7,285,264  $ 72,853  $ 18,944,384  $ (55,237)  $        -  $(19,724,596) $ (762,596)

Issuance of shares for services     120,000     1,200        17,800                                             19,000

Issuance of shares for
   International Importers, Inc.  5,500,000    55,000      (306,078)                                          (251,078)

Return of Shares                    (88,700)     (887)          887                                                  -

Exercise of stock options         1,810,000    18,100       162,900                (144,484)                    36,516

Stock issued in connection with
      prepaid consulting                                                 55,237                                 55,237

Repricing of options                                         25,000                                             25,000

Net Income                                                                                         90,917        90,917
                                ---------------------  ------------  ----------  ----------  ------------  ------------

   BALANCE NOVEMBER 30, 2001     14,626,564  $146,266  $ 18,844,893  $        -  $ (144,484) $(19,633,679) $  (787,004)
                                ===========  ========  ============  ==========  ==========  ============  ============

          See accompanying notes to consolidated financial statements

                             New World Brands, Inc.
                             Statement of Cash Flows
               For the Six Months Ended November 30, 2000 and 2001
                                   (UNAUDITED)

                                          Six Months Ended     Six Months Ended
                                         November 30, 2001    November 30, 2000
                                         -----------------    -----------------
Cash flow from operating activities:
   Net Income (loss)                       $  90,917.00         $ (669,222.00)
   Adjustments to reconcile net
     income (loss) to net cash
     used in operating activities:
       Common stock and stock
         options issued for services             74,237               414,500

       Repricing of opions                       25,000                     -
       Changes in Operating assets
         and liabilities:

           Accounts receivable                  (10,227)               20,000

           Other current assets                       -                13,000

           Accounts payable and
              accrued expenses                 (221,702)             (100,479)
                                           ------------         -------------

              Net cash used in
                 operating activities           (41,775)             (322,201)

Cash flows from investing activities:
   Cash received from reorganization             13,546                     -
   Proceeds from sale of fixed assets                 -                 1,962
                                           ------------         -------------
       Net cash provided by
         investing activities                    13,546                 1,962
                                           ------------         -------------

Cash flows from financing activities:
   Net proceeds from issuance of
     common stock                                36,516               189,705
   Net repayments to stockholder                 (8,102)                    -
                                           ------------         -------------
       Net cash provided by
        financing activities                     28,414               189,705
                                           ------------         -------------
           Net change in cash                       185              (130,534)
                                           ------------         -------------

Cash at beginning of period                         951              145,369
                                           ------------         -------------

Cash at end of period                      $      1,136         $      14,835
                                           ============         =============

Supplemental Disclosure of Cash Flow
 Information:
   Interest Paid                           $      1,224         $           -
                                           ============         =============

Non-cash investing and financing
  activity - reorganization:
   Increase in assets                      $     43,862         $           -
   Increase in liabilities                     (294,940)                    -
   Charge to Additional Paid In Capital         306,078                     -
                                           ------------         -------------
   Common stock issued                     $     55,000         $           -
                                           ============         =============

          See accompanying notes to consolidated financial statements

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  OPERATIONS

     New World Brands, Inc. (formerly Oak Tree Medical Systems, Inc.), a
Delaware corporation, and its subsidiaries (the "Company") import wine and spirits for distribution in the United States. The Company holds the exclusive distribution rights for the wines of L.A. Cetto in the United States. The
Company has established arrangements for distribution of its products with major wine and spirit wholesale distributors from New York to California.

     On October 16, 2001, the Company entered into a "Plan and Agreement of
Reorganization" with International Importers, Inc. ("Importers") whereby all shares of common stock of Importers were converted into and became the right to receive, in the aggregate, 5,500,000 shares of the Company's common stock.

     On October 17, 2001, the Board of Directors adopted a resolution to change the Company's name to New World Brands, Inc. This reflects the new business plan of the company after the October 16, 2001 reorganization with International
Importers, Inc., a wine and spirits importer.

2.  CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include all the accounts of New World
Brands, Inc. and it's wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

     The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the
Company's Form 10-KSB and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

     Footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulation of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2001.

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

3.  LIQUIDITY

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern. The Company has incurred substantial losses in 2001 and 2000, used cash from operating activities in 2001 and 2000, and has negative working capital at November 30, 2001.

     In the past, the Company has funded its capital requirements from operating cash flow loans against its accounts receivables, loans from shareholders, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations. Although the Company has in the past been and continues to be in discussions the potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the
Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution.

4.  COMMON STOCK

     In October 2001, Progressive Planning Associates exercised stock options to purchase 500,000 shares of the Company's common stock. Progressive applied a
$7,414 advance to the Company as a partial payment and issued to the Company a three-year, interest-bearing note at prime for the remaining $42,586.

     In October 2001, Scott Rosenblum exercised options to purchase 500,000 shares of the Company's stock. Mr. Rosenblum paid $5,000 of the Company's outstanding Accounts Payable and issued to the Company a three-year, interest-bearing note at prime for the remaining $45,000.

     On October 16, 2001 the Company issued 5,500,000 shares of common stock, of which 1,500,000 are held in escrow, in accord with its reorganization with
Importers.

     During November 2001, Fred Singer exercised stock options to purchase
10,000 shares of the Company's common stock at $0.10 per share.

5.  CONSULTING AGREEMENTS AND OPTION GRANTS

     In July 2001, the Company entered into a consulting agreement with Cary
Kolopsky for a twelve-month period. Mr. Kolopsky will act as a public and financial relations advisor and consultant to the Company. Mr. Kolopsky received options to purchase 200,000 shares of the Company's Common Stock at the various prices.

     During June 2001, the Company repriced 720,000 options granted during
November 2000 and 1,100,000 options granted during April 1999 to $0.10.

     During October 2001, the Company repriced 550,000 options to $0.46. All of the options were granted during January 2000. At November 30, 2001, no additional expense exists relating to this repricing.

6.  SUBSEQUENT EVENTS

     In December 2001, Progressive Planning Associates exercised stock options to purchase 125,000 shares of the Company's common stock at $0.46 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

General

     On October 16, 2001 the Company entered into a Plan and Agreement of
Reorganization with Importers, a wine and spirits importer. The Company now is engaged in the business of importing wine and spirits for distribution in the continental United States.

     Until May 31, 2000, the Company engaged in the business of operating and managing physical therapy care centers. As of May 31, 2000, the Company closed the one remaining facility that was acquired in October 1996 because the cash flow from this facility was insufficient to support its operations.

Results of Operations

Six months ended November 30, 2001 compared to Six months ended November 30,
2000:

     There was $19,006 in revenue for the six months ended November 30, 2001
(the "2002 Six Months"). This revenue represents wine and spirit sales since the
October 16, 2001 reorganization with Importers. There were no patient revenues for the 2002 Six Months and the six months ended November 30, 2000 (the "2001
Six Months"). This is attributable to the fact that the primary medical group referring patients to the therapy center ceased operations as of January 2000 and the remaining facility closed in May 2000.

     During the six months ended November 30, 2001, the company recorded forgiveness of debt income in the amount of $233,218. This represents settlements negotiated with creditors that reduced the Company's Accounts
Payable and Accrued Expenses.

     Total expenses decreased by 75.9% to $161,307 for the 2002 Six Months from
$669,222 for the 2001 Six Months, primarily due to decreased selling, general, and administrative expenses and consulting expense. Cost of Sales increased from
$0 to $12,500 for the 2002 Six Months, due to the purchases of wine and spirits since the October 16, 2001 reorganization with Importers. Selling, general, and administrative expenses decreased from $182,222 to $40,820 or 77.5% due to the limited activity of the Company. Consulting expenses decreased from $487,000 to
$107,987 or 77.8% due to the limited activity of the Company. The above factors contributed to a net income of $90,917 ($0.01 per share) for the 2002 Six Months as compared to a net loss of $669,222 ($0.10 per share) for the 2001 Six Months.

Liquidity and Capital Resources

     In the past, the Company has funded its capital requirement from operating cash flow, loans against its accounts receivable, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. To facilitate future growth of the Company, any funding of operations will necessitate raising capital. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful.

     Any substantial private equity investment in the Company will result in voting dilution of the existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations maybe in doubt.

Forward Looking Statements

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E or the
Exchange Act, including statements reflecting the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Additional information or factors that may affect the business and financial results of the Company can be found in the other filings of the Company with the Securities and Exchange Commission. The
Company does not undertake to update any forward-looking statements.

PART II  -  OTHER INFORMATION

Item 1.  Legal Matters

         None

Item 2.  Changes in Securities and Use of Proceeds

     The Company issued 5,500,000 shares of common stock in connection with the
Plan of Reorganization pursuant to an exemption under Section 4(2) of the
Securities Act.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company filed an Information Statement pursuant to Section 4(c) of the
Exchange Act during the quarter ended November 30, 2001.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

             The Company filed Form 8-K on November 20, 2001 to report a change in control of the Company, the resignation of certain directors and officers of the Company, and to announce appointment of new officers and directors.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Dated:  January 18, 2002   By: /s/  Allen Salzman
                                   Chief Executive Officer

Dated:  January 18, 2002   By: /s/  Marvin Ribotsky
                                   Chief Financial Officer, Vice President

