Form 10QSB
period 2002-02-28
NEW WORLD BRANDS INC
filed 2002-04-15
CIK 799426

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
/X/     Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

For the quarterly period ended February 28, 2002

/ /     Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ______ to ______

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

Yes   X    No ____

Number of shares of common stock outstanding as of April 11, 2002:  15,181,564

Transitional Small Business Disclosure Format (check one):  Yes ___  No  X
                                                                                                                                                       -----

INDEX
                                                                        Page
PART I-- FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets
            as of February 28, 2002 and May 31, 2001                      3

            Consolidated Statements of Operations
            for the three and nine months ended February 28, 2002
            and 2001                                                      4

            Consolidated Statement of Stockholders Equity
            for the nine months ended February 28, 2002 and 2001          5

            Consolidated Statements of Cash Flows
            for the nine months ended February 28, 2002
            and 2001                                                      6

            Notes to Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of Financial
            condition and Results of Operations                           9

PART II-- OTHER INFORMATION

Item 1.     Legal Matters                                                 11

Item 2.     Changes in Securities and the Use of Proceeds                 11

Item 3.     Defaults Upon Senior Securities                               11

Item 4.     Submission of Matters to a Vote of Security Holders           11

Item 5.     Other Information                                             11

Item 6.     Exhibits and Reports on Form 8-K                              11

SIGNATURES

PART I  -  FINANCIAL INFORMATION

Item 1.     Financial Statements

                     New World Brands, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                            February 28, 2002
                                                Unaudited         May 31, 2001
                                            -----------------   ----------------

 Assets:
 Cash                                         $      19,464       $        951
 Accounts receivable                                 71,266                -
 Prepaid expenses                                    21,000                -
                                              -------------       ------------
 Total current assets                               111,730                951

 Fixed assets                                        54,000                -
                                              -------------       ------------
 Total assets                                 $     165,730       $        951
                                              =============       ============

 Liabilities and stockholders equity:
 Accounts payable and accrued expenses        $     144,120       $    740,445
 Advances from stockholders                          39,000             23,102
 Loan payable - bank                                221,000                -
                                              -------------       ------------
 Total current liabilities                          404,120            763,547
                                              -------------       ------------

 Common stock - $0.01 par value,
    25,000,000 shares authorized,
    15,131,564 and 7,285,264 shares
    issued and outstanding as of
    February 28, 2002 and May 31, 2001
    respectively.                                   151,316             72,853
 Additional paid in capital                      19,091,993         18,944,384
 Prepaid consulting                                     -              (55,237)
 Note receivable - Progressive Planning             (99,484)               -
 Note receivable - Scott Rosenblum                  (45,000)               -
 Deficit                                        (19,337,215)       (19,724,596)
                                              -------------       ------------
 Total stockholders' equity                        (238,390)          (762,596)
                                              -------------       ------------
 Total liabilities and stockholders' equity   $     165,730       $        951
                                              =============       ============

Notes to Financial Statements are an integral part of the financial statements.

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (UNAUDITED)

                                                 For the Three Months        For the Nine Months
                                                  Ended February 28,          Ended February 28,
                                                  2002            2001        2002          2001
                                              --------------------------  --------------------------
 Revenues
    Wine and spirit sales                     $     38,696  $        -    $     57,702  $        -
                                              ------------  ------------  ------------  ------------
    Total revenues                                  38,696           -          57,702           -
                                              ------------  ------------  ------------  ------------
 Expenses
    Cost of wine and spirit sales                   15,649           -          28,149           -
    Selling, general, and administrative            60,860       (72,491)      101,680       109,732
    Depreciation and amortization                      -           1,962           -           1,962
    Consulting fees                                 99,250       146,494       207,237       633,494
    Write down on investment                           -       1,994,214           -       1,994,214
                                              ------------  ------------  ------------  ------------
    Total expenses                                 175,759     2,070,179       337,066     2,739,402
                                              ------------  ------------  ------------  ------------

    Net loss before extraordinary item            (137,063)   (2,070,179)     (279,364)   (2,739,402)
    Extraordinary item-forgiveness of
      debt income (net)                            433,527           -         666,745           -
                                              ------------  ------------  ------------  ------------
    Net income(loss)                          $    296,464  $ (2,070,179) $    387,381  $ (2,739,402)
                                              ============  ============  ============  ============

Net income (loss) per share of common stock:
  Basic and diluted:
    Income (loss) before extraordinary item   $      (0.01) $      (0.29) $      (0.03) $      (0.39)
    Extraordinary item                                0.03           -            0.06           -
                                              ------------  ------------  ------------  ------------
    Net income (loss)                         $       0.02  $      (0.29)    $    0.03  $      (0.39)
                                              ============  ============  ============  ============

Weighted average number of common and common
   share equivalents oustanding:
    Basic -                                     14,938,425     7,132,261    11,271,017     7,031,685
                                              ============  ============  ============  ============
    Diluted -                                   15,687,549     7,132,261    11,768,436     7,031,685
                                              ============  ============  ============  ============

Notes to Financial Statements are an integral part of the financial statements.

                     New World Brands, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Nine Months Ended February 28, 2002
                                   (UNAUDITED)

                                                           Additional                                           Total
                                        Common Stock        Paid-in      Prepaid      Notes                  Stockholders
                                     Shares     Amount      Capital     Consulting  Receivable    Deficit      Equity
                                  ----------------------  ------------  ----------  ----------  ------------ ------------

   BALANCE MAY 31, 2001             7,285,264  $  72,853  $ 18,944,384  $ (55,237)  $      -    $(19,724,596) $ (762,596)

 Issuance of shares for services      145,000      1,450        31,300                                            32,750

 Issuance of shares for
    International Importers, Inc.   5,500,000     55,000      (306,078)                                         (251,078)

 Return of shares                     (88,700)      (887)          887                                               -

 Issuance of stock options for
   services                                                     27,500                                            27,500

 Exercise of stock options          2,290,000     22,900       369,000                (144,484)                  247,416

 Stock issued in connection with
    prepaid consulting                                                     55,237                                 55,237

 Repricing of options                                           25,000                                            25,000

 Net income                                                                                          387,381     387,381
                                  -----------  ---------  ------------  ----------  ----------  ------------  ----------

   BALANCE FEBRUARY 28, 2002       15,131,564  $ 151,316  $ 19,091,993  $     -     $ (144,484) $(19,337,215) $ (238,390)
                                  ===========  =========  ============  ==========  ==========  ============  ==========

Notes to Financial Statements are an integral part of the financial statements.

                             New World Brands, Inc.
                             Statement of Cash Flows
              For the Nine Months Ended February 28, 2002 and 2001
                                   (UNAUDITED)
                                                     Nine Months Ended    Nine Months Ended
                                                     February 28, 2002    February 28, 2001
                                                    ------------------   ------------------
Cash flow from operating activities:
    Net income (loss)                                  $    387,381        $   (2,739,402)
    Adjustments to reconcile net income
      (loss) to net cash used in
      operating activities:
        Write down on investment                                                1,994,214
        Depreciation and amortization                                               1,962
        Common stock and stock options
          issued for services                               115,487               547,500
        Repricing of options                                 25,000                   -
        Changes in operating assets and liabilities:
          Accounts receivable                               (40,950)               20,000
          Other current assets                              (21,000)               13,000
          Accounts payable and accrued expenses            (672,265)             (172,001)
                                                       ------------        ---------------
        Net cash used in operating activities              (206,347)             (334,727)
                                                       ------------        ---------------
Cash flows from investing activities:

    Cash used to purchase fixed assets                      (54,000)                  -
    Cash received from reorganization                        13,546                   -
                                                       ------------        ---------------
        Net cash provided by investing activities           (40,454)                  -
                                                       ------------        ---------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock              247,416               189,705
    Net borrowings - bank                                    21,000
    Net borrowings (repayments) to stockholder               (3,102)               13,059
                                                       ------------        ---------------
        Net cash provided by financing activities           265,314               202,764
                                                       ------------        ---------------

          Net change in cash                                 18,513              (131,963)
                                                       ------------        ---------------
Cash at beginning of period                                     951               145,369
                                                       ------------        ---------------
Cash at end of period                                  $     19,464        $       13,406
                                                       ============        ===============

Supplemental disclosure of cash flow information:
    Interest paid                                      $      1,224        $          -
                                                       ============        ===============

Non-cash investing and financing activity - reorganization:
    Increase in assets                                 $     25,927
    Increase in liabilities                                (259,103)
    Change in additional paid in capital                    288,176
                                                       ------------
    Change in common stock issued                      $     55,000
                                                       ============

Notes to Financial Statements are an integral part of the financial statements.

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

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (UNAUDITED)

3.  LIQUIDITY

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern. The Company has incurred substantial losses in 2001 and 2000, used cash from operating activities in 2001 and 2000, and has negative working capital at February 28, 2002.

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

4.  COMMON STOCK

     In December 2001, options to purchase 125,000 shares of the Company's common stock were exercised at $0.46 per share.

     During January 2002, options to purchase 155,000 shares of the Company's common stock were exercised at $0.46 per share.

     In January 2002, options to purchase 200,000 shares of the Company's common stock were exercised at $0.40 per share.

     On January 23, 2002, the Company issued 25,000 shares of Common Stock to
Vfinance, Inc. pursuant to a consulting agreement. The shares were issued at the closing market price of $0.55 per share.

5.  CONSULTING AGREEMENTS AND OPTION GRANTS

     In January 2002, the Company entered into a consulting agreement with
Vfinance, Inc. for a twelve-month period. VFinance will provide the Company financial and management consulting, and investment banking services. Vfinance will received 25,000 shares of the Company's Common Stock, 50,000 warrants to purchase the Company's Common Stock, and cash compensation in the amount of
$31,500.

6.  SUBSEQUENT EVENTS

     None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations

General

     On October 16, 2001 the Company entered into a Plan and Agreement of
Reorganization with International Importers, Inc. ("Importers") a wine and spirits importer. The Company now is engaged in the business of importing wine and spirits for distribution in the continental United States.

     Until May 31, 2000, the Company engaged in the business of operating and managing physical therapy care centers. As of May 31, 2000, the Company closed the one remaining facility that was acquired in October 1996 because the cash flow from this facility was insufficient to support its operations.

Results of Operations

Nine months ended February 28, 2002 compared to Nine months ended February 28,
2001:

     There was $57,702 in revenue for the nine months ended February 28, 2002
(the "2002 Nine Months"). This revenue represents wine and spirit sales since the October 16, 2001 reorganization with Importers. There were no patient revenues for the 2002 Nine Months and the nine months ended February 28, 2001
(the "2001 Nine Months"). This is attributable to the fact that the primary medical group referring patients to the therapy center ceased operations as of
January 2000 and the remaining facility closed in May 2000.

     During the nine months ended February 28, 2002, the company recorded forgiveness of debt income in the amount of $666,745. This represents settlements negotiated with creditors that reduced the Company's Accounts
Payable and Accrued Expenses.

     Total expenses decreased by 87.7% to $337,066 for the 2002 Nine Months from
$2,739,402 for the 2001 Nine Months, primarily due to a $1,994,214 write down of investments that occurred in the 2001 Nine Months. Cost of Sales increased from
$0 to $28,149 for the 2002 Nine Months, due to the purchases of wine and spirits since the October 16, 2001 reorganization with Importers. Selling, general, and administrative expenses, depreciation expense, and consulting expense decreased by 58.6% to $308,917 for the 2002 Nine Months from $745,188 for the 2001 Nine
Months due to the limited activity of the Company. The above factors contributed to a net income of $387,381 ($0.03 per share) for the 2002 Nine Months as compared to a net loss of $2,739,402 ($0.39 per share) for the 2001 Nine Months.

Three months ended February 28, 2002 compared to Three months ended February 28,
2001:

     There was $38,696 in revenue for the three months ended February 28, 2002
(the "2002 Three Months"). There were no patient revenues for the 2002 Three
Months and the three months ended February 28, 2001 (the "2001 Three Months").
This is attributable to the fact that the primary medical group referring patients to the therapy center ceased operations as of January 2000 and the remaining facility closed in May 2000.

     During the three months ended February 28, 2002, the company recorded forgiveness of debt income in the amount of $433,527. This represents settlements negotiated with creditors that reduced the Company's Accounts
Payable and Accrued Expenses.

     Total expenses decreased by 91.6% to $175,759 for the 2002 Three Months from $2,070,179 for the 2001 Three Months, primarily due to a $1,994,214 write down of investments that occurred in the 2001 Three Months. Cost of Sales increased from $0 to $15,649 for the 2002 Three Months, due to the purchases of wine and spirits relating to Importers. Selling, general, and administrative expenses, depreciation expense, and consulting expense increased by 110.7% to
$160,110 for the 2002 Three Months from $75,965 for the 2001 Three Months. The increase reflects a reduction in legal and accounting expenses that occurred in the 2001 Three Months. The above factors contributed to a net income of $296,464
($0.02 per share) for the 2002 Three Months as compared to a net loss of
$2,070,179 ($0.29 per share) for the 2001 Three Months.

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

                                       10

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

Item 1. Legal Matters

     None

Item 2. Changes in Securities and Use of Proceeds

     The Company issued 25,000 shares of common stock pursuant to exemption under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     None

                                       11

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Dated:  April 15, 2002      By:  /s/  Allen Salzman
                                    Chief Executive Officer

Dated:  April 15, 2002      By:  /s/  Marvin Ribotsky
                                    Chief Financial Officer, Vice President

                                       12