Form 10KSB
period 2002-05-31
NEW WORLD BRANDS INC
filed 2002-08-29
CIK 799426

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934.

                    For the annual period ended May 31, 2002

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934 for
                  the transition period from ______ to ______.

                        Commission file number 033-91432

                             NEW WORLD BRANDS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                02-0401674
     -------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

          901 N.E. 125th Street, Suite 120, North Miami, Florida, 33161
         ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 891-7389
                              --------------------
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

The Registrant's revenues for its most recent fiscal year: $164,054 Number of shares of common stock outstanding as of August 27, 2002: 15,546,564 The aggregate market value of voting and non-voting Common Stock (9,401,564 shares)
held by non-affiliates computed by reference to the closing price of the Common
Stock as of August 27, 2002: $1,504,250 Transitional Small Business Disclosure
Format (check one):

                                 Yes [ ] No [X]

PART I

Item 1.  Business

        New World Brands, Inc. (formerly Oak Tree Medical Systems, Inc.), a
Delaware corporation, and its subsidiaries (the "Company") import wine and spirits for distribution in the United States. The Company holds the exclusive distribution rights for the wines of L.A. Cetto in the United States. The Company has established arrangements for distribution of its products with major wine and spirit wholesale distributors from New York to California. The Company is in the initial stages of developing its relationships with suppliers and customers, and is currently dependent on one supplier and had five customers that represented in excess of 10% of total sales in fiscal 2002.

        On October 16, 2001, the Company entered into a "Plan and Agreement of
Reorganization" with International Importers, Inc. ("Importers") whereby all shares of common stock of Importers were converted into and became the right to receive, in the aggregate, 5,500,000 shares of the Company's common stock.

        On October 17, 2001, the Board of Directors adopted a resolution to change the Company's name to New World Brands, Inc. This reflects the new business plan of the company after the October 16, 2001 reorganization with Importers, a wine and spirits importer.

        Oak Tree Medical Systems, Inc., a Delaware corporation ("Oak Tree"), was incorporated in Delaware on May 27, 1986. The Oak Tree was engaged in operating and managing physical therapy care centers and related medical practices. As of
May 31, 2000, the Oak Tree closed the one remaining medical facility in New York
City and was inactive until the October 16, 2001 reorganization with Importers.

Employees

        As of May 31, 2002 the Company had four full-time employees and no part-
time employees.

Item 2.  Property

        The Company leases it's headquarter office located at 901 NE 125th
Street, Suite 120, North Miami, Florida 33161.

Item 3.  Legal Proceedings

        The Company is not party to any material litigation or other proceedings that management believes would result in judgments that would have a material adverse effect on the Company.

Item 4.  Submissions of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock is currently traded in the over-the-counter market on the OTC Electronic Bulletin Board of the National Association of
Securities Dealers (the "NASD"). The following table sets forth, for the fiscal quarters indicated, high and low closing bid prices for the Common Stock in the over-the-counter market as reported by the NASD. The information below reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.
                                                            Low Bid  High Bid
                                                            -------  --------
Fiscal Year Ended May 31, 2002
         First Quarter...............................       $0.090     $0.389
         Second Quarter..............................        0.100      0.750
         Third Quarter...............................        0.370      0.800
         Fourth Quarter..............................        0.350      0.700

Fiscal Year Ended May 31, 2001
         First Quarter...............................        $0.625    $1.563
         Second Quarter..............................         0.438     1.188
         Third Quarter...............................         0.203     0.938
         Fourth Quarter..............................         0.090     0.313

        As of August 27, 2002, there were approximately 164 holders of record of the Company's Common Stock. The closing bid and asked prices for the Company's
Common Stock on August 27, 2002, were $0.14 and $0.16 respectively.

        The Company has not paid any cash dividends on its Common Stock to date, and the Company does not contemplate the payment of cash dividends in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's ability to pay dividends.

        The following table provides information, as of May 31, 2002, with respect to all of our compensation plans under which equity securities are authorized for issuance:

                                   Number of securities
                                    to be issued upon     Weighted average
                                       exercise of       exercise price of   Number of securities
                                   outstanding options, outstanding options, remaining available
        Plan Category              warrants and rights  warrants and rights  for future issuance
-------------------------------    -------------------- ------------------- ----------------------
Plans approved by stockholders
Plans not approved by stockholders    430,000              $  0.19            4,800,000
                                   -------------------- ------------------- ----------------------
                                      430,000                                 4,800,000
                                   ====================                     ======================

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.

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

Results of Operations

         2002 Fiscal Year Compared to 2001 Fiscal Year

        There was $164,054 in revenue for the year ended May 31, 2002 ("Fiscal
2002"). This revenue represents wine and spirit sales since the October 16, 2001 reorganization with Importers. There were no patient revenues for Fiscal 2002 or the year ended May 31, 2001 ("Fiscal 2001"). This is attributable to the fact that the primary medical group referring patients to the therapy center ceased operations as of January 2000 and the remaining facility closed in May 2000.

        During Fiscal 2002, the company recorded forgiveness of debt income in the amount of $646,655. This represents settlements negotiated with creditors that reduced the Company's Accounts Payable and Accrued Expenses.

        Total expenses decreased by 85.8% to $483,264 for Fiscal 2002 from
$3,407,193 for Fiscal 2001. This was due to a $1,994,214 write down of investments that occurred in Fiscal 2001 and the limited activity of the Company prior to the October 16, 2001 reorganization with Importers. Cost of Sales increased from $0 to $84,656 for Fiscal 2002, due to the purchases of wine and spirits since the reorganization with Importers. Selling, general, and administrative expenses increased by 63.9% to $228,264 for Fiscal 2002 from
$139,203 for Fiscal 2001 due to the renewed activity of the Company since the reorganization with Importers. Consulting fees decreased by 80.9% to $242,791 for Fiscal 2002 from $1,271,814 for Fiscal 2001 due to the limited activity of the Company prior to the reorganization with Importers. The above factors contributed to a net income of $242,789 or $0.02 per share for Fiscal 2002 as compared to a net loss of ($3,407,193) or ($0.48) per share for Fiscal 2001.

Liquidity and Capital Resources

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred substantial losses in 2001, used cash from operating activities in 2002 and 2001, and has negative working capital at May 31, 2002.

        As of May 31, 2002, the Company has two loans ("Operating Loan" and
"Auto Loan") and a line of credit from Commercebank, N.A. The Operating loan's outstanding balance was $167,708 with an variable interest rate of 0.25% plus prime. The term of the Operating Loan is for 4 years with principal and interest payments made monthly. The Auto loan's outstanding balance is $44,945 with and interest rate of 6.5%. The term of the Auto Loan is for 3 years with principal and interest payments made monthly. The line of credit is in the amount of
$25,000, as of May 31, 2002 $0 had been borrowed. The interest rate is variable at 0.25% plus prime, with interest payment made monthly and the principal payable on demand.

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

Forward Looking Statements

        This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E or the Exchange Act, including statements reflecting the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that may affect the business and financial results of the Company include the following. The
Company does not undertake to update any forward-looking statements.

        Limited Operating History. In October 2001, the Company acquired
International Importers, Inc. ("Importers") pursuant to a merger agreement.
Importers was incorporated in March 2000 for the purpose of acquiring the exclusive distribution rights of L.A. Cetto Wines. In September 2000, Importers acquired the exclusive distribution rights of L.A. Cetto Wines in the United States and its territories. Importers began distributing wine in January 2001. Immediately prior to the acquisition of Importers, the Company had substantially no operations. As a result, the Company has limited operating history upon which investors may evaluate the Company's performance, and the likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses. These include, but are not limited to, unanticipated problems relating to marketing and competition, and additional costs and expenses that may exceed current estimates. There can be no assurance that future revenues from sales of the Company's products will occur or be significant, or that the Company will be able to sell its products at a profit. Future revenues and profits, if any, will depend on various factors, including, but not limited to, the successful implementation by the Company of its business plan and planned growth.

        Dependence on Distribution Network. The Company imports wines and spirits and sells these products principally to distributors for resale to restaurants and retail outlets. The success of the Company will largely depend on its ability to expand its relationships with distributors and other entities involved in the process of wine and spirits distribution and sales. The failure to expand such relationships could impact adversely on the Company's business.

        Additionally, the laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace distributors, poor performance of the Company's major distributors or the Company's inability to collect accounts receivable from its major distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

        Because the Company is in the initial stages of implementing its business plan, the Company is dependent on a relatively small number of distributors. As a result, the loss of one or more of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence on Suppliers. The Company is in the initial stages of developing its relationships with suppliers of wines and spirits, and is currently dependent on one supplier. As a result, until the Company can expand its network of suppliers, the loss of the Company's key supplier would have a material adverse effect on the Company's business, financial condition and results of operations.

        Additionally, current and future suppliers to the Company will be heavily dependent upon raw materials, such as grapes, grape juice concentrate, grains, alcohol and packaging materials from third-party suppliers. If the Company's current or future suppliers experience raw material supply, production or shipment difficulties, such difficulties could adversely affect the Company's suppliers' ability to supply goods to the Company. These suppliers are also directly affected by increases in the costs of such raw materials. In the past, these suppliers have experienced increases in the cost of grapes. In the event demand for certain wine products exceeds expectations, these suppliers could experience shortages. Also, these suppliers must be able to obtain a sufficient number of glass bottles, which have only a small number of producers. The inability of glass bottle suppliers to satisfy requirements of these suppliers could adversely affect these suppliers' ability to fulfill the Company's purchase requirements from such supplier, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence Upon Consumer Spending and Preferences. The success of the
Company's business depends upon a number of factors related to the level of consumer spending, including the general state of the economy and consumer confidence in future economic conditions. Changes in consumer spending can affect both the quantity and price level of wines and spirits that customers are willing to purchase at restaurants or through retail outlets. Reduced consumer confidence and spending may result in reduced demand for the Company's products, limitations on its ability to increase prices and increased selling and promotional expenses. A sudden and unexpected shift in consumer preferences or a reduction in sales of wine and spirits generally could have a material adverse effect on the Company's business, financial condition and results of operations.

        Competition. The wine and spirits industry is highly competitive and highly fragmented. The wine and spirits industry has also experienced significant consolidation in recent years and many of the Company's competitors have significantly greater capital resources than the Company. There can be no assurance that the Company's products will be able to successfully compete with its competitors.

        In addition, the Company's distributors (and the retailers that are the customers of distributors) offer products that compete directly with the
Company's products for retail shelf space and consumer purchases. Accordingly, there is a risk that these distributors or retailers may give higher priority to products of the Company's competitors. In the future, the Company's distributors and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support.

        Government Regulation. The wine and spirits industry is subject to extensive regulation by the U.S. Federal Bureau of Alcohol, Tobacco and Firearms
and various foreign agencies, state liquor authorities and local authorities.
These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes and international tariffs could materially adversely affect the financial results of the Company. The Company can provide no assurance that there will not be future legal or regulatory challenges to the industry, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        Consumer Perception of Health Issues. While a number of research studies suggest that various health benefits may result from the moderate consumption of alcohol, other studies conclude or suggest that alcohol consumption does not have any health benefits and may in fact increase the risk of stroke, cancer and other illnesses. If an unfavorable report on alcohol consumption gains general support, it could have a material adverse effect on the Company's business, financial condition and results of operations.

        Factors Affecting Growth. The Company plans to continue to grow its organization and to spend significant funds to promote the Company and its services. The Company expects to continue to hire additional people in areas of the Company in order to support its business. As a result of all of these factors, to achieve operating profitability, excluding non-cash charges, the
Company will need to formulate a substantial customer base and minimize overall costs of providing services. The Company cannot assure any investor that it will be able to generate revenues or increase its operating efficiencies in this manner.

        Ability to Manage Growth. The Company believes that as its business plan is more fully realized, the Company may experience a period of rapid growth that will result in new and increased responsibilities for management personnel and will place a significant strain upon the Company's management, operating and financial systems and resources. To accommodate any rapid growth and to compete effectively and manage future growth, the Company will be required to implement and improve its operational, financial and management information systems, procedures and controls on a timely and cost-effective basis and to expand, train, motivate and manage its work force. There can be no assurance that the
Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, operating results and financial condition.

        Reliance on Key Personnel. Our success is greatly dependent upon the continued participation of our executive officers. In addition to providing general supervision and direction, our executive officers provide active direction, supervisions and management of our sales and marketing efforts. Loss of the services of Marvin Ribotsky, our Chairman, Allen Salzman, our CEO, or
Harvey Bronstein, our President, could would have a material adverse effect on our business. The Company will need to retain additional qualified and experienced personnel to implement its business plan. There can be no assurance that the
Company will be able to retain its current employees, or that it will be able to recruit additional knowledgeable and experienced employees and consultants in the future to meet its business needs. The loss of the Company's management and/or key personnel could have a material adverse impact on the Company.

        Foreign Currency and Operations Exposure. The Company may conduct some of its import activity for wine, spirits and packaging supplies in foreign currency. Accordingly, there is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse trade regulations could adversely impact the costs of these items and have an adverse impact on the
Company's profitability. In addition, the imposition of unforeseen and adverse traderegulations could have an adverse effect on the Company's imported wine and spirits operations and thus on the Company's business, financial condition and results of operations.

        Capital Requirements. Capital will be needed for the effective integration, operation and expansion of the Company's business. In addition, the Company may from time to time require capital for renovation and expansion. Although the
Company believes it will be able to secure all needed financing, the Company has no agreements for financing, and there can be no assurance that the Company will be able to obtain funds when needed on satisfactory terms or at all. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

        Control by Present Management. Our officers and directors as a group control approximately 29% of our outstanding common stock, exclusive of options.
Although this percentage is below 51%, such percentage does provide our officers and directors with significant control over the ability to elect a majority of the Board of Directors, to control the management of the Company, and to influence the outcome of corporate transactions or other matters submitted to our stockholders for approval. The interests of our stockholders that are officers and directors of the Company could differ from the interests of other stockholders.

        Issuance of Additional Shares. The Company will likely issue additional shares of Common Stock either in connection with future acquisitions of assets, contract negotiations, retention of key personnel or subsequent fund raising endeavors. Any additional issuance of shares of Common Stock will have the effect of diluting the equity interest of the holders of shares of Common Stock.

        No Dividends. Payment of dividends on the Common Stock is within the discretion of the Board of Directors and will depend upon the Company's future earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends on its Common
Stock for the foreseeable future.

Item 7.  Financial Statements

        The financial statements and information required by Item 7 are included in the Index shown at Item 13.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure

        On August 17, 2000, the Company dismissed Grant Thornton LLP ("Grant
Thornton") as the independent accountants for the Company. Grant Thornton's report on the financial statements of the Company for the fiscal year ended May
31, 1999 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.
During the Company's fiscal year ended May 31, 1999 and through August 17, 2000, there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of
Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the Company's fiscal year ended May 31, 1999 and through August 17, 2000, Grant Thornton did not advise the Company of any of the matters referred to in Item 304(a)(1)(iv)(B) of
Regulation S-B. On August 17, 2000, the Company's Board of Directors engaged
Wiss & Company, LLP as the Company's independent accountants.

Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons;
         Compliance  with Section  16(a) of the Exchange Act.

        The directors and executive officers of the Company and their positions at July 26, 2002 were as follows:

     Name                 Age                   Position
     ----                 ---                   --------

  Allen Salzman           67          Chief Executive Officer and Director
  Harvey Bronstein        60          President and Director
  Marvin Ribotsky         67          Vice President and Chairman of the Board
  Wendy Blotner           36          Chief Financial Officer
  Scott Rosenblum         52          Director

        ALLEN SALZMAN has served as Chief Executive Officer and Director of the
Company since November 2001. Prior to this, Mr. Salzman was Chief Executive
Officer of International Importers, Inc. He has worked in all phases of the wine and spirit industry for the past 40 years. Including owning and operating the largest wine and spirit outlet in the state of New York and wine and spirits outlets in Jacksonville, Florida.

        HARVEY BRONSTEIN has served and President and Director of the Company since
November 2001. Prior to this, Mr. Bronstein was the President of International
Importers, Inc. Mr. Bronstein provides sales and marketing expertise in all areas of the wine and spirits industry. For the past 30 years he has worked in the beverage industry for such companies as Heublin, Inc. and Statewide Corp
Division of Charmer Industries in an executive capacity.

        MARVIN RIBOTSKY has served as Vice President and Chairman of the Board of the Company since November 2001. Mr. Ribotsky has been a consultant to many large enterprises during the past 40 years through his work as a principal in CPA firms in Miami, Florida. He is an active Certified Public Accountant with a
Bachelor of Science in accounting from New York University. Mr. Ribotsky is the father of Wendy Blotner.

        WENDY BLOTNER has served as a Chief Financial Officer since November 2001.
Ms. Blotner is a finance professional with management and operational experience in financial systems, analysis, budget preparation and reporting, and sales forecasting. She has worked as director of budgeting, planning, and financial analysis for several public companies including Choice Point, Inc., Si
Corporation, and Siemens Energy & Automation, Inc. Ms. Blotner received her
Bachelor of Science in Finance from Florida State University and her Masters of
Business Administration from Lehigh University. Ms. Blotner is the daughter of
Marvin Ribotsky.

        SCOTT ROSENBLUM has served as a member of the Board of Directors since
October 1998. Since 1991, Mr. Rosenblum has been a partner of the law firm of Kramer,
Levin, Naftalis & Frankle, LLP, and he served as managing partner of that firm from March 1994 to September 2000. Mr. Rosenblum is also a member of the Board of Directors of Greg Manning Auctions, Inc., a public company.

                                       10

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

(a)    Financial Statements:
                                                                            Page
                                                                            ----

         Report of Independent Certified Public Accountants..................F-1

         Consolidated Balance Sheet as of May 31, 2002.......................F-2

         Consolidated Statements of Operations for the years ended
           May 31, 2002 and 2001.............................................F-3

         Consolidated Statements of Stockholders' Equity for the
           Years ended May 31, 2002 and 2001.................................F-4

         Consolidated Statements of Cash Flows for the years ended
           May 31, 2002 and 2001.............................................F-5

         Notes to Consolidated Financial Statements.....................F-6-F-12

(b)    Reports on From 8-K
            None.

(c)    The following documents are filed as exhibits to this Annual Report on
         Form 10-KSB:

                23.1 Consent of Wiss & Company, LLP

                99.1 Certification pursuant to 18 U.S.C. section 1350, as
                adopted pursuant to section 906 of the Sarbanes Oxley Act of
                2002

                99.2 Certification pursuant to 18 U.S.C. section 1350, as
                adopted pursuant to section 906 of the Sarbanes Oxley Act of
                2002

                                       11

        Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 28, 2002                         NEW WORLD BRANDS, INC.

                                                By:  /s/ Allen Salzman, CEO
                                                     --------------------------
                                                         Allen Salzman, CEO
                                                   (principal executive officer

                                                By: /s/  Marvin Ribotsky
                                                    ---------------------
                                                         Marvin Ribotsky,
                                                       Chairman of the Board
                                                   (principal financial officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                   Title                         Date
----                   -----                         ----

/s/  Allen Salzman     Chief Executive Officer       August 28, 2002
                       and Director

/s/  Harvey Bronstein  President and Director        August 28, 2002

/s/  Marvin Ribotsky   Vice President and Chairman   August 28, 2002
                       of the Board

/s/  Wendy Blotner     Chief Financial Officer       August 28, 2002

/s/  Scott Rosenblum   Director                      August 28, 2002

                                       12

INDEX OF FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants...........................F-1

Consolidated Financial Statements

         Notes to Consolidated Financial Statements.....................F-6-F-12

                                       13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
New World Brands, Inc.

We have audited the accompanying consolidated balance sheet of New World Brands,
Inc. and Subsidiaries (formerly Oak Tree Medical Systems, Inc.) as of May 31,
2002, and the related consolidated statements of operations, stockholders'
equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New
World Brands, Inc. and Subsidiaries as of May 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the
United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note C to the financial statements, the Company incurred substantial losses from operations, and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     WISS & COMPANY LLP

Livingston, New Jersey
July 16, 2002

                     New World Brands, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  May 31, 2002

 Assets:
--------
 Cash                                                       $       3,695

 Accounts receivable                                               38,473

 Prepaid expenses                                                  21,000
                                                          ---------------------
 Total current assets                                              63,168

 Automobile, net of accumulated depreciation of $3,060             50,940
                                                          ---------------------
 Total assets                                               $     114,108
                                                          =====================

 Liabilities and stockholders equity:
-------------------------------------
 Accounts payable and accrued expenses                      $     157,784

 Advances from stockholders                                        39,000

 Current maturities of loans payable to bank                       51,603
                                                          ---------------------
 Total current liabilities                                        248,387
                                                          ---------------------

 Loans payable to bank, less current maturities                   161,050
                                                          ---------------------

 Common stock - $0.01 par value, 25,000,000 shares authorized,
      15,446,564 shares issued, to be issued, and outstanding
      as of May 31, 2002                                          154,466

 Additional paid in capital                                    19,251,843

 Note receivable - Common Stock                                  (144,484)

 Subscription receivable - Common Stock                           (54,000)

 Deficit                                                      (19,503,154)
                                                          ---------------------
 Total stockholders' equity (deficit)                            (295,329)
                                                          ---------------------
 Total liabilities and stockholders' equity                $      114,108
                                                          =====================

                See accompanying notes to financial statements.

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                       Years Ended May 31,
                                                     2002               2001
                                               -----------------  --------------
 Revenues
      Wine and spirit sales                    $     164,054       $        -

 Cost of Goods Sold                                   84,656                -
                                               -----------------  --------------

 Gross Profit                                         79,398                -
                                               -----------------  --------------
 Expenses
      Selling, general, and administrative           228,264           139,203

      Depreciation and amortization                    3,060             1,962
      Consulting fees                                242,791         1,271,814

      Write down on investment                            -          1,994,214

      Interest                                         9,149                -
                                               -----------------  --------------
                                                     483,264         3,407,193
                                               -----------------  --------------
      Net loss before extraordinary item            (403,866)       (3,407,193)

      Extraordinary gain-forgiveness of
        debt (net)                                   646,655                -
                                               -----------------  --------------
      Net income(loss)                         $     242,789      $ (3,407,193)
                                               =================  ==============

Basic earnings (loss) per share of common stock:

          Loss before extraordinary item       $      (0.03)      $      (0.48)

          Extraordinary item                           0.05                 -
                                               -----------------  --------------
          Net income (loss)                    $       0.02              (0.48)
                                               =================  ==============

Diluted earnings (loss) per share of common stock:

          Loss before extraordinary item       $      (0.03)             (0.48)

          Extraordinary item                           0.05                 -
                                               -----------------  --------------
          Net income (loss)                            0.02              (0.48)
                                               =================  ==============

Weighted average number of common and common
   share equivalents outstanding:
     Basic -                                     12,913,533          7,074,893
                                               =================  ==============
     Diluted -                                   13,296,677          7,074,893
                                               =================  ==============

                See accompanying notes to financial statements.

                     New World Brands, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                    For the Year Ended May 31, 2002 and 2001

                                     Common Stock      Additional     Prepaid     Notes        Loan              Total Stockholders'
                                   Shares    Amount  Paid-in-Capital Consulting Receivable  Receivable   Deficit   Equity (Deficit)
                                 ------------------  --------------- ---------- ----------- ---------- ---------- ------------------

          BALANCE MAY 31, 2000   6,617,703   66,176    17,511,404          -           -          -   (16,317,403)        1,260,177

Sale of common stock (net of
   expenses of $32,383)             95,000      950       113,400          -           -          -             -           114,350

Issuance of shares for services    472,561    4,727       279,625          -           -          -             -           284,352

Exercise of options                100,000    1,000        49,136          -           -          -             -            50,136

Stock issued in connection with
   prepaid consulting                   -        -         55,237     (55,237)         -          -             -                -

Issuance of stock options to
   consultants                          -        -        935,582          -           -          -             -           935,582

 Net loss                               -        -             -           -           -          -     (3,407,193)      (3,407,193)
                                 ------------------  ---------------  --------- ----------- ---------- ------------ ----------------

          BALANCE MAY 31, 2001   7,285,264  $72,853   $18,944,384    $(55,237)    $    -     $    -   $(19,724,596)       $(762,596)

 Issuance of shares for services   160,000    1,600        34,150           -          -          -             -            35,750

Recapitalization resulting from
   merger with International
   Importers, Inc.               5,500,000   55,000      (306,078)          -          -          -        (21,347)        (272,425)

 Return of common stock            (88,700)    (887)          887           -          -          -             -                 -

 Issuance of stock options
   for services                         -        -        142,500           -          -          -             -           142,500

 Exercise of stock options       2,590,000   25,900       436,000           -    (144,484)   (54,000)           -           263,416

Stock issued in connection with
  prepaid consulting                    -        -             -        55,237         -          -             -            55,237

 Net income                             -        -             -            -          -          -       242,789           242,789
                                -------------------  --------------  ---------- ----------- ---------- ------------ ----------------

          BALANCE MAY 31, 2002  15,446,564 $154,466   $19,251,843      $    -   $(144,484)  $(54,000) $(19,503,154)       $(295,329)
                                ===================  ==============  ========== =========== ========== ============ ================

                See accompanying notes to financial statements.

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                  Years Ended May 31,
                                                                            2002                 2001
                                                                    --------------------  ------------------
 Cash flow from operating activities:

        Net income (loss)                                            $     242,789         $   (3,407,193)
        Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
               Depreciation and amortization                                 3,060                  1,962

               Write down on investment                                         -               1,994,214

               Common stock and stock options issued for services          233,487              1,219,934

               Common stock issued resulting from recapitalization        (272,425)                    -
               Changes in operating assets and liabilities:

                  Accounts receivable                                      (38,473)                20,000

                  Other current assets                                     (21,000)                13,500

                  Accounts payable and accrued expenses                   (582,661)              (174,423)
                                                                    --------------------  -------------------
               Net cash used in operating activities                      (435,223)              (332,006)
                                                                    --------------------  -------------------
 Cash flows from investing activities:

        Cash used to purchase of automobile                                 (8,000)                    -
                                                                    --------------------  --------------------
 Cash flows from financing activities:

        Advanced from stockholders                                          15,898                 23,102

        Net proceeds from issuance of common stock                         263,416                164,486

        Net borrowings from bank                                           166,653                     -
                                                                    --------------------  --------------------
               Net cash provided by financing
              activities                                                   445,967                187,588
                                                                    --------------------  --------------------
                        Net change in cash
                                                                             2,744               (144,418)
                                                                    --------------------  --------------------
 Cash at beginning of period                                                   951                145,369
                                                                    --------------------  --------------------
 Cash at end of period                                               $       3,695         $          951
                                                                    ====================  ====================
 Supplemental disclosure of cash flow information:
        Interest paid
                                                                     $       8,043         $           -
                                                                    ====================  ====================
Non-cash investing and financing activity:

        Borrowings from bank for the purchase of automobile          $      46,000         $           -
                                                                    ====================  ====================

                See accompanying notes to financial statements.

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BACKGROUND OF THE COMPANY

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

        On October 16, 2001, the Company entered into a "Plan and Agreement of
Reorganization" with International Importers, Inc. ("Importers") whereby all shares of common stock of Importers were converted into and became the right to receive, in the aggregate, 5,500,000 shares of the Company's common stock. For accounting purposes, the acquisition of Importers is being recorded as a recapitalization of Importers, with Importers as the acquirer.

        On October 17, 2001, the Board of Directors adopted a resolution to change the Company's name to New World Brands, Inc. This reflects the new business plan of the company after the October 16, 2001 reorganization with International
Importers, Inc., a wine and spirits importer.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of New World
Brands, Inc. and International Importers, Inc. All material intercompany balances and transactions have been eliminated.

Revenue Recognition

        Wine and spirits revenue are recognized upon delivery of merchandise to the customers carrier.

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

Fixed Assets

        The automobile is stated at cost and is being depreciated utilizing the straight-line method over its estimated useful life of five years.

        Depreciation expense for the years ending May 31, 2002 and 2001 amounted to $3,060 and $1,962, respectively.

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

Earnings (Loss) Per Share

        Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted earnings (loss)
per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

Financial Instruments

        Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and advances to stockholders. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

New Accounting Pronouncements

        In August 2001, the FASB issued Statement of Financial Accounting Standards
No. 144, Accounting for the Impairment on Disposal of Long-lived Assets" (FAS 144).
FAS 144 clarifies when a long-lived asset held for sale should be classified as such. The Company will be required to adopt FAS 144 in 2002. In June 2002, the
FASB issued Statement on Accounting Standards No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities" (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with the exit or disposal activities and nullifies EITF No. 94-3. The Company will be required to adopt FAS 146 effective for any exit of disposal activities that are initiated after December 31, 2002. The adoption of FAS 144 and 146 are not expected to have a significant impact on the Company's consolidated operations, financial position, or cash flows.

Advertising Expense

        Advertising costs are expensed as incurred. Advertising expense for the years ended May 31, 2002 and 2001 amounted to approximately $47,000 and $0, respectively.

NOTE C - LIQUIDITY AND GOING CONCERN

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern. The Company incurred substantial losses in 2001, used cash from operating activities in 2002 and 2001, and has negative working capital of $134,279 at May 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        In the past, the Company has funded its capital requirements from operating cash flow loans against its accounts receivables, loans from shareholders, sales of equity securities and the issuance of equity securities in exchange for assets acquired and services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise substantial amounts of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution.

NOTE D - COMMON STOCK

Consulting Agreements and Option Grants

        In July 2001, the Company entered into a consulting agreement with a consultant for a twelve-month period. The consultant will act as a public and financial relations advisor to the Company. The consultant received options to purchase 200,000 shares of the Company's Common Stock at various prices.

        During June 2001, the Company repriced 720,000 options granted during
November 2000 and 1,100,000 options granted during April 1999 to $0.10.

        During October 2001, the Company repriced 550,000 options to $0.46. All of the options were granted during January 2000.

        In January 2002, the Company entered into a consulting agreement with a consulting firm for a twelve-month period. The consulting firm will provide the
Company financial and management consulting, and investment banking services.
The consulting firm will received 25,000 shares of the Company's Common Stock,
50,000 warrants to purchase the Company's Common Stock, and cash compensation in the amount of $31,500.

Stock Option Plans

        1. The Company has a Performance Equity Plan (the "Plan") under which it may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options, and other stock-based awards to purchase up to 600,000 shares of common stock to officers, directors, key employees, and consultants. The Company may not grant any options with a purchase price less than fair market value of common stock as of the date of grant.

        2. During October 2001, the Company adopted a stock option plan ("2001 Plan")
whereby the Company has reserved 5,000,000 shares of its common stock for purposes of granting options to purchase such shares pursuant to the Plan.
Options are granted to its officers and employees by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the options is equal or greater than the fair market price of the
Company's common stock on the date the option is granted. The Plan terminates 10 years from its effective date.

        For the years ended May 31, 2002 and 2001, a summary of the status of stock options was as follows:

                                  2002                               2001
                                  ----                               ----
                                         Weighted                          Weighted
                                         Average                           Average
                          Number of      Exercise            Number of     Exercise
                           Shares         Price               Shares        Price
                           -------        ------              -------       -----

 Outstanding-beginning
of year                   4,012,500    $   0.99              1,601,250       2.08

 Granted                  1,560,000        0.48              3,090,000       0.81

 Exercised               (2,590,000)       0.18               (100,000)      1.50

 Expired                   (530,000)       1.31               (278,750)      3.50

 Cancelled                 (862,500)       0.86               (300,000)      2.48
                       -----------------                   --------------
 Outstanding and exercisable
-end of year              1,590,000    $   0.45             4,012,500        0.99
                       =================                   ==============

The following table summarizes option data as of May 31, 2002:

                                      Weighted
                                       Average      Weighted                  Weighted
                                      Remaining     Average                    Average
                         Number      Contractual    Exercise      Number      Exercise
                       Outstanding       Life         Price     Exercisable     Price
                       ------------     -----        ------   --------------    -----

 $0 to $0.99            1,465,000       2.34          0.35      1,465,000       0.29
 $1 to $1.99               75,000       0.17          1.33         75,000       1.38
 $2 to $3.50               50,000       0.17          2.00         50,000       2.00
 $3.51 to $6.00                 -                                       -
                     -----------------                         --------------
                        1,590,000                               1,590,000
                     =================                         ==============

        Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"),
"Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. The financial accounting standards of SFAS No. 123 permit companies to either continue accounting for stock-based compensation in the results of operations as additional expense. The disclosure requirements of SFAS No. 123 require companies that elect not to record the fair value in the statement of operations to provide pro forma disclosures of net income and earnings per share in the notes to the financial statements as if the fair value of stock-based compensation had been recorded.

        The Company follows Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its stock-based compensation plan. The Company utilized the Black-Scholes option pricing model to quantify the expense of options issued to non-employees and the pro forma effects on net income and net income per share for the value of the options granted to employees during the fiscal years ended May 31, 2002 and 2001.

The following assumptions were made in estimating fair value:

                                                     2002              2001
                                                     ----              ----

         Risk-free interest rate                      4%                 5%
         Expected volatility                   125%-178%               204%
         Expected option life                     1-10 years        5-10 years

        Had compensation cost been determined under SFAS No. 123 for the years ended May 31, 2002 and 2001, the net income (loss) and net income (loss) per share would have been increased as follows:

                                                      2002              2001
                                                      ----              ----

         Net income (loss):
                  As Reported                      $242,789        $(3,407,193)
                  Pro forma for stock options       $80,533        $(3,843,403)

         Net income (loss) per share
                  As Reported                          $.02              $(.48)
                  Pro forma for stock options          $.01              $(.51)

NOTE E - LONG-TERM DEBT

        Long-term debt consists of two notes payable. A $44,945 auto loan is payable in monthly installments of $775, including interest at 6.5% through March 5, 2002.
A $167,708 installment loan is payable in monthly installments of $3,646, plus interest at .25% plus the prime rate, through March 5, 2006. Long-term debt at
May 31, 2002 matures as follows:

2003                          $   51,603
2004                              54,347
2005                              81,231
2006                              25,472
                                 --------
                               $ 212,653
                                 =======

         The installment loan is personally guaranteed by the Chairman of the
Board and the President of the Company.

NOTE F - LINE OF CREDIT

        The Company has a $25,000 line of credit which is payable on demand. There were no borrowings under the line of credit at May 31, 2002. The line has a first lien on accounts receivable.

NOTE G - INCOME TAXES

        The Company has a net operating loss carryforward of approximately
$19,800,000 at May 31, 2002, which can be used to offset future federal taxable income through 2022.

        A valuation allowance is provided when it is more than likely than not that some portion of the deferred tax asset will not be realized. Management has determined that a full valuation allowance is appropriate at May 31, 2002.

NOTE H - EXTRAORDINARY ITEM

        During 2002, the Company entered into agreements defining terms to restructure certain accounts payable. The restructuring resulted in a cash settlement of $24,274 resulting in an extraordinary gain of $646,655 net of income taxes that were calculated as zero.

NOTE I - SUBSCRIPTION RECEIVABLE - COMMON STOCK

        During April 2002, the Company entered into a six month consulting agreement with an individual to provide public relations services in connection with dealing with NASD brokers and dealers. As compensation, the consultant was issued 200,000 options to purchase the Company's common stock for $0.30 per share, which vest immediately. The consultant exercised their options and remitted only $6,000 of the $60,000 due to the Company. The Company is
aggressively pursuing, with legal counsel, the remaining $54,000 from the consultant.

NOTE J - RELATED PARTY TRANSACTIONS

        As of May 31, 2002, the Chairman of the Board and the President of the
Company have advanced the Company $29,500 and $9,500, respectively.

        In July 2001, a consulting company owned by the daughter in law of the former Chairman of the Board, exercised stock options to purchase 800,000 shares of the Company's Common Stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment and the Company issued a three-year, interest-bearing note at prime plus 1% for the remaining amount of
$56,898. In October 2001, the consulting company exercised stock options to purchase 500,000 shares of the Company's common stock. The consulting company offset a $7,414 advance to the Company as a partial payment and issued to the
Company a three-year, interest-bearing note at the prime interest rate for the remaining $42,586.

        In October 2001, Scott Rosenblum, a member of the Board of Directors, exercised options to purchase 500,000 shares of the Company's stock. Mr.
Rosenblum paid $5,000 of the Company's outstanding Accounts Payable and issued to the Company a three-year, interest-bearing note at the prime interest rate for the remaining $45,000.

        The Company leases its office space on a month-to-month basis from a company that the Chairman of the Board is a partner. Rent payments totaled
$2,556 for the period ending May 31, 2002.

        The Company paid $7,000 for accounting services to a company that the
Chairman of the Board is a partner.

NOTE K - MAJOR CUSTOMERS

        Sales to five domestic customers as a percentage of total sales totaled
19%, 19%, 17%, 11% and 10%, respectively, in 2002.

NOTE L - VENDOR CONCENTRATIONS

        The Company has an exclusive distributorship agreement with a Mexican company, which maintains a vineyard and produces various types of wines and other related wine mixes. The Company has approval from the Federal Agency
(Alcohol, Tobacco, Firearms [ATF]) for the importation of wines into the United
States from Mexico and includes provisions for minimum annual quantity commitments. The agreement expires August 30, 2003 with a three year renewal option, if agreeable by both parties. Purchases from this supplier comprised 100%
of the Company's purchases in 2002.

NOTE M - SUBSEQUENT EVENTS

        In July, the Company entered into a consulting agreement with a consultant to perform services regarding all phases of the Company's "Investor Public
Relations" in the area of investor relations. As compensation, the consultant will receive 500,000 options to purchase the Company's common stock at various prices through September 2004.

        During July, the Company repriced 710,000 options to $0.10 per share, due to the current market conditions. The Company also issued 700,000 options under its "Stock Option Plan" to various officers and members of the Board.

