Form 10KSB/A
period 2002-05-31
NEW WORLD BRANDS INC
filed 2002-09-30
CIK 799426

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
(Mark One)

/X/      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934. For the fiscal year ended May 31, 2002

/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ______ to ______.

                        Commission file number 033-91432

                             NEW WORLD BRANDS, INC.

        (Exact name of small business issuer as specified in its charter)

                   Delaware                              02-0401674
      --------------------------------               -------------------
      (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization                Identification No.)

          901 N.E. 125th Street, Suite 120, North Miami, Florida, 33161
                    (Address of principal executive offices)

                                 (305) 891-7389
                           ---------------------------
                           (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     ----------------------------------------
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

The Registrant's revenues for its most recent fiscal year: $164,054 Number of shares of common stock outstanding as of September 13, 2002: 15,546,564 The aggregate market value of voting and non-voting Common Stock (9,401,564 shares)
held by non-affiliates computed by reference to the closing price of the Common
Stock as of September 13, 2002: $2,820,470

Transitional Small Business Disclosure Format (check one):  Yes   No  X

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section  16(a) of the Exchange Act.

         The directors and executive officers of the Company and their positions at September 13, 2002 were as follows:

          Name                       Age        Position

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

         SCOTT ROSENBLUM has served as a member of the Board of Directors since
October 1998. Since 1991, Mr. Rosenblum has been a partner of the law firm of
Kramer, Levin, Naftalis & Frankle, LLP, and he served as managing partner of that firm from March 1994 to September 2000. Mr. Rosenblum is also a member of the Board of Directors of Greg Manning Auctions, Inc., a public company,

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended
(the "Exchange Act"), requires the Company's officers, directors and persons who beneficially  own more than 10% of a registered  class of the  Company's  equity securities  ("10%  stockholders")  to file reports of  ownership  and changes in ownership with the Securities and Exchange Commission.  Officers,  directors and
10%  stockholders  also are  required to furnish the Company  with copies of all
Section  16(a) forms the file.  Based solely on its review of the copies of such forms furnished to it, during the past fiscal year, the Company is of the belief that all such directors and executive  officers were  delinquent in filing these forms as follows:  (i) Mr. Salzman failed to file a Form 3 upon his  appointment as a director and executive  officer of the Company in November  2001,  (ii) Mr.
Bronstein  failed  to  file a Form 3 upon  his  appointment  as a  director  and executive officer of the Company in November, 2001, (iii) Mr. Ribotsky failed to file a Form 3 upon his  appointment  as a director and executive  officer of the
Company in November,  2001,  (iv) Ms.  Blotner  failed to file a Form 3 upon her appointment  as an executive  officer of the Company in November,  2001, and (v)
Mr.  Rosenblum  filed a Form 4 on May 5, 2002 to report  events that occurred in
October 2001,  January,  2002 and April,  2002. The beneficial  ownership of the
Company's  common  stock  for  these  persons  is set  forth  in Item 11 of this
Amendment to Form 10-KSB.

Item 10.  Executive Compensation

         Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other most highly compensated executive officers who earned over $100,000 during the fiscal year ended May 31, 2002 (collectively, the "named executive officers") for services rendered in all capacities to the Company during the fiscal years ended May 31, 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                                 Annual Compensation            Compensation
                                                                                   No. of
                                                                   Other         Securities        All
       Name and               Fiscal     Salary        Bonus       Annual         Underlying      Other
   Principal Position          Year        ($)          ($)      Compensation      Options      Compensation

Allen Salzman (1)              2000         -            -            -                -            -
Chief Executive Officer        2001         -            -            -                -            -
                               2002      75,000          -            -          300,000            -

Henry Dubbin (2)               2000      48,000          -            -                -            -
President                      2001         -            -            -                -            -
                               2002         -            -            -                -            -

(1)      Mr. Salzman became Chief Executive Officer in October 2001 through the reorganization  with International Importers, Inc.

(2)      Mr. Dubbin resigned as President in October 2001.

Options/SAR Grants in Last Fiscal Year

         The following table reflects option grants to our executive officers in the prior fiscal year.

                                                      % Total Options/
                             # of Securities        SAR's Granted to        Exercise or
                            Underlying Options/     Employees in Fiscal        Base          Expiration
     Name                   SAR's Granted               Year               Price ($/Sh)         Date

Allen Salzman                    300,000                42.25%                0.24(1)         10/31/06
Chief Executive Officer

Harvey Bronstein                  60,000                 8.45%                0.24(1)         10/31/06
President

Marvin Ribotsky                  300,000                42.25%                0.24(1)         10/31/06
Vice President

Wendy Blotner                     50,000                 7.05%                0.30(1)         10/31/06
Chief Financial Officer

----------------------
(1)      The Company repriced these options to $.10 in July 2002.

Aggregate Option Exercises and Fiscal Year-End Option Values.

         The following table sets forth certain information relating to the exercise of stock options during the fiscal year ended May 31, 2002 for each of our executive officers and the fiscal year-end value of the unexercised options held by our executive officers.

                                                                                      Value of Unexercised In-
                           Shares                    # of Unexercised Options    The-Money Options at Fiscal
                         Acquired       Value          At Fiscal Year End              Year End (1)
      Name             On Exercise     Realized    Exercisable  Unexercisable  Exercisable   Unexercisable

Allen Salzman                -            -          300,000          -            63,000          -

Harvey Bronstein             -            -           60,000          -            12,600          -

Marvin Ribotsky              -            -          300,000          -            63,000          -

Wendy Blotner                -            -           50,000          -             7,500          -

(1) Value is calculated on the basis of the difference between the option exercise price (prior to giving effect to repricing in July 2002) and the closing price for the Common Stock at $0.45 as of May 31, 2002 as quoted on the over-the-counter market, multiplied by the number of shares underlying the option.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of September 13,
2002 with respect to (i) those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company,
(iii) each executive officer, and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule
13d-3 promulgated under the Securities Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

                                                                   Common Stock
                                                              Beneficially Owned(1)
Name and Beneficial Owner                                             Shares                        Percent

Marvin Ribotsky
     901 N.E. 125th Street, Suite 120
     North Miami, Fl  33161                                              2,700,000      (2)                16.42%

Allen Salzman
     901 N.E. 125th Street, Suite 120
     North Miami, Fl  33161                                              2,100,000      (3)                13.25%

Progressive Planning Associates, Inc.
     5189 Alton Rd.
     Miami Beach, FL 33140                                               1,445,000      (4)                 9.29%

Scott S. Rosenblum
     c/o Kramer Levin Naftalis & Frankel LLP
     919 Third Avenue
     New York, NY 10022                                                    930,000      (5)                 5.86%

Harvey Bronstein
     901 N.E. 125th Street, Suite 120
     North Miami, Fl  33161                                                460,000      (6)                 2.95%

Wendy Blotner
     901 N.E. 125th Street, Suite 120
     North Miami, Fl  33161                                                 50,000      (7)                 0.32%

All directors and executive officers
     As a group (5 persons)                                              6,240,000      (8)                36.31%

(1)   Based on 15,546,564 shares of Common Stock and Options to purchase Common
      Stock outstanding as of September 13, 2002. Pursuant to the rules of the
      Securities and Exchange Commission ("the Commission"), certain shares of
      Common Stock which a person has the right to acquire within 60 days of
      September 13, 2002 pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)   Includes (i) 900,000 shares of Common Stock subject to currently exercisable options, and (ii) 1,800,000 shares of Common Stock.
(3)   Includes (i) 300,000 shares of Common Stock subject to currently exercisable options, and (ii) 1,800,000 shares of Common Stock.
(4)   Includes 1,445,000 shares of Common Stock.
(5)   Includes (i) 330,000 shares of Common Stock subject to currently exercisable options, and (ii) 600,000 shares of Common Stock.
(6)   Includes (i) 60,000 shares of Common Stock subject to currently exercisable options, and (ii) 400,000 shares of Common Stock.
(7)   Includes 50,000 shares of Common Stock subject to currently exercisable options.
(8)   Includes 1,640,000 shares of Common Stock subject to currently exercisable options.

         The following table provides information, as of May 31, 2002, with respect to all of our compensation plans under which equity securities are authorized for issuance:

                                          Number of Securities     Weighted average
                                           to be issued upon      exercise price of
                                              exercise of            outstanding        Number of securities
                                          outstanding options,    options, warrants     remaining available
             Plan Category                warrants and rights         and rights        for future issuance
---------------------------------        ---------------------    ------------------    --------------------
Plans approved by stockholders
Plans not approved by stockholders              430,000                 $0.19                4,800,000
                                              -----------             ----------           ------------
                                                430,000                                      4,800,000
                                              ===========                                  ============

Item 12.  Certain Relationships and Related Transactions

         As of May 31, 2002, Marvin Ribotsky, our Chairman of the Board and
Harvey Bronstein, our President, had advanced the Company $29,500 and $9,500, respectively.

         In July 2001, Progressive Planning Associates, a consulting company owned by the daughter in law of the former Chairman of the Board and the beneficial owner of more than 5% of our common stock, exercised stock options to purchase 800,000 shares of the Company's common stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment and the Company issued a three-year, interest-bearing note at prime plus 1% for the remaining amount of $56,898. In October, 2001, Progressive Planning
Associates exercised stock options to purchase 500,000 shares of the Company's common stock. Progressive Planning Associates offset a $7,414 advance to the
Company as a partial payment and issued to the Company a three-year, interest bearing note at the prime interest rate for the remaining $42,586.

         In October 2001, Scott Rosenblum, a member of the Board of Directors, exercised options to purchase 500,000 share of the Company's stock. Mr.
Rosenblum paid $5,000 of the Company's outstanding accounts payable and issued to the Company a three-year, interest bearing note at the prime interest rate for the remaining $45,000.

         The Company leases its office space on a month-to-month basis from a company that the Chairman of the Board is a partner. Rent payments totaled
$2,556 for the period ending May 31, 2002.

         The Company paid $7,000 for accounting services to a company that the
Chairman of the Board is a partner.

Item 13.  Exhibits, List and Reports on Form 8-K

         (a)      Exhibit List

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

Dated:   September 30, 2002                   NEW WORLD BRANDS, INC.

                                              By: /s/ Allen Salzman, CEO
                                                 ----------------------------
                                                      Allen Salzman, CEO
                                                      (principal executive officer)

                                              By: /s/ Marvin Ribotsky
                                                 ----------------------------
                                                      Marvin Ribotsky
                                                      Chairman of the Board
                                                      (principal financial officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Name                          Title                            Date

/s/ Allen Salzman             Chief Executive Officer and       September 30, 2002
                              Director

/s/ Harvey Bronstein          President and Director            September 30, 2002

/s/ Marvin Ribotsky           Vice President and Chairman of    September 30, 2002
                              the Board

/s/ Wendy Blotner             Chief Financial Officer           September 30, 2002

/s/ Scott Rosenblum           Director                          September 30, 2002

                                  CERTIFICATION

I, Allen Salzman, Chief Executive Officer of New World Brands, Inc. (the
"Company"), certify that:

1.       I have reviewed this annual report on Form 10K-SB1A of the Company;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading, with respect to the period covered by this report; and

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

Dated:   September 30, 2002                 By: /s/ Allen Salzman
                                               -----------------------------
                                                    Chief Executive Officer

                                  CERTIFICATION

I, Marvin Ribotsky, principal financial officer of New World Brands, Inc. (the
"Company"), certify that:

1.       I have reviewed this annual report on Form 10K-SB1A of the Company;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading, with respect to the period covered by this report; and

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

Dated:   September 30, 2002                 By: /s/ Marvin Ribotsky
                                              ----------------------------
                                                    Principal Financial Officer