Form 10QSB
period 2002-08-31
NEW WORLD BRANDS INC
filed 2002-10-15
CIK 799426

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
/X/     Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

For the quarterly period ended August 31, 2002

/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ______ to ______

                        Commission file number 033-91432

                             NEW WORLD BRANDS, INC.

        (Exact name of small business issuer as specified in its charter)

              Delaware                                         020401674
    ------------------------------                       ------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

          901 N.E. 125th Street, Suite 120, North Miami, Florida, 33161
         --------------------------------------------------------------
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

                                 Yes [X] No [ ]

Number of shares of common stock outstanding as of October 7, 2002: 15,496,564
Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                       1

INDEX
                                                                            Page
                                                                            ----
PART I--          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  as of August 31, 2002 and May 31, 2002.......................3

                  Consolidated Statements of Operations
                  for the three months ended August 31 2002 and 2001...........4

                  Consolidated Statement of Stockholders Equity
                  for the three months ended August 31, 2002...................5

                  Consolidated Statements of Cash Flows
                  for the three months ended August 31, 2002
                  and 2001.....................................................6

                  Notes to Consolidated Financial Statements.................7-8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................9-10

PART II--         OTHER INFORMATION

SIGNATURES

                                       2

PART I  -  FINANCIAL INFORMATION

Item 1.     Financial Statements

                     New World Brands, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                            August 31, 2002
                                             (UNAUDITED)           May 31, 2002
                                           -----------------     ---------------
 Assets:
--------
 Cash                                      $      2,632           $      3,695
 Accounts receivable                             43,706                 38,473
 Prepaid expenses                                    -                  21,000
                                           -----------------     ---------------
 Total current assets                            46,338                 63,168

 Automobile, net of accumulated
    depreciation of $4,285
    and $3,060 respectively
                                                 49,715                 50,940
                                           -----------------     ---------------
 Total assets                              $     96,053           $    114,108
                                           =================     ===============

 Liabilities and stockholders equity:
-------------------------------------
 Accounts payable and accrued expenses     $    212,908           $    157,784
 Advances from stockholders                      69,863                 39,000
 Current maturities of loans payable bank        77,276                 51,603
                                           -----------------     ---------------
 Total current liabilities                      360,047                248,387

 Loans payable bank, less current
    maturities                                  147,692                161,050
                                           ------------------    ---------------
 Total liabilities                              507,739                409,437
                                           ------------------    ---------------

 Common stock - $0.01 par value, 25,000,000
    shares authorized, 15,496,564 and
    8,116,564 shares issued and outstanding
    as of August 31, 2002 and May 31, 2002
    respectively.                               154,966                154,466
 Additional paid in capital                  19,260,343             19,251,843
 Note receivable - common stock                (144,484)              (144,484)
 Subscription receivable - common stock         (54,000)               (54,000)
 Deficit                                    (19,628,511)           (19,503,154)
                                          -------------------    ---------------
 Total stockholders' equity                    (411,686)              (295,329)
                                          -------------------    ---------------
 Total liabilities and stockholders'
    equity                                 $     96,053           $    114,108
                                          ===================    ===============

 Notes to Financial Statements are an integral part of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                   Three Months Ended         Three Months Ended
                                    August 31, 2002            August 31, 2001
                                   -------------------        ------------------
 Revenues
   Wine and spirit sales           $      86,624               $        -

 Cost of goods sold                       58,221                        -
                                   -------------------        ------------------
 Gross Profit                             28,403                        -
                                   -------------------        ------------------
 Expenses
   Selling, general, and
     administrative                      103,987                    20,702

   Depreciation and amortization           1,225                        -

   Consulting fees                        44,000                    94,487

   Interest                                4,548                        -
                                   -------------------        ------------------
   Total expenses                        153,760                   115,189
                                   -------------------        ------------------
   Net loss                        $    (125,357)              $  (115,189)
                                   ===================        ==================
 Basic & diluted (loss) per share
   of common stock:                $       (0.01)              $     (0.02)
                                   ===================        ==================
Weighted average number of common
   and common share equivalents
   outstanding:                       15,472,107                 7,547,959
                                   ===================        ==================

 Notes to Financial Statements are an integral part of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended August 31, 2002
                                   (UNAUDITED)

                               Common Stock           Additional        Notes     Subscriptions                       Total
                            Shares         Amount   Paid-in-Capital   Receivable    Receivable       Deficit     Stockholders Equity
                          ------------------------- ---------------- ------------ ------------- --------------- --------------------

BALANCE MAY 31, 2002        15,446,564    $ 154,466  $  19,251,843  $  (144,484)    (54,000)   $  (19,503,154)    $  (295,329)

Exercise of stock options       50,000          500          8,500           -           -                 -            9,000

Net loss                            -            -              -            -           -           (125,357)       (125,357)
                          ------------------------- ---------------- ------------ ------------- --------------- --------------------
BALANCE AUGUST 31, 2002     15,496,564    $ 154,966  $  19,260,343   $ (144,484)    (54,000)    $ (19,628,511)    $  (411,686)
                          ========================= ================ ============ ============= =============== ====================

 Notes to Financial Statements are an integral part of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                            Statements of Cash Flows
               For the Three Months Ended August 31, 2002 and 2001
                                   (UNAUDITED)

                                        Three Months Ended    Three Months Ended
                                          August 31, 2002       August 31, 2001
                                        -------------------   ------------------
Cash flow from operating activities:
  Net income (loss)                     $      (125,357)        $     (115,189)
  Adjustments to reconcile net loss to
    net cash used (provided) in
    operating activities:

    Depreciation and amortization                 1,225                     -
    Common stock and stock options
      issued for services                            -                 122,339

  Changes in operating assets and liabilities:
    Accounts receivable                          (5,233)                    -
    Other current assets                         21,000                     -
    Accounts payable and accrued expenses        55,124                  7,767
                                        -------------------   ------------------
    Net cash used in operating activities       (53,241)                14,917
                                        -------------------   ------------------
Cash flows from financing activities:
  Net borrowings (repayments) to
    stockholder                                  30,863                (15,688)
  Net proceeds from issuance of common
    stock                                         9,000                     -
  Net borrowings - bank                          12,315                     -
                                        -------------------   ------------------
    Net cash provided by financing
      activities                                 52,178                (15,688)
                                        -------------------   ------------------
       Net change in cash                        (1,063)                  (771)
                                        -------------------   ------------------
 Cash at beginning of period                      3,695                    951
                                        -------------------   ------------------
 Cash at end of period                  $         2,632        $           180
                                        ===================   ==================
Supplemental disclosure of cash flow
  information:
  Interest paid                                   3,685                      -
                                        ===================   ==================

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

3.  LIQUIDITY

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial losses in
2002, used cash from operating activities in 2002, and has negative working capital of $313,709 at August 31, 2002. Which raises substantial doubt about the
Company's ability to continue as a going concern.

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

4.  COMMON STOCK

        During July, a consultant exercised options to buy 50,000 shares of the
Company's Common Stock.

5.  CONSULTING AGREEMENTS AND OPTION GRANTS

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

6. RELATED PARTY TRANSACTIONS

        As of August 31, 2002, the Chairman of the Board and the President of
the Company have advanced the Company $59,500 and $9,500, respectively.

        The Company leases its office space on a month-to-month basis from a company that the Chairman of the Board is a partner. Rent payments totaled $639 for the three months ending August 31, 2002.

7.  SUBSEQUENT EVENTS

        In October 2002, the Company issued 800,000 options under its "Stock
Option Plan" to consultants.

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

Results of Operations

Three months ended August 31, 2002 compared to Three months ended August 31,
2001:

        There was $86,624 in revenue for the three months ended August 31, 2002
(the "2003 Three Months").

        Total expenses increased by 33.5% to $153,760 for the 2003 Three Months from $115,189 for the 2002 Three Months due to the renewed activity of the
Company. Cost of Sales increased from $0 to $58,221 for the 2003 Three Months, due to the purchases of wine and spirits. Selling, general, and administrative expenses, depreciation expense, and consulting expense increased by 29.5% to
$149,212 for the 2003 Three Months from $115,189 for the 2002 Three Months due to the renewed activity of the Company. The above factors contributed to a net loss of $(125,357) or ($0.01) per share for the 2003 Three Months as compared to a net loss of $(115,189) or ($0.02) per share for the 2002 Three Months.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern. The Company incurred substantial losses in 2002, used cash from operating activities in 2002, and has negative working capital of
$313,709 at August 31, 2002. Which raises substantial doubt about the Company's ability to continue as a going concern.

        As of August 31, 2002, the Company has two loans ("Operating Loan" and
"Auto Loan") and a line of credit from Commercebank, N.A. The Operating loan's outstanding balance was $156,771 with a variable interest rate of 0.25% plus prime. The term of the Operating Loan is for 4 years with principal and interest payments made monthly. The Auto loan's outstanding balance is $43,197 with and interest rate of 6.5%. The term of the Auto Loan is for 3 years with principal and interest payments made monthly. The line of credit is in the amount of
$25,000, as of August 31, 2002 $25,000 had been borrowed. The interest rate is variable at 0.25% plus prime, with interest payment made monthly and the principal payable on demand.

                                       9

        In the past, the Company has funded its capital requirement from accounts receivable, sales of equity securities and the issuance of equity securities in exchange for services rendered. To facilitate future growth of the
Company, any funding of operations will necessitate raising capital. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations.
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

                                       10

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Dated:  October 14, 2002   By:  /s/  Allen Salzman
                                ------------------
                                     Allen Salzman
                                     Chief Executive Officer

Dated:  October 14, 2002   By:  /s/  Marvin Ribotsky
                                --------------------
                                     Marvin Ribotsky
                                     Chief Financial Officer, Vice President

                                       11