Form 10QSB
period 2002-11-30
NEW WORLD BRANDS INC
filed 2003-01-14
CIK 799426

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
 /X/   Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

                For the quarterly period ended November 30, 2002

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
                                                               Yes X     No

Number of shares of common stock outstanding as of January 3, 2003:  16,706,564
Transitional Small Business Disclosure Format (check one):
                                                               Yes       No  X

INDEX
                                                                             Page

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

                  Consolidated Balance Sheets
                  as of November 30, 2002 and May 31, 2002.....................3

                  Consolidated Statements of Operations for the three
                  and six months ended November 30 2002 and 2001...............4

                  Consolidated Statement of Stockholders Equity
                  for the six months ended November 30, 2002...................5

                  Consolidated Statements of Cash Flows
                  for the six months ended November 30, 2002
                  and 2001.....................................................6

                  Notes to Consolidated Financial Statements.................7-9

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................9-10

Item 3.           Controls and Procedures.....................................11

PART II   OTHER INFORMATION

PART I  -  FINANCIAL INFORMATION

Item 1.     Financial Statements

                     New World Brands, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                        November 30, 2002
                                                           (UNAUDITED)          May 31, 2002
                                                       -------------------- --------------------
 Assets:
--------
 Cash                                                   $       6,245          $      3,695
 Accounts receivable                                           36,727                38,473
 Prepaid expenses                                                  -                 21,000
                                                       -------------------- --------------------
 Total current assets                                          42,972                63,168

 Automobile, net of accumulated depreciation of $8,100
    and $3,060 respectively                                    45,900                50,940
                                                       -------------------- --------------------
 Total assets                                           $      88,872          $    114,108
                                                       ==================== ====================

 Liabilities and stockholders equity:
-------------------------------------
 Accounts payable and accrued expenses                  $     244,726          $    157,784
 Advances from stockholders                                    98,275                39,000
 Current maturities of loans payable bank                      77,276                51,603
                                                       -------------------- --------------------
 Total current liabilities                                    420,277               248,387

 Loans payable bank, less current maturities                  135,139               161,050
                                                       -------------------- --------------------
 Total liabilities
                                                              555,416               409,437
                                                       -------------------- --------------------

 Common stock - $0.01 par value, 25,000,000 shares
      authorized, 16,506,564 and 15,446,564 shares issued
      and outstanding as of November 30, 2002 and
      May 31, 2002 respectively.                              165,066               154,466
 Additional paid in capital                                19,658,261            19,251,843
 Note receivable - common stock                              (144,484)             (144,484)
 Subscription receivable - common stock                       (54,000)              (54,000)
 Deficit                                                  (20,091,387)          (19,503,154)
                                                       -------------------- --------------------
 Total stockholders' equity                                  (466,544)             (295,329)
                                                       -------------------- --------------------
 Total liabilities and stockholders' equity             $      88,872          $    114,108
                                                       ==================== ====================

 Notes to Financial Statements are an integral part of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                        Three               Three               Six                 Six
                                     Months Ended       Months Ended        Months Ended        Months Ended
                                  November 30, 2002   November 30, 2001   November 30, 2002   November 30, 2001
                                 -------------------------------------------------------------------------------

 Revenues
                                 $       65,948      $       19,006        $       152,572     $       19,006
   Wine and spirit sales

 Cost of goods sold                      52,515              12,500                110,736             12,500
                                 -------------------------------------------------------------------------------

 Gross Profit                            13,433               6,506                 41,836              6,506
                                 -------------------------------------------------------------------------------

 Expenses
   Selling, general, and
      administrative                    154,932              20,118                258,919            40,820
   Depreciation and amortization          3,815                  -                   5,040                -
   Consulting fees                      312,519              13,500                356,519           107,987
   Interest                               5,043                  -                   9,591                -
                                 -------------------------------------------------------------------------------

   Total expenses                       476,309              33,618                630,069           148,807
                                 -------------------------------------------------------------------------------

   Net loss before extraordinary
      item                             (462,876)            (27,112)              (588,233)         (142,301)

   Extraordinary item-forgiveness
      of debt income (net)                   -              233,218                     -            233,218
                                 -------------------------------------------------------------------------------

   Net income (loss)             $     (462,876)     $      206,106        $      (588,233)    $      90,917
                                 ===============================================================================

Basic income (loss) per share of
    common stock:
   Loss before extraordinary
    item                         $        (0.03)     $        (0.00)       $         (0.04)    $       (0.02)

   Extraordinary Item                        -                 0.02                     -               0.02
                                 -------------------------------------------------------------------------------

   Net income (loss) per share   $        (0.03)     $         0.02        $         (0.04)    $        0.01
                                 ===============================================================================

Weighted average number of common
   and common share equivalents
   outstanding:                      15,646,124          11,407,883             15,558,914         9,467,374
                                 ===============================================================================

 Notes to Financial Statements are an integral part of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Six Months Ended November 30, 2002
                                   (UNAUDITED)

                                                                                                                  Total
                                    Common Stock         Additional        Notes     Subscriptions             Stockholders
                                Shares        Amount   Paid-in-Capital   Receivable    Receivable   Deficit       Equity
                               ---------------------- ----------------- ------------ ------------- ------------ -------------

 BALANCE MAY 31, 2002       15,446,564      $154,466    $19,251,843      $(144,484)   $(54,000)   $(19,503,154)  $(295,329)

 Exercise of stock options     460,000         4,600         47,400             -           -               -       52,000

 Issuance of shares for
    services                   600,000         6,000        114,000             -           -               -      120,000

 Issuance of stock options
    for services                    -             -         140,518             -           -               -      140,518

 Repricing of options               -             -         104,500             -           -               -      104,500

 Net loss                           -             -              -              -           -         (588,233)   (588,233)
                               ---------------------- ----------------- ------------ ------------- ------------ -------------
                                                                                                                                                     $
 BALANCE NOVEMBER 30, 2002  16,506,564      $165,066    $19,658,261      $(144,484)    (54,000)   $(20,091,387)   (466,544)
                               ====================== ================= ============ ============= ============ =============

 Notes to Financial Statements are an integral part of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                            Statements of Cash Flows
               For the Six Months Ended November 30, 2002 and 2001
                                   (UNAUDITED)

                                                            Six Months Ended           Six Months Ended
                                                            November 30, 2002          November 30, 2001
                                                        ------------------------   ------------------------
 Cash flow from operating activities:

        Net income (loss)                                    $ (588,233)                    $ 90,917
        Adjustments to reconcile net loss to net cash
          used (provided) in operating activities:
               Depreciation and amortization                      5,040                           -
               Common stock and stock options
                  issued for services                           417,018                       74,237
               Repricing of options                                                           25,000
               Changes in operating assets and liabilities:
                  Accounts receivable                             1,746                      (10,227)
                  Other current assets                           21,000                           -
                  Accounts payable and accrued expenses          86,942                     (221,702)
                                                        ------------------------   ------------------------
               Net cash used in operating activities            (56,487)                     (41,775)
                                                        ------------------------   ------------------------

 Cash flows from investing activities:
        Cash received from reorganization                            -                        13,546
                                                        ------------------------   ------------------------
               Net cash provided by investing activities             -                        13,546

 Cash flows from financing activities:
        Net borrowings (repayments) to stockholder               59,275                      (8,102)
        Net proceeds from issuance of common stock                   -                       36,516
        Net borrowings (repayments) - bank                         (238)                         -
                                                        ------------------------   ------------------------
               Net cash provided by financing activities         59,037                      28,414
                                                        ------------------------   ------------------------

                           Net change in cash                     2,550                         185
                                                        ------------------------   ------------------------

 Cash at beginning of period                                      3,695                         951
                                                        ------------------------   ------------------------

 Cash at end of period                                       $    6,245                    $  1,136
                                                        ========================   ========================

 Supplemental disclosure of cash flow information:

        Interest paid                                        $    7,983                    $  1,224
                                                        ========================   ========================

Non-cash investing and financing activity - reorganization:
        Increase in assets                                   $       -                     $ 43,862
        Increase in liabilities                                      -                     (294,940)
        Charge to Additional Paid in Capital                         -                      306,078
                                                        ------------------------   ------------------------
        Common stock issued                                  $       -                     $ 55,000
                                                        ========================   ========================

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

     Footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulation of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2002.

3.  LIQUIDITY

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern. The Company has incurred substantial losses in 2002, used cash from operating activities in 2002, and has negative working capital of
$377,305 at November 30, 2002. Which raises substantial doubt about the
Company's ability to continue as a going concern.

                    NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In the past, the Company has funded its capital requirements from accounts receivable, loans from shareholders, sales of equity securities and the issuance of equity securities in exchange for services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations. Although the
Company has in the past been and continues to be in discussions the potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company's existing stockholders and could also result in economic dilution.

4.  COMMON STOCK

     During November, several officers and members of the board exercised options to buy 210,000 shares of the Company's Common Stock.

     In November, the company issued 600,000 shares of stock to a consultant for services rendered.

5.  CONSULTING AGREEMENTS AND OPTION GRANTS

     During October, the Company entered into a consulting agreement with a consultant to perform services regarding public relations services. As compensation, the consultant will receive options to purchase 200,000 shares of the Company's common stock.

     In November, the Company entered  into a consulting agreement with a consultant to perform services regarding all phases of the Company's "Investor
Public Relations". As compensation, the consultant will receive 200,000 options to purchase the Company's common stock.

6. RELATED PARTY TRANSACTIONS

     As of November 30, 2002, the Chairman of the Board and the President of the
Company have advanced the Company $95,000 and $3,275, respectively.

     The Company leases its office space on a month-to-month basis from a company that the Chairman of the Board is a partner. Rent payments totaled
$1,278 for the six months ending November 30, 2002.

                    NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.  SUBSEQUENT EVENTS

     During December, the Company reached a settlement with a consultant regarding the balance due the Company from the exercise of stock options. The
Company reduced the exercise price by $0.10 per share in exchange for full payment of the remaining balance.

     In December, a director of the Company paid $12,500 of a note payable to the Company for the balance due from the exercise of stock options.

     During December, a consultant exercised options to purchase 200,000 shares at $0.14 per share.

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

Results of Operations

Three months ended November 30, 2002 compared to Three months ended November 30,
2001:

     Revenue increased from $19,006 to $65,948 for the three months ended
November 30, 2002 (the "2003 Three Months") compared to the three months ended
November 30, 2001 (the "2002 Three Months").

     Total expenses increased by 1,316.82% to $476,309 for the 2003 Three Months from $33,618 for the 2002 Three Months due to the renewed activity of the
Company. Cost of Sales increased from $12,500 to $52,515 for the 2003 Three
Months, due to the purchases of wine and spirits. Selling, general, and administrative expenses, depreciation expense, and consulting expense increased by 1,301.82% to $471,266 for the 2003 Three Months from $33,618 for the 2002
Three Months due to the renewed activity of the Company. During the 2002 Three
Months, the Company recorded $233,218 in forgiveness of debt income. The above factors contributed to a net loss of $(462,876) or ($0.03) per share for the
2003 Three Months as compared to a net income of $206,106 or $0.02 per share for the 2002 Three Months.

Six months ended November 30, 2002 compared to Six months ended November 30,
2001:

     Revenue increased from $19,006 to $152,572 for the six months ended
November 30, 2002 (the "2003 Six Months") compared to the six months ended
November 30, 2001 (the "2002 Six Months").

     Total expenses increased by 323.41% to $630,069 for the 2003 Six Months from $148,807 for the 2002 Six Months due to the renewed activity of the
Company. Cost of Sales increased from $12,500 to $110,736 for the 2003 Six
Months, due to the purchases of wine and spirits. Selling, general, and administrative expenses, depreciation expense, and consulting expense increased by 316.96% to $620,478 for the 2003 Six Months from $148,807 for the 2002 Six
Months due to the renewed activity of the Company. During the 2002 Six Months, the Company recorded $233,218 in forgiveness of debt income. The above factors contributed to a net loss of $(588,233) or ($0.04) per share for the 2003 Six
Months as compared to a net income of $90,917 or $0.02 per share for the 2002
Three Months.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern. The Company incurred substantial losses in 2002, used cash from operating activities in 2002, and has negative working capital of
$377,305 at November 30, 2002. Which raises substantial doubt about the
Company's ability to continue as a going concern.

     As of November 30, 2002, the Company has two loans ("Operating Loan" and
"Auto Loan") and a line of credit from Commercebank, N.A. The Operating loan's outstanding balance was $145,833 with a variable interest rate of 0.25% plus prime. The term of the Operating Loan is for 4 years with principal and interest payments made monthly. The Auto loan's outstanding balance is $41,582 with and interest rate of 6.5%. The term of the Auto Loan is for 3 years with principal and interest payments made monthly. The line of credit is in the amount of
$25,000, as of November 30, 2002 $25,000 had been borrowed. The interest rate is variable at 0.25% plus prime, with interest payment made monthly and the principal payable on demand.

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

                                       10

     Any substantial private equity  nvestment in the Company will result in voting dilution of the existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations maybe in doubt.

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

Item 3.   Controls and Procedures

     Within the 90-day period to the date of this report, our Chief Executive
Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective. Since the date of the evaluation, we have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

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

          NEW WORLD BRANDS, INC.

Dated:    January 13, 2002     By:  /s/  Allen Salzman
                                  ---------------------
                                         Allen Salzman
                                         Chief Executive Officer

Dated:    January 13, 2002     By: /s/   Marvin Ribotsky
                                  ---------------------
                                         Marvin Ribotsky
                                         Chief Financial Officer, Vice President