Form 10QSB
period 2003-02-28
NEW WORLD BRANDS INC
filed 2003-04-15
CIK 799426

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
        [X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934.

                For the quarterly period ended February 28, 2003

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

                                                                Yes [X] No [ ]

Number of shares of common stock outstanding as of April 7, 2003:  16,696,564
Transitional Small Business Disclosure Format (check one):
                                                                Yes [ ] No [X]

INDEX
                                                                            Page
PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  as of February 28, 2003 and May 31, 2002                     3

                  Consolidated Statements of Operations for the three
                  and nine months ended February 28, 2003 and 2002             4

                  Consolidated Statement of Stockholders Equity
                  for the nine months ended February 28, 2003                  5

                  Consolidated Statements of Cash Flows
                  for the nine months ended February 28, 2003
                  and 2002                                                     6

                  Notes to Consolidated Financial Statements                 7-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-11

Item 3.  Controls and Procedures                                              11

PART II--OTHER INFORMATION

Item 1.  Legal Matters                                                        11

Item 2.  Changes in Securities and the Use of Proceeds                        11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                  13-14

SIGNATURES

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                     New World Brands, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                             February 28, 2003
                                                                 (UNAUDITED)       May 31, 2002
                                                             ------------------ ------------------
 Assets:
 Cash                                                        $            7,984 $            3,695
 Accounts receivable                                                     56,489             38,473
 Prepaid expenses                                                            -              21,000
                                                             ------------------ ------------------
 Total current assets                                                    64,473             63,168

 Automobile, net of accumulated depreciation of $9,325
    and $3,060 respectively                                              44,675             50,940
                                                             ------------------ ------------------
 Total assets                                                $          109,148 $          114,108
                                                             ================== ==================

 Liabilities and stockholders equity:
 Accounts payable and accrued expenses                       $          209,207 $         157,784
 Advances from stockholders                                             167,888            39,000
 Current maturities of loans payable bank                                75,600            51,603
                                                             ------------------ ------------------
 Total current liabilities                                              452,695           248,387

 Loans payable bank, less current maturities                            124,228           161,050
                                                             ------------------ ------------------
 Total liabilities                                                      576,923           409,437
                                                             ------------------ ------------------

 Preferred stock - $0.01 par value, 10,000,000 authorized,
      none issued.                                                           -                 -
 Common stock - $0.01 par value, 25,000,000 shares
      authorized, 16,696,564 and 15,446,564 shares issued
      and outstanding as of February 28, 2003 and
      May 31, 2002 respectively.                                        166,966           154,466
 Additional paid in capital                                          19,665,996        19,251,843
 Note receivable - common stock                                        (121,984)         (144,484)
 Subscription receivable - common stock                                 (54,000)          (54,000)
 Deficit                                                            (20,124,753)      (19,503,154)
                                                             ------------------ ------------------
 Total stockholders' equity                                            (467,775)         (295,329)
                                                             ------------------ ------------------
 Total liabilities and stockholders' equity                  $          109,148 $         114,108
                                                             ================== ==================

 Notes to Financial Statements are an integral part of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                             Three              Three              Nine               Nine
                                           Months Ended       Months Ended      Months Ended       Months Ended
                                        February 28, 2003  February 28, 2002  February 28, 2003  February 28, 2002
                                        -----------------  -----------------  -----------------  -----------------

 Revenues
   Wine and spirit sales                $          64,734  $          38,696  $         217,307  $          57,702
 Cost of goods sold                                41,118             15,649            151,854             28,149
                                        -----------------  -----------------  -----------------  -----------------

 Gross Profit                                      23,616             23,047             65,453             29,553
                                        -----------------  -----------------  -----------------  -----------------
 Expenses
   Selling, general, and administrative            21,892             60,860            281,110            101,680
   Depreciation and amortization                    1,225                 -               6,265                 -
   Consulting fees                                 28,635             99,250            385,154            207,237
   Interest                                         4,932                 -              14,523                 -
                                        -----------------  -----------------  -----------------  -----------------

   Total expenses                                  56,684            160,110            687,052            308,917
                                        -----------------  -----------------  -----------------  -----------------

   Net loss before extraordinary item             (33,068)          (137,063)          (621,599)          (279,364)

   Extraordinary item-forgiveness of debt
      income (net)                                     -             433,527                 -             666,745
                                        -----------------  -----------------  -----------------  -----------------

   Net income (loss)                    $         (33,068) $         296,464  $        (621,599) $         387,381
                                        =================  =================  ================== =================

Basic income (loss) per share of common stock:
   Loss before extraordinary item       $           (0.00) $           (0.01) $           (0.04) $          (0.03)

   Extraordinary Item                                  -                0.03                 -               0.06
                                        -----------------  -----------------  -----------------  -----------------

   Net income (loss) per share          $           (0.00) $            0.02  $           (0.04) $           0.03
                                        =================  =================  =================  =================

Weighted average number of common and common
   share equivalents outstanding:              17,358,008         15,687,549         16,891,537        11,768,436
                                        =================  =================  =================  =================

 Notes to Financial Statements are an integral part of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Nine Months Ended February 28, 2003
                                   (UNAUDITED)

                                                    Additional                                        Total
                                  Common Stock       Paid-in-     Notes    Subscriptions            Stockholders
                              Shares       Amount    Capital    Receivable  Receivable    Deficit     Equity
                            ----------- ----------- ----------- ----------- ----------- -----------  -----------

  BALANCE MAY 31, 2002       15,446,564 $   154,466 $19,251,843 $  (144,484)$   (54,000)$(19,503,154)$  (295,329)

Exercise of stock options       660,000       6,600      73,400          -           -            -       80,000

Issuance of shares for
   services                     600,000       6,000     114,000          -           -            -      120,000

Issuance of stock options for
services                             -           -      151,453          -           -            -      151,453

Repricing of options                 -           -       75,300          -           -            -       75,300

Payment on Notes Receivable          -           -           -       22,500          -            -       22,500

Cancellation of Shares          (10,000)       (100)         -           -           -            -         (100)

Net loss                             -           -           -           -           -      (621,599)   (621,599)
                            ----------- ----------- ----------- ----------- ----------- -----------  -----------

  BALANCE FEBRUARY 28, 2003  16,696,564 $   166,966 $19,665,996 $  (121,984)$  (54,000) $(20,124,753)$  (467,775)
                            =========== =========== =========== =========== =========== ===========  ===========

 Notes to Financial Statements are an integral part of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                            Statements of Cash Flows
              For the Nine Months Ended February 28, 2003 and 2002
                                   (UNAUDITED)

                                                               Nine Months Ended    Nine Months Ended
                                                               February 28, 2003    February 28, 2002
                                                              -------------------  -------------------
 Cash flow from operating activities:

        Net income (loss)                                     $         (621,599)  $           387,381
        Adjustments to reconcile net loss to net cash
          used (provided) in operating activities:
               Depreciation and
              amortization                                                 6,265                    -
               Common stock and stock
              options issued for services                                351,353               115,487
               Repricing of options                                       75,300                25,000
               Changes in operating assets and liabilities:
                  Accounts receivable                                    (18,016)              (40,950)
                  Prepaid Expenses                                        21,000               (21,000)
                  Accounts payable and accrued expenses                   51,423              (672,265)
                                                              -------------------  -------------------
               Net cash used in operating activities                    (134,274)             (206,347)
                                                              -------------------  -------------------

 Cash flows from investing activities:
        Cash used to purchase fixed assets                                    -                (54,000)
        Cash received from reorganization                                     -                 13,546
        Repayment of stockholder loans                                    22,500                    -
                                                              -------------------  -------------------
               Net cash provided by investing
              activities                                                  22,500               (40,454)
                                                              -------------------  -------------------

 Cash flows from financing activities:
        Net proceeds from issuance of common stock                            -                247,416
        Net borrowings (repayments) - bank                               (12,825)               21,000
        Net borrowings (repayments) to stockholder                       128,888                (3,102)
                                                              -------------------  -------------------
               Net cash provided by financing
              activities                                                 116,063               265,314
                                                              -------------------  -------------------

                          Net change in cash                               4,289                18,513
                                                              -------------------  -------------------

 Cash at beginning of period                                               3,695                   951
                                                              -------------------  -------------------

 Cash at end of period                                        $            7,984   $            19,464
                                                              ===================  ===================

 Supplemental disclosure of cash flow information:
        Interest
        Paid                                                  $           10,653   $             1,224
                                                              ===================  ===================

Non-cash investing and financing activity -
reorganization:
        Increase in assets                                                    -                 25,927
        Increase in liabilities                                               -               (259,103)
        Charge to Additional Paid in Capital                                  -                288,176
                                                              -------------------  -------------------
        Common stock issued                                   $               -    $            55,000
                                                              ===================  ===================

 Notes to Financial Statements are an integral part of the Financial Statements.

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  OPERATIONS

                New World Brands, Inc. (formerly Oak Tree Medical Systems, Inc.), a Delaware corporation, and its subsidiaries (the "Company") import wine and spirits for distribution in the United States. The Company holds the exclusive distribution rights for the wines of Vinicola L.A. Cetto, S.A. de C.V. ("L.A.
Cetto") in the United States. The Company has established arrangements for distribution of its products with major wine and spirit wholesale distributors from New York to California. The Company is in the initial stages of developing its relations with suppliers and customers, and is currently dependent on one supplier and has five customers that represent in excess of 10% of total sales in fiscal 2002.

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

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.  LIQUIDITY

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial losses in
2003, used cash from operating activities in 2003, and has negative working capital of $388,222 at February 28, 2003. This raises substantial doubt about the Company's ability to continue as a going concern.

        In the past, the Company has funded its capital requirements from sale of product, loans from shareholders, sales of equity securities and the issuance of equity securities in exchange for services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations. Although the
Company has in the past been and continues to be in discussions with the potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the
Company's existing stockholders and could also result in economic dilution.

4. COMMON STOCK

        In December 2002, a consultant exercised options to buy 200,000 shares of the Company's common stock at $0.14 per share.

        For the nine months ended February 28, 2003, the Company has issued
600,000 shares of the Company's common stock in exchange for services. The consultant performed services related to product promotion.

        For the nine months ended February 28, 2003, the Company has issued
1,350,000 options to purchase the Company's common stock in exchange for services. The consultants performed services related to product promotion, general business, financing, and public/investor relations.

5. RELATED PARTY TRANSACTIONS

        As of February 28, 2003, the Chairman of the Board and the President of
the Company have advanced the Company $154,000 and $13,888, respectively.

        The Company leases its office space on a month-to-month basis from a company that the Chairman of the Board is a partner. Rent payments totaled
$1,919 for the nine months ending February 28, 2003.

6.  SUBSEQUENT EVENTS

        In March 2003, the Company issued an Information Statement Pursuant to
Section 14(C) of the Securities Exchange Act of 1934 in lieu of an annual meeting. The Company obtained written consent of approximately 62% of the outstanding votes to authorize and approve:

         1.  The re-election of four directors to serve until their successors are elected and qualified; and

         2.  An amendment to our Certificate of Incorporation increasing the number of authorized shares of our Common Stock, from 25,000,000 shares to 50,000,000 shares and decrease our preferred stock, $.01 par value from 10,000,000 shares to 1,000 shares.

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

Results of Operations

Three months ended February 28, 2003 compared to Three months ended February 28,
2002:

        Revenue increased from $38,696 to $64,734 for the three months ended
February 28, 2003 (the "2003 Three Months") compared to the three months ended
February 28, 2002 (the "2002 Three Months") due to increased sales to current retail outlets and expanded distribution into additional on and off premise retail outlets within its current markets.

        Total expenses decreased by 64.59% to $56,684 for the 2003 Three Months from $160,110 for the 2002 Three Months. Cost of Sales increased to $41,118 for the 2003 Three Months from $15,649 for the 2002 Three months, due to the purchases of wine and spirits. Selling, general, and administrative expenses
(SG&A), depreciation expense, and consulting expense decreased by 67.67% to
$51,752 for the 2003 Three Months from $160,110 for the 2002 Three Months due to lower consulting and SG&A. During the 2002 Three Months, the Company recorded
$433,527 in forgiveness of debt income. The above factors contributed to a net loss of $(33,068) or ($0.00) per share for the 2003 Three Months as compared to a net income of $296,464 or $0.02 per share for the 2002 Three Months.

Nine months ended February 28, 2003 compared to Nine months ended February 28,
2002:

        Revenue increased from $57,702 to $217,307 for the nine months ended
February 28, 2003 (the "2003 Nine Months") compared to the nine months ended
February 28, 2002 (the "2002 Nine Months") due to the renewed activity of the
Company and to increased sales to current retail outlets and expanded distribution into additional on and off premise retail outlets within its current markets. The Company was inactive and had no sales for a period of four and one half months prior to the reorganization with Importers during the 2002
Nine Months.

        Total expenses increased by 122.41% to $687,052 for the 2003 Nine Months from $308,917 for the 2002 Nine Months due to the renewed activity of the
Company. Cost of Sales increased from $28,149 to $151,854 for the 2003 Nine
Months, due to the purchases of wine and spirits. Selling, general, and administrative expenses, depreciation expense, and consulting expense increased by 117.71% to $672,529 for the 2003 Nine Months from $308,917 for the 2002 Nine
Months due to the renewed activity of the Company. During the 2002 Nine Months, the Company recorded $666,745 in forgiveness of debt income. The above factors contributed to a net loss of $(621,599) or ($0.04) per share for the 2003 Nine
Months as compared to a net income of $387,381 or $0.03 per share for the 2002
Nine Months.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern. The Company incurred substantial losses in 2002, used cash from operating activities in 2002, and has negative working capital of
$388,222 at February 28, 2003. This raises substantial doubt about the Company's ability to continue as a going concern.

        As of February 28, 2003, the Company has two loans ("Operating Loan" and
"Auto Loan") and a line of credit from Commercebank, N.A. The Operating loan's outstanding balance was $134,896 with a variable interest rate of 0.25% plus prime. The term of the Operating Loan is for 4 years with principal and interest payments made monthly. The Auto loan's outstanding balance is $39,945 with and interest rate of 6.5%. The term of the Auto Loan is for 3 years with principal and interest payments made monthly. The line of credit is in the amount of
$25,000, as of February 28, 2003 $24,987 had been borrowed. The interest rate is variable at 0.25% plus prime, with interest payment made monthly and the principal payable on demand.

        In the past, the Company has funded its capital requirement from sales of product, sales of equity securities and the issuance of equity securities in exchange for services rendered. To facilitate future growth of the Company, any funding of operations will necessitate raising capital. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations. Although the
Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful.

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

NEW WORLD BRANDS, INC.

Dated:  April 7, 2003      By:  /s/  Allen Salzman
                                     Chief Executive Officer

Dated:  April 7, 2003      By:  /s/  Marvin Ribotsky
                                     Chief Financial Officer, Vice President