Form 10KSB
period 2003-05-31
NEW WORLD BRANDS INC
filed 2003-08-29
CIK 799426

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

/X/   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934.

                    For the annual period ended May 31, 2003

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

The Registrant's revenues for its most recent fiscal year: $ 294,063 Number of shares of common stock outstanding as of August 25, 2003: 20,403,939 The aggregate market value of voting and non-voting Common Stock (14,063,939 shares)
held by non-affiliates computed by reference to the closing price of the Common
Stock as of August 25, 2003: $7,172,609

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X].

PART I

Item 1.  Business

        New World Brands, Inc. (formerly Oak Tree Medical Systems, Inc.), a
Delaware corporation, and its subsidiaries (the "Company") import wine and spirits for distribution in the United States. The Company holds the exclusive distribution rights for the wines of Vinicola L.A. Cetto, S.A. de C.V. ("L.A.
Cetto") in the United States. The Company has established arrangements for distribution of its products with major wine and spirit wholesale distributors from New York to California. The Company is in the initial stages of developing its relationships with suppliers and customers, and is currently dependent on one supplier and had two customers that represented in excess of 10% of total sales in fiscal 2003.

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

Employees

        As of May 31, 2003 the Company had four full-time employees and no part-time employees.

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

                                                             Low Bid  High Bid
                                                             -------  --------
Fiscal Year Ended May 31, 2003
         First Quarter.......................................$0.100    $0.460
         Second Quarter...................................... 0.150     0.320
         Third Quarter....................................... 0.160     0.300
         Fourth Quarter...................................... 0.160     0.600

Fiscal Year Ended May 31, 2002
         First Quarter.......................................$0.090    $0.389
         Second Quarter...................................... 0.100     0.750
         Third Quarter....................................... 0.370     0.080
         Fourth Quarter...................................... 0.350     0.700

        As of August 25, 2003, there were approximately 157 holders of record of the Company's Common Stock. The closing bid and asked prices for the Company's
Common Stock on August 25, 2003, were $.49 and $.51 respectively.

        The Company has not paid any cash dividends on its Common Stock to date, and the Company does not contemplate the payment of cash dividends in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's ability to pay dividends.

        The following table provides information, as of May 31, 2003, with respect to all of our compensation plans under which equity securities are authorized for issuance:

                                         Number of securities
                                          to be issued upon        Weighted average
                                              exercise of          exercise price of     Number of securities
                                         outstanding options,    outstanding options,    remaining available
        Plan Category                    warrants and rights     warrants and rights     for future issuance
-------------------------------------------------------------------------------------------------------------
Plans approved by stockholders
Plans not approved by stockholders             430,000                   $0.19               4,800,000
                                            -----------                                     -----------
                                               430,000                                       4,800,000
                                            ===========                                     ===========

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

        During May 2003, the Company acquired the formulas and packaging of the
"Extreme Delight" cocktails. Extreme Delight are ready to drink spirit-based cocktails, which include: Cosmopolitan, Pina Colada, Tequila Sunrise, Vodka
Splash, and Margarita. The ready to drink cocktail is the fastest growing segment of the spirits industry. What makes Extreme Delight different is that it is an actual spirit based cocktail as opposed to the flavored beer offerings currently on the market. The Company will be aggressively marketing Extreme
Delight in several markets initially with plans to expand nationwide.

Results of Operations

         2003 Fiscal Year Compared to 2002 Fiscal Year

        Revenue increased to $294,063 from $164,054 for the year ended May 31,
2003 ("Fiscal 2003") compared to the year ended May 31, 2002 ("Fiscal 2002").
This was due to increased sales to current retail outlets and expanded distribution into additional on and off premise retail outlets within its current markets in Fiscal 2003. Also, the Company was inactive and had no sales for a period of four and one half months prior to the reorganization with
Importers during Fiscal 2002.

        Total expenses increased by 147.63% to $1,196,701 for Fiscal 2003 from
$483,264 for Fiscal 2002 due to the renewed activity of the Company. Cost of
Sales increased to $196,019 from $84,656 for Fiscal 2003, due to increased purchases of wine and spirits and the limited activity of the Company prior to the reorganization with Importers. Selling, general, and administrative expenses increased by 70.24% to $388,593 for Fiscal 2003 from $228,264 for Fiscal 2002 due to the renewed activity of the Company since the reorganization with
Importers. Consulting fees increased by 220.42% to $777,946 for Fiscal 2003 from
$242,791 for Fiscal 2002 due to greater promotion of the Company and it's products, as well as the limited activity of the Company prior to the reorganization with Importers. During Fiscal 2002, the company recorded forgiveness of debt income in the amount of $646,655. The above factors contributed to a net loss of ($1,098,657) or ($0.06) per share for Fiscal 2003 as compared to a net income of $242,789 or $0.02 per share for Fiscal 2002.

Liquidity and Capital Resources

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred substantial losses in 2003, used cash from operating activities in 2003 and 2002, and has negative working capital of $425,523 at May 31, 2003. This raises substantial doubt about the
Company's ability to continue as a going concern.

        As of May 31, 2003, the Company has two loans ("Operating Loan" and
"Auto Loan") and a line of credit from Commercebank, N.A. The Operating loan's outstanding balance was $123,958 with a variable interest rate of 0.25% plus prime. The term of the Operating Loan is for 4 years with principal and interest payments due monthly. The Auto loan's outstanding balance is $38,257 with and interest rate of 6.5%. The term of the Auto Loan is for 3 years with principal and interest payments due monthly. The line of credit is in the amount of
$25,000, as of May 31, 2003 $23,599 had been borrowed. The interest rate is variable at 0.25% plus prime, with interest payment due monthly and the principal payable on demand.

        In the past, the Company has funded its capital requirement from sales of product, sales of equity securities, and the issuance of equity securities in exchange for services rendered. To facilitate future growth of the Company, any funding of operations will necessitate raising capital. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations. Although the
Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful.

        Any substantial private equity investment in the Company will result in voting dilution of the existing stockholders and could also result in economic dilution. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations maybe in doubt.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.
When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of the accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties and that affect the reported amounts of assets, liabilities, revenues, expenses which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements giving due regard to materiality.

Revenue Recognition and Accounts Receivable

        Sales are recorded when title and risks of ownership transfer to the buyer. Shipping and handling fees charged to customers are recorded as revenues and the related costs are recorded as cost of sales.

        The Company markets its products to a diverse customer base in the
United States and in other countries. Credit is extended after a credit review by management, which is based on a customer's ability to perform its obligations. Such reviews are regularly updated. Accounts receivable at May 31,
2003 and 2002 are $53,878 and $38,473, respectively. Accounts receivable from one customer amounted to 65% of total accounts receivable at May 31, 2003.
Accounts receivable from three customers amounted to 68% of total accounts receivable at May 31, 2002.

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and awards. Accordingly, no compensation costs for stock options is included in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-
Based Compensation - Transition and Disclosure, amending FASB Statement No. 123,
Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amend APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended May 31, 2003.

        The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                  2003                   2002
                                              --------------        ------------
Net (loss) income as reported                 $ (1,098,657)          $  242,789
Deduct: Total stock-based employee
        compensation determined
        under fair value method for
        stock options, net of tax                  (67,060)            (162,256)
                                              --------------        ------------
Pro forma loss applicable
  to common stockholders                      $ (1,165,717)          $   80,533
                                              ==============        ============
Basic loss per share, as reported             $      (0.06)          $     0.02
                                              ==============        ============
Basic loss per share, pro forma               $      (0.07)          $     0.01
                                              ==============        ============
Diluted loss per share, as reported           $          -           $     0.02
                                              ==============        ============
Diluted loss per share, pro forma             $          -           $     0.01
                                              ==============        ============

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

        Reliance on Key Personnel. Our success is greatly dependent upon the continued participation of our executive officers. In addition to providing general supervision and direction, our executive officers provide active direction, supervisions and management of our sales and marketing efforts. Loss of the services of Marvin Ribotsky, our Chairman, Allen Salzman, our CEO, or
Harvey Bronstein, our President, could have a material adverse effect on our business. The Company will need to retain additional qualified and experienced personnel to implement its business plan. There can be no assurance that the
Company will be able to retain its current employees, or that it will be able to recruit additional knowledgeable and experienced employees and consultants in the future to meet its business needs. The loss of the Company's management and/or key personnel could have a material adverse impact on the Company.

        Foreign Currency and Operations Exposure. The Company may conduct some of its import activity for wine, spirits and packaging supplies in foreign currency. Accordingly, there is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse trade regulations could adversely impact the costs of these items and have an adverse impact on the
Company's profitability. In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on the Company's imported wine and spirits operations and thus on the Company's business, financial condition and results of operations.

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
condition and results of operations.

        Control by Present Management. Our officers and directors as a group control approximately 31% of our outstanding common stock, exclusive of options.
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

        None.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.

        The directors and executive officers of the Company and their positions at August 25, 2003 were as follows:

               Name            Age                Position
               ----            ---                --------

         Allen Salzman          68          Chief Executive Officer and Director
         Harvey Bronstein       61          President and Director
         Marvin Ribotsky        68          Vice President and Chairman of the Board
         Wendy Blotner          37          Chief Financial Officer
         Scott Rosenblum        53          Director

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

(a)      Financial Statements:
                                                                            Page
                                                                            ----

              Report of Independent Certified Public Accountants..............16

              Consolidated Balance Sheet as of May 31, 2003...................17

              Consolidated Statements of Operations for the years ended
              May 31, 2003 and 2002...........................................18

              Consolidated Statements of Stockholders' Equity for the
              Years ended May 31, 2003 and 2002...............................19

              Consolidated Statements of Cash Flows for the years ended
              May 31, 2003 and 2002...........................................20

              Notes to Consolidated Financial Statements...................21-29

(b)     Reports on From 8-K
              None.

(c)     The following documents are filed as exhibits to this Annual Report on
Form 10-KSB:
                  23.1     Consent of Wiss & Company, LLP

                  31.1     Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

                  31.2     Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

                  32       Certification pursuant to 18 U.S.C. section 1350, as
                           adopted pursuant to section 906 of the Sarbanes Oxley
                           Act of 2002

Item 14.  Controls and Procedures

        Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, New World Brand, Inc.'s principal executive officer and principal financial officer have concluded that New World
Brand, Inc.'s disclosure controls and procedures as defined in Rules 13a-14(c)
and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act) are effective to ensure that information required to be disclosed by New World
Brand, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no significant changes in New World Brand's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of the Annual Report on
Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 28, 2003                          NEW WORLD BRANDS, INC.

                                                 By:      /s/ Allen Salzman, CEO
                                                          ----------------------
                                                              Allen Salzman, CEO
                                                              (principal executive officer

                                                 By:      /s/ Marvin Ribotsky
                                                          ----------------------
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

Name                                Title                             Date
----                                -----                             ----

/s/  Allen Salzman          Chief Executive Officer              August 28, 2003
                            and Director

/s/  Harvey Bronstein       President and Director               August 28, 2003

/s/  Marvin Ribotsky        Vice President and Chairman          August 28, 2003
of the Board

/s/  Wendy Blotner          Chief Financial Officer              August 28, 2003

/s/  Scott Rosenblum        Director                             August 28, 2003

INDEX OF FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants............................16

Consolidated Financial Statements

         Notes to Consolidated Financial Statements........................21-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
New World Brands, Inc.

We have audited the accompanying consolidated balance sheet of New World Brands,
Inc. and Subsidiaries (formerly Oak Tree Medical Systems, Inc.) as of May 31,
2003, and the related consolidated statements of operations, stockholders'
equity and cash flows for the years ended May 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New
World Brands, Inc. and Subsidiaries as of May 31, 2003 and 2002, and the
consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                            WISS & COMPANY LLP

Livingston, New Jersey
July 15, 2003

                     New World Brands, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  May 31, 2003

        Assets:
        -------
          Cash                                                     $     13,374
          Accounts receivable                                            53,878
          Prepaid expenses                                                    -
                                                                  --------------
          Total current assets                                           67,252

          Other Intangible Assets                                       300,000
          Automobile, net of accumulated
           depreciation of $13,500
           and $3,060 respectively                                       40,500
                                                                  --------------
                 Total assets                                      $    407,752
                                                                  ==============

        Liabilities and stockholders equity:
        ------------------------------------
          Accounts payable and accrued expenses                    $    246,941
          Advances from stockholders                                    167,888
          Current maturities of loans payable bank                       77,946
                                                                  --------------
          Total current liabilities                                     492,775

          Loans payable bank, less current maturities                   107,868
                                                                  --------------
          Total liabilities                                             600,643
                                                                  --------------
          Preferred Stock - $0.01 par value, 10,000,000
           authorized, none issued.                                           -
          Common stock - $0.01 par value, 25,000,000 shares
           authorized, 17,776,564 and 15,446,564 shares issued
           and outstanding as of May 31, 2003 and
           May 31, 2002 respectively.                                   177,766
          Additional paid in capital                                 20,384,638
          Note receivable - common stock                                (99,484)
          Subscription receivable - common stock                        (54,000)
          Deficit                                                   (20,601,811)
                                                                   -------------
          Total stockholders' equity                                   (192,891)
                                                                   -------------
          Total liabilities and stockholders' equity                $   407,752
                                                                   =============

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                Year Ended           Year Ended
                                                               May 31, 2003         May 31, 2002
                                                           -------------------- --------------------

 Revenues
   Wine and spirit sales                                    $        294,063    $        164,054

 Cost of goods sold                                                   196,019             84,656
                                                           -------------------- --------------------
 Gross Profit                                                          98,044             79,398
                                                           -------------------- --------------------
 Expenses
   Selling, general, and administrative                               388,593            228,264
   Depreciation and amortization                                       10,440              3,060
   Consulting fees                                                    777,946            242,791
   Interest                                                            19,722              9,149
                                                           -------------------- --------------------
   Total expenses                                                   1,196,701            483,264
                                                           -------------------- --------------------
   Net loss before extraordinary item                              (1,098,657)          (403,866)

   Extraordinary item-forgiveness of debt income (net)                      -            646,655
                                                           -------------------- --------------------
   Net income (loss)                                         $     (1,098,657)  $        242,789
                                                           ==================== ====================

 Basic income (loss) per share of common stock:
   Loss before extraordinary item                                       (0.07)             (0.03)

   Extraordinary Item                                                       -               0.05
                                                           -------------------- --------------------
   Net income (loss) per share                                          (0.07)              0.02
                                                           ==================== ====================
 Diluted income (loss) per share of common stock:
   Loss before extraordinary item                                       (0.07)             (0.03)

   Extraordinary Item                                                       -               0.05
                                                           -------------------- --------------------
   Net income (loss) per share                                          (0.07)              0.02
                                                           ==================== ====================
 Weighted average number of common and common
    share equivalents outstanding:
     Basic -                                                       16,179,907         12,913,533
                                                           ==================== ====================
     Diluted -                                                     16,179,907         13,296,677
                                                           ==================== ====================

                     New World Brands, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                    For the Year Ended May 31, 2003 and 2002

                                     Common Stock       Additional      Prepaid     Notes     Subscriptions                 Total
                                                                                                                        Stockholders
                                  Shares     Amount  Paid-in-Capital  Consulting  Receivable    Receivable      Deficit    Equity
                               --------------------- ---------------- ----------- ---------- -------------- ------------- ----------
        BALANCE MAY 31, 2001   $ 7,285,264  $ 72,853  $ 18,944,384    $ (55,237)  $      -    $       -    $ (19,724,596)  (762,596)

Issuance of shares for services    160,000     1,600        34,150            -          -            -               -      35,750

Recapitalization resulting from
 merger with International
 Importers, Inc.                 5,500,000    55,000      (306,078)           -          -            -          (21,347)  (272,425)

Return of common stock             (88,700)     (887)          887            -          -            -                -          -

Issuance of stock options for
 services                                -         -       142,500            -          -            -                -    142,500

Exercise of stock options        2,590,000    25,900       436,000            -   (144,484)     (54,000)               -    263,416

Stock issued in connection with
 prepaid consulting                      -         -             -       55,237          -            -                -     55,237

Net income                               -         -             -            -          -            -          242,789    242,789
                               --------------------- ---------------- ----------- ---------- -------------- ------------- ----------
        BALANCE MAY 31, 2002   $15,446,564  $154,466  $ 19,251,843    $       -   $(144,484)    (54,000)    $(19,503,154)  (295,329)

Exercise of stock options          735,000     7,350        83,900                        -           -                -     91,250

Issuance of shares for services    655,000     6,550       124,450                        -           -                -    131,000

Issuance of shares for assets    1,000,000    10,000       290,000                        -           -                -    300,000

Issuance of stock options for
 services                                -         -       323,445                        -           -                -    323,445

Repricing of options                     -         -       323,500                        -           -                -    323,500

Payment on Notes Receivable              -         -             -                   32,500           -                -     32,500

Discount on Notes Receivable             -         -       (12,500)                  12,500           -                -          -

Cancellation of Shares             (60,000)     (600)            -                        -           -                -       (600)

Net loss                                 -         -             -                        -           -       (1,098,657)(1,098,657)
                               --------------------- ---------------- ----------- ---------- -------------- ------------- ----------
        BALANCE  MAY 31, 2003  $17,776,564  $177,766  $ 20,384,638    $       -    $(99,484)  $ (54,000)    $(20,601,811)  (192,891)
                               ===================== ================ =========== ========== ============== ============= ==========

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                       Year Ended        Year Ended
                                                                      May 31, 2003       May 31, 2002
                                                                   ------------------  -----------------
Cash flow from operating activities:
   Net income (loss)                                               $    (1,098,657)     $     242,789
   Adjustments to reconcile net loss to net cash
    used (provided) in operating activities:
       Depreciation and amortization                                        10,440              3,060
       Common stock and stock options
        issued for services                                                453,845            233,487
       Common stock issued resulting from recapitalization                                   (272,425)
       Repricing of options                                                323,500                  -
       Changes in operating assets and liabilities:
         Accounts receivable                                               (15,405)           (38,473)
         Prepaid Expenses                                                   21,000            (21,000)
         Accounts payable and accrued expenses                              89,157           (582,661)
                                                                  -------------------  -----------------
       Net cash used in operating activities                              (216,120)          (435,223)
                                                                  -------------------  -----------------
Cash flows from investing activities:
       Cash used to purchase fixed assets                                        -             (8,000)
       Repayment of note receivable                                         32,500                  -
                                                                  -------------------  -----------------
         Net cash provided by investing activities                          32,500             (8,000)
                                                                  -------------------  -----------------
Cash flows from financing activities:
        Net proceeds from issuance of common stock                          91,250            263,416
        Net borrowings (repayments) - bank                                 (26,839)           166,653
        Net borrowings (repayments) to stockholder                         128,888             15,898
                                                                  -------------------  -----------------
         Net cash provided by financing activities                         193,299            445,967
                                                                  -------------------  -----------------
             Net change in cash                                              9,679              2,744
                                                                  -------------------  -----------------
Cash at beginning of period                                                  3,695                951
                                                                  -------------------  -----------------
Cash at end of period                                                       13,374              3,695
                                                                  ===================  =================
Supplemental disclosure of cash flow information:
        Interest Paid                                              $        15,640       $      8,043
                                                                  ==================== =================
Non-cash investing and financing activity
        Borrowings from bank for the purchase of automobile        $             -       $     46,000
        Increase in assets                                         $       300,000       $          -
        Discount on stockholder loans                              $        12,500       $          -

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
Cetto") in the United States. The Company has established arrangements for distribution of its products with major wine and spirit wholesale distributors from New York to California. The Company is in the initial stages of developing its relationships with suppliers and customers, and is currently dependent on one supplier and had two customers that represented in excess of 10% of total sales in fiscal 2003.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of New World
Brands, Inc. and Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Depreciation expense for the years ending May 31, 2003 and 2002 amounted to $10,440 and $3,060, respectively.

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

Recent Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities.
The Company does not expect FIN 45 to have a material impact on its financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-
Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements are effective for our 2003 fiscal year. The interim disclosure requirements are now effective. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its financial position, results of operations or cash flows.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable
Interest Entities." This Interpretation clarifies the application of Accounting
Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and is effective as of July 31, 2003 for variable interest entities created prior to February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities," for
implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No.
149 applies prospectively to contracts entered into or modified after June 30,
2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of
SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial position, results of operations or cash flows.

Advertising Expense

        Advertising costs are expensed as incurred. Advertising expense for the years ended May 31, 2003 and 2002 amounted to approximately $20,000 and $47,000, respectively.

NOTE C - LIQUIDITY AND GOING CONCERN

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred substantial losses in 2003, used cash from operating activities in 2003 and 2002, and has negative working capital of $425,523 at May 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        In the past, the Company has funded its capital requirements from sale of product, loans from shareholders, sales of equity securities and the issuance of equity securities in exchange for and services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations.
Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise substantial amounts of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the
Company's existing stockholders and could also result in economic dilution.

NOTE D - COMMON STOCK

Consulting Agreements and Option Grants

        During May 2003, the Company issued 1,000,000 shares of stock to acquire formulas and packaging of the "Extreme Delight" spirit-based ready to drink cocktails.

        For the twelve months ended May 31, 2003, the Company has issued 655,000 shares of the Company's common stock in exchange for services. The consultants performed services related to product promotion.

        For the twelve months ended May 31, 2003, the Company has issued
1,850,000 options to purchase the Company's common stock in exchange for services. The consultants performed services related to product promotion, general business, financing, and public/investor relations.

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

        For the years ended May 31, 2003 and 2002, a summary of the status of stock options was as follows:

                                                   2003                                 2002
                                                   -----                                ----
                                                          Weighted                           Weighted
                                                           Average                           Average
                                           Number of      Exercise             Number of     Exercise
                                            Shares          Price                Shares        Price
                                           -------        --------             ---------    ---------

 Outstanding-beginning of year            1,590,000    $      0.45              4,012,500      $  0.99
 Granted                                  2,550,000           0.18              1,560,000         0.48
 Exercised                                 (735,000)          0.12             (2,590,000)        0.18
 Expired                                   (400,000)          0.63               (530,000)        1.31
 Cancelled                                 (125,000)          0.15               (862,500)        0.86
                                        ------------                          -------------
 Outstanding and exercisable-end of year  2,880,000    $      0.25             1,590,000       $  0.45
                                        ============                          =============

        The following table summarizes option data as of May 31, 2003:

                                                                  Weighted
                                                                  Average      Weighted                   Weighted
                                                                 Remaining     Average                     Average
                                                    Number      Contractual    Exercise      Number       Exercise
                                                 Outstanding       Life         Price     Exercisable      Price
                                               -------------   ------------   ---------- -------------    --------
 $0 to $0.99                                      2,755,000        2.31          0.19        2,755,000     0.29

 $1 to $1.99                                         75,000        3.33          1.33           75,000     1.38

 $2 to $3.50                                         50,000        3.33          2.00           50,000     2.00

 $3.51 to $6.00                                           -                                          -
                                               -------------                             -------------
                                                   2,880,000                               2,880,000
                                               =============                             =============

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

        The Company follows Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its stock-based compensation plan. The
Company utilized the Black-Scholes option-pricing model to quantify the expense of options issued to non-employees and the pro forma effects on net income and net income per share for the value of the options granted to employees during the fiscal years ended May 31, 2003 and 2002.

         The following assumptions were made in estimating fair value:

                                                     2003              2002
                                                     ----              ----

         Risk-free interest rate                      3%                 4%
         Expected volatility                        140-180%         125%-178%
         Expected option life                      1-10 years        1-10 years

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-
Based Compensation - Transition and Disclosure, amending FASB Statement No. 123,
Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended May 31, 2003. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the years ended May
31, 2003 and 2002:

                                                   2003                  2002
                                               -------------         -----------
Net (loss) income as reported                  $ (1,098,657)         $  242,789
Deduct: Total stock-based employee
        compensation determined
        under fair value method for
        stock options, net of tax                   (67,060)           (162,256)
                                               -------------          ----------
Pro forma loss applicable
  to common stockholders                       $ (1,165,717)         $   80,533
                                               =============          ==========
Basic loss per share, as reported              $      (0.06)         $     0.02
                                               =============          ==========
Basic loss per share, pro forma                $      (0.07)         $     0.01
                                               =============          ==========
Diluted loss per share, as reported            $          -          $      0.02
                                               =============          ==========
Diluted loss per share, pro forma              $          -          $      0.01
                                               =============          ==========

NOTE E - OTHER INTANGIBLE ASSETS

        During May 2003, the Company purchased the rights, title, and ownership of the "Extreme Delight" ready to drink cocktails from a distributor in Canada.
The Company issued 1,000,000 shares of the Company's common stock valued at
$300,000 on that day.

NOTE F - LONG-TERM DEBT

        Long-term debt consists of two notes payable. A $38,257 auto loan is payable in monthly installments of $775, including interest at 6.5% through
March 5, 2005. A $123,958 installment loan is payable in monthly installments of
$3,646, plus interest at .25% plus the prime rate, through March 5, 2006.
Long-term debt at May 31, 2003 matures as follows:

                             2004                                  $  54,347
                             2005                                     81,231
                             2006                                     26,637
                                                                 ---------------
                                                                    $162,215
                                                                 ===============

        The installment loan is personally guaranteed by the Chairman of the
Board and the President of the Company.

NOTE G - LINE OF CREDIT

        The Company has a $25,000 line of credit which is payable on demand.
There was $23,599 of borrowings under the line of credit at May 31, 2003. The line has a first lien on accounts receivable.

NOTE H - INCOME TAXES

        The Company has a net operating loss carryforward of approximately
$8,900,000 at May 31, 2003, which can be used to offset future federal taxable income through 2023.

        A valuation allowance is provided when it is more than likely than not that some portion of the deferred tax asset will not be realized. Management has determined that a full valuation allowance is appropriate at May 31, 2003.

NOTE I - EXTRAORDINARY ITEM

        During 2002, the Company entered into agreements defining terms to restructure certain accounts payable. The restructuring resulted in a cash settlement of $24,274 resulting in an extraordinary gain of $646,655 net of income taxes that were calculated as zero.

NOTE J - SUBSCRIPTION RECEIVABLE - COMMON STOCK

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

NOTE K - RELATED PARTY TRANSACTIONS

        As of May 31, 2003, the Chairman of the Board and the President of the
Company have advanced the Company $154,000 and $13,888, respectively. The advances bear interest at 5%.

        The Company leases its office space on a month-to-month basis from a company that the Chairman of the Board is a partner. Rent payments totaled
$2,561 for the period ending May 31, 2003.

        For the period ended May 31, 2003, the Company paid $7,000 for accounting services to a company that the Chairman of the Board is a partner.

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
Rosenblum paid $5,000 of the Company's outstanding Accounts Payable and issued to the Company a three-year, interest-bearing note at the prime interest rate for the remaining $45,000. Mr. Rosenblum paid $32,500 prior to the due date of the note in exchange for a discount of $10,000. At May 31, 2003 the balance of the note was $0.

NOTE L - MAJOR CUSTOMERS

        Sales to two domestic customers totaled $125,625 (43%) and $48,577 (16%)
in 2003. Accounts receivable from one customer amounted to 65% of total accounts receivable at May 31, 2003.

NOTE M - VENDOR CONCENTRATIONS

        The Company has an exclusive distributorship agreement with a Mexican company, which maintains a vineyard and produces various types of wines and other related wine mixes. The Company has approval from the Federal Agency
(Alcohol, Tobacco, Firearms [ATF]) for the importation of wines into the United
States from Mexico and includes provisions for minimum annual quantity commitments. The agreement expires August 30, 2003 with a three-year renewal option, if agreeable by both parties. Purchases from this supplier comprised
100% of the Company's purchases in 2003.

NOTE N - SUBSEQUENT EVENTS

        In June 2003, the Company and a consultant amended a consulting agreement to adjust the expiration date and price of stock options issued to the consultant in exchange for services.

        During June 2003, the company entered into consulting agreements with several consultants. The consultants will provided marketing services and will be compensated with 1,800,000 of the Company's common stock. If sales goals are not achieved, the consultants will have to return 450,000 shares of the
Company's common stock to the Company.

