Form 10QSB
period 2003-08-31
NEW WORLD BRANDS INC
filed 2003-10-20
CIK 799426

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
     /X/    Quarterly report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934.

                 For the quarterly period ended August 31, 2003

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

                                 Yes [X] No [ ]

Number of shares of common stock outstanding as of October 8, 2003: 20,526,564
Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

INDEX
                                                                            Page
PART I-- FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  as of August 31, 2003 and May 31, 2003                       3

                  Consolidated Statements of Operations for the three
                  months ended August 31, 2003 and 2002                        4

                  Consolidated Statement of Stockholders Equity
                  for the three months ended August 31, 2003                   5

                  Consolidated Statements of Cash Flows
                  for the three months ended August 31, 2003
                  and 2002                                                     6

                  Notes to Consolidated Financial Statements                 7-8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-10

Item 3.           Controls and Procedures                                     10

PART II--         OTHER INFORMATION

Item 1.           Legal Matters                                               10

Item 2.           Changes in Securities and the Use of Proceeds               10

Item 3.           Defaults Upon Senior Securities                             10

Item 4.           Submission of Matters to a Vote of Security Holders         10

Item 5.           Other Information                                           10

Item 6.          Exhibits and Reports on Form 8-K                          10-11

SIGNATURES                                                                    11

PART I  -  FINANCIAL INFORMATION

Item 1.     Financial Statements

                     New World Brands, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 August 31, 2003
                                                      (UNAUDITED)   May 31, 2003
                                                    --------------- ------------

 Assets:
 Cash                                               $       80,486  $    13,374
 Accounts receivable                                        28,106       53,878
                                                    --------------- ------------
 Total current assets                                      108,592       67,252

 Other intangible assets                                   300,000      300,000
 Automobile, net of accumulated depreciation
   of $15,660 and $13,500 respectively                      37,800       40,500
                                                    --------------- ------------
 Total assets                                       $      446,392  $   407,752
                                                    =============== ============

 Liabilities and stockholders equity:
 Accounts payable and accrued expenses              $      168,615  $   246,941
 Advances from stockholders                                162,888      167,888
 Current maturities of loans payable bank                   74,000       77,946
                                                    --------------- ------------
 Total current liabilities                                 405,503      492,775

 Loans payable bank, less current maturities                97,096      107,868
                                                    --------------- ------------
 Total liabilities                                         502,599      600,643
                                                    --------------- ------------

 Preferred Stock - $0.01 par value, 10,000,000
   authorized, none issued.                                     -            -
 Common stock - $0.01 par value, 25,000,000 shares
   authorized, 20,526,564 and 17,776,564 shares
   issued and outstanding as of August 31, 2003 and
   May 31, 2003 respectively.                              205,266      177,766
 Additional paid in capital                             21,580,709   20,384,638
 Note receivable - common stock                            (99,484)     (99,484)
 Subscription receivable - common stock                    (54,000)     (54,000)
 Prepaid Consulting                                       (563,400)          -
 Deficit                                               (21,125,298) (20,601,811)
                                                    --------------- ------------
 Total stockholders' equity                                (56,207)    (192,891)
                                                    --------------- ------------
 Total liabilities and stockholders' equity         $      446,392  $   407,752
                                                    =============== ============

 Notes to Financial Statements are an integral part of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                   Three              Three
                                                Months Ended      Months Ended
                                              August 31, 2003   August 31, 2002
                                             -----------------------------------
 Revenues

   Wine and spirit sales                     $        38,542    $        86,624

 Cost of goods sold
                                                      29,095             58,221
                                              ----------------------------------
 Gross Profit                                          9,447             28,403
                                              ----------------------------------
 Expenses
   Selling, general, and administrative               28,293            103,987
   Depreciation and amortization                       2,700              1,225
   Consulting fees                                   497,621             44,000
   Interest                                            4,320              4,548
                                              ----------------------------------
   Total expenses                                    532,934            153,760
                                              ----------------------------------
   Net loss                                   $     (523,487)   $      (125,357)
                                              ==================================
Basic and diluted (loss) per share of
 common stock:                                $       (0.02)    $         (0.01)
                                              ==================================
Weighted average number of common and
 common share equivalents outstanding:           21,237,585          15,472,107
                                              ==================================

 Notes to Financial Statements are an integral part of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended August 31, 2003
                                   (UNAUDITED)

                                   Common Stock      Additional       Notes   Subscriptions   Prepaid                     Total
                                                                                                                      Stockholders
                                 Shares     Amount  Paid-in-Capital Receivable  Receivable  Consulting    Deficit        Equity
                               -------------------- --------------- ---------- ------------ ---------- ------------- ---------------

  BALANCE MAY 31, 2003         17,776,564 $ 177,766 $ 20,384,638    $ (99,484) $  (54,000)        -    $(20,601,811)      (192,891)

Exercise of stock options         950,000     9,500      203,000           -           -          -              -         212,500

Issuance of shares for services 1,800,000    18,000      702,000           -           -    (563,400)            -         156,600

Issuance of stock options for
services                               -         -        44,971           -           -           -             -          44,971

Repricing of options                   -         -       246,100           -           -           -             -         246,100

Net loss                               -         -            -            -           -           -       (523,487)      (523,487)
                               -------------------- -------------- ----------- ------------ ---------- ------------- ---------------
   BALANCE AUGUST 31, 2003     20,526,564 $ 205,266 $ 21,580,709   $  (99,484) $  (54,000)  $(563,400)  (21,125,298)       (56,207)
                              ===================== ============== =========== ============ ========== ============= ===============

 Notes to Financial Statements are an integral part of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                            Statements of Cash Flows
               For the Three Months Ended August 31, 2003 and 2002
                                   (UNAUDITED)

                                                   Three Months Ended  Three Months Ended
                                                    August 31, 2003     August 31, 2002
                                                   -----------------   ------------------
 Cash flow from operating activities:

        Net income (loss)                          $      (523,487)     $      (125,357)
        Adjustments to reconcile net loss to net
          cash used (provided) in operating
          activities:
               Depreciation and amortization                  2,700               1,225
               Common stock and stock options
                  issued for services                       201,571                  -
               Repricing of options                         246,100                  -
               Changes in operating assets and
               liabilities:

                  Accounts receivable                        25,772              (5,233)

                  Other current assets                           -               21,000

                  Accounts payable and accrued
                     expenses                               (78,326)             55,124
                                                   -----------------   ------------------
               Net cash used in operating
                  activities                               (125,670)            (53,241)
                                                   -----------------   ------------------
 Cash flows from financing activities:

        Net borrowings (repayments) to stockholder           (5,000)             30,863

        Net proceeds from issuance of common stock          212,500               9,000

        Net borrowings (repayments) - bank                  (14,718)             12,315
                                                   -----------------   ------------------
               Net cash provided by financing
                  activities                                192,782              52,178
                                                   -----------------   ------------------

               Net change in cash                            67,112              (1,063)
                                                   -----------------   ------------------
 Cash at beginning of period                                 13,374               3,695
                                                   -----------------   ------------------
 Cash at end of period                             $         80,486    $          2,632
                                                   =================   ==================
 Supplemental disclosure of cash flow information:
        Interest paid                              $          3,233    $          3,695
                                                   =================   ==================

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
Cetto") in the United States. The Company has established arrangements for distribution of its products with major wine and spirit wholesale distributors from New York to California. The Company is in the initial stages of developing its relations with suppliers and customers, and is currently dependent on one supplier and had two customers that represent in excess of 10% of total sales in fiscal 2003.

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

        Footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the
United States of America have been omitted in accordance with the published rules and regulation of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2003.

3.  LIQUIDITY

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial losses in
2003, used cash from operating activities in 2003, and has negative working capital of $296,911 at August 31, 2003. This raises substantial doubt about the
Company's ability to continue as a going concern.

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

4.  COMMON STOCK

        In June 2003, several consultants exercised options to buy 700,000 shares of the Company's common stock at various prices.

        During June 2003, the Company and a consultant amended a consulting agreement to adjust the expiration date and price of stock options issued to the consultant in exchange for services.

        In July 2003, several consultants exercised options to buy 250,000 shares of the Company's common stock at $0.25 per share.

        For the three months ended August 31, 2003, the Company has issued
1,800,000 shares of the Company's common stock in exchange for services. The consultants will perform marketing services. If sales goals are not achieved, the consultants will have to return 450,000 shares of the Company's common stock to the Company.

5. RELATED PARTY TRANSACTIONS

        As of August 31, 2003, the Chairman of the Board and the President of
the Company have advanced the Company $149,000 and $13,888, respectively.

        The Company leases its office space on a month-to-month basis from a company that the Chairman of the Board is a partner. Rent payments totaled $803 for the three months ending August 31, 2003.

        For the period ended August 31, 2003, the Company paid $15,000 for accounting services to a company that the Chairman of the Board is a partner of.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Results of Operations

Three months ended August 31, 2003 compared to Three months ended August 31,
2002:

        Revenue decreased from $86,624 to $38,542 for the three months ended
August 31, 2003 (the "2004 Three Months") compared to the three months ended
August 31, 2002 (the "2003 Three Months") due to decreased sales to current retail outlets.

        Total expenses increased by 246.60% to $532,934 for the 2004 Three Months from $153,760 for the 2003 Three Months. Cost of Sales decreased to $29,095 for the 2004 Three Months from $58,221 for the 2003 Three months, due to the decrease in sales of wine and spirits. Selling, general, and administrative expenses (SG&A), depreciation expense, and consulting expense increased by
254.27% to $528,614 for the 2004 Three Months from $149,212 for the 2003 Three
Months due to higher consulting expense associated with the Company's promotion efforts. The above factors contributed to a net loss of $(523,487) or ($0.02)
per share for the 2004 Three Months as compared to a net loss of $125,357 or
($0.01) per share for the 2003 Three Months.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern. The Company incurred substantial losses in 2003, used cash from operating activities in 2003, and has negative working capital of
$296,911 at August 31, 2003. This raises substantial doubt about the Company's ability to continue as a going concern.

        As of August 31, 2003, the Company has two loans ("Operating Loan" and
"Auto Loan") and a line of credit from Commercebank, N.A. The Operating loan's outstanding balance was $113,021 with a variable interest rate of 0.25% plus prime. The term of the Operating Loan is for 4 years with principal and interest payments made monthly. The Auto loan's outstanding balance is $36,559 with and interest rate of 6.5%. The term of the Auto Loan is for 3 years with principal and interest payments made monthly. The line of credit is in the amount of
$25,000, as of August 31, 2003 $21,516 had been borrowed. The interest rate is variable at 0.25% plus prime, with interest payment made monthly and the principal payable on demand.

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

         None

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

                                       10

(a)      Exhibits

         The following documents are filed as exhibits to this Quarterly Report on Form 10-QSB:

         31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

         31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

         32       Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002

(b)      Reports on Form 8-K

                  In September, the Company changed auditors to Mahoney Cohen &
Company, CPA, P.C.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to
be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Dated:  October 20, 2003   By:  /s/  Allen Salzman
                                     Allen Salzman
                                     Chief Executive Officer

Dated:  October 20, 2003   By:  /s/  Marvin Ribotsky
                                     Marvin Ribotsky
                                     Principal Accounting Officer, Vice President

                                       11