Form 10QSB/A
period 2003-08-31
NEW WORLD BRANDS INC
filed 2003-10-29
CIK 799426

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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

Item 1.           Legal Matters

         None

Item 2.           Changes in Securities and Use of Proceeds

         New World issued the following securities during the period covered by this report without registering the securities under the Securities Act. All of the below issuances, offerings and sales were deemed to be exempt under
Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

         In June 2003, New World issued 1,800,000 shares of its common stock to consultants in exchange for services. The consultants will perform marketing services. If sales goals are not achieved, the consultants will have to return
450,000 shares of the common stock to the Company.

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