Form 10KSB/A
period 2003-05-31
NEW WORLD BRANDS INC
filed 2003-12-04
CIK 799426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the annual period ended May 31, 2003

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 033-91432

NEW WORLD BRANDS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	02-0401674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 N.E. 125th Street, Suite 120, North Miami, Florida, 33161
(Address of principal executive offices)

(305) 891-7389
(Issuer’s telephone)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year: $ 294,063 Number of shares of common stock outstanding as of November 20, 2003: 20,526,564

The aggregate market value of voting and non-voting Common Stock (12,921,564 shares) held by non-affiliates computed by reference to the closing price of the Common Stock as of November 20, 2003: $3,747,254

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

        Section 16(a) of the Securities and Exchange Act of 1934, as amended ( the “Exchange Act”), requires the Company’s officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (“10% stockholders”) to file reports of ownership and changes in ownership with the Securities & Exchange Commission. Officers, directors and 10% stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended May 31, 2003, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent beneficial owners were complied with.

Code of Ethics

        The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company, attached hereto as Exhibit 99.1.

Item 10. Executive Compensation

        Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company’s Chief Executive Officer and its other most highly compensated executive officers who earned over $100,000 during the fiscal year ended May 31, 2003 (collectively, the “named executive officers”) for services rendered in all capacities to the Company during fiscal years ended May 31, 2003, 2002 and 2001.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Other Annual Compensation	No. of Securities Underlying Options	All Other Compensation
Allen Salzman (1)	2001	-	-	-	-	-
Chief Executive Officer	2002	75,000	-	-	300,000	-
	2003	115,500	-	-	-	-

(1)     Mr. Salzman became Chief Executive Officer in October 2001 through the reorganization with International Importers, Inc.

Option/SAR Grants in the Last Fiscal Year

        The following table reflects option grants to our executive officers in the prior fiscal year.

Name	# of Securities Underlying Options/ SAR's Granted	% Total Options/ SAR's Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Marvin Ribotsky	600,000	100.00%	0.10	7/24/2007
Vice President

Aggregate Option Exercises and Fiscal Year-End Option Values

        The following table sets forth certain information relating to the exercise of stock options during the fiscal year ended May 31, 2003 for each of our executive officers and the fiscal year-end value of the unexercised options held by our executive officers.

Name	Shares Acquired On Exercise	Value Realized	# of Unexercised Options At Fiscal Year End Exercisable Unexercisable		In-The-Money Options At Fiscal Year End Exercisable (1) Unexercisable
Allen Salzman	50,000	5,000	250,000	-	100,000	-
Harvey Bronstein	60,000	6,000	-	-	-	-
Marvin Ribotsky	50,000	5,000	850,000	-	340,000	-
Wendy Blotner	50,000	5,000	-	-	-	-

(1)

Value is calculated on the basis of the difference between the option exercise price and the closing price for the Common Stock at $0.40 as of May 31, 2003 as quoted on the over-the-counter market, multiplied by the number of shares underlying the option.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information as of November 20, 2003 with respect to (i) those persons known to the Company to beneficially own more than 5% of the Company’s Common Stock, (ii) each director of the Company, (iii) each executive officer, and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

Name and Beneficial Owner	Common Stock Beneficially Owned Shares	(1)	Percent
Marvin Ribotsky	3,375,000	(2)	16.44%
901 N.E. 125th Street, Suite 120
North Miami, FL 33161
Allen Salzman	2,700,000	(3)	13.15%
901 N.E. 125th Street, Suite 120
North Miami, FL 33161
Scott S. Rosenblum	930,000	(4)	4.53%
c/o Kramer Levin Naftalis & Frankel LLP
919 Third Avenue
New York, NY 10022
Harvey Bronstein	550,000	(5)	2.68%
901 N.E. 125th Street, Suite 120
North Miami, FL 33161
Wendy Blotner	50,000	(6)	0.24%
901 N.E. 125th Street, Suite 120
North Miami, FL 33161
All directors and executive officers	7,605,000	(7)	37.05%
As a group (5 persons)

(1)

Based on 20,526,564 shares of Common Stock and Options to purchase Common Stock outstanding as of November 20, 2003. Pursuant to the rules of the Securities and Exchange Commission (“the Commission”), certain shares of Common Stock which a person has the right to acquire within 60 days of November 20, 2003 pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes (i) 850,000 shares of Common Stock subject to currently exercisable options, and (ii) 2,525,000 shares of Common Stock.

(3)	Includes (i) 250,000 shares of Common Stock subject to currently exercisable options, and (ii) 2,450,000 shares of Common Stock.

(4)	Includes (i) 330,000 shares of Common Stock subject to currently exercisable options, and (ii) 600,000 shares of Common Stock.

(5)	Includes 550,000 shares of Common Stock. (6) Includes 50,000 shares of Common Stock.

(7)	Includes (i) 1,430,000 shares of Common Stock subject to currently exercisable options, and (ii) 6,175,000 shares of Common Stock.

        The following table provides information, as of May 31, 2003, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Plans approved by stockholders	--	--	--
Plans not approved by stockholders	2,405,000	0.10	2,595,000

Item 12. Certain Relationships and Related Transactions

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

Item 13. Exhibits, Lists and Reports on Form 8-K

(a) Exhibit List

    31       Certification pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

    32       Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

    99.1    Code of Ethics

Item 14. Principal Accountant Fees and Services

Audit Fees

        For the Company’s fiscal year ended May 31, 2003 and May 31, 2002, we were billed approximately $10,300 and $10,600 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $4,000 and $4,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended May 31, 2003 and May 31, 2002, respectively.

Tax Fees

        For the Company’s fiscal year ended May 31, 2003 and May 31, 2002, we were billed approximately $2,500 and $2,500, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

        The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended May 31, 2003 and May 31, 2002.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 2003	NEW WORLD BRANDS, INC. By: /s/ Allen Salzman, CEO Allen Salzman, CEO (principal executive officer) By: /s/ Marvin Ribotsky Marvin Ribotsky, Chairman of the Board (principal financial officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Allen Salzman /s/ Harvey Bronstein /s/ Marvin Ribotsky /s/ Wendy Blotner /s/ Scott Rosenblum	Chief Executive Officer and Director President and Director Vice President and Chairman of the Board Chief Financial Officer Director	November 20, 2003 November 20, 2003 November 20, 2003 November 20, 2003 November 20, 2003