Form 10QSB
period 2003-11-30
NEW WORLD BRANDS INC
filed 2004-01-14
CIK 799426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

    (Mark One)

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 30, 2003

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

Yes  [X]   No  [  ]

Number of shares of common stock outstanding as of January 6, 2004: 19,803,922
Transitional Small Business Disclosure Format (check one):

Yes  [  ]   No  [X]

INDEX PART I Item 1. Item 2. Item 3. PART II Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. SIGNATURES

FINANCIAL INFORMATION

Financial Statements

Consolidated Balance Sheets as of November 30, 2003 and May 31, 2003

Consolidated Statements of Operations for the three and six months ended November 30, 2003 and 2002

Consolidated Statement of Stockholders Equity for the six months ended November 30, 2003

Consolidated Statements of Cash Flows for the six months ended November 30, 2003 and 2002

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Controls and Procedures

OTHER INFORMATION

Legal Matters

Changes in Securities and the Use of Proceeds

Defaults Upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

	Exhibits and Reports on Form 8-K	Page 3 4 5 6 7-8 8-11 11 11 11 11 11 11 11-12 12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

New World Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30, 2003 (UNAUDITED)	May 31, 2003
Assets:
Cash	$ 34,051	$ 13,374
Accounts receivable	20,823	53,878

Total current assets	54,874	67,252
Other intangible assets	300,000	300,000
Automobile, net of accumulated depreciation of $18,900
and $13,500 respectively	35,100	40,500

Total assets	$ 389,974	$ 407,752

Liabilities and stockholders equity:
Accounts payable and accrued expenses	$ 147,088	$ 246,941
Deposits	50,000	--
Advances from stockholders	157,888	167,888
Current maturities of loans payable bank	72,700	77,946

Total current liabilities	427,676	492,775
Loans payable bank, less current maturities	83,692	107,868

Total liabilities	511,368	600,643

Preferred Stock - $0.01 par value, 10,000,000 authorized,
none issued	--	--
Common stock - $0.01 par value, 25,000,000 shares
authorized, 20,403,922 and 17,776,564 shares issued
and outstanding as of November 30, 2003 and
May 31, 2003 respectively	204,040	177,766
Additional paid in capital	21,221,506	20,384,638
Note receivable - common stock	(99,484)	(99,484)
Subscription receivable - common stock	--	(54,000)
Prepaid consulting	(383,400)	--
Accumulated deficit	(21,064,056)	(20,601,811)

Total stockholders' deficiency	(121,394)	(192,891)

Total liabilities and stockholders' equity	$ 389,974	$ 407,752

        Notes to Financial Statements are an integral part of the Financial Statements.

New World Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended November 30, 2003	Three Months Ended November 30, 2002	Six Months Ended November 30, 2003	Six Months Ended November 30, 2002
Revenues
Wine and spirit sales	$ 29,975	$ 65,948	$ 68,517	$ 152,572

Cost of goods sold	23,028	52,515	52,123	110,736

Gross Profit	6,947	13,433	16,394	41,836

Expenses
Selling, general, and administrative	16,769	154,932	45,062	258,919
Depreciation and amortization	2,700	3,815	5,400	5,040
Consulting fees	(78,197)	312,519	419,424	356,519
Interest	4,433	5,043	8,753	9,591

Total expenses	(54,295)	476,309	478,639	630,069

Net income(loss)	$ 61,242	$ (462,876)	$ (462,245)	$ (588,233)

Basic and diluted (loss) per share of common stock:	$ 0.00	$ (0.03)	$ (0.02)	$ (0.04)

Weighted average number of common and common
share equivalents outstanding:	20,397,993	15,646,124	20,148,968	15,558,914

Notes to Financial Statements are an integral part of the Financial Statements.

New World Brands, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended November 30, 2003
(UNAUDITED)

	Common Stock Shares Amount		Additional Paid-in-Capital	Notes Receivable	Subscriptions Receivable	Prepaid Consulting	Deficit	Total Stockholders Equity
BALANCE MAY 31, 2003	17,776,564	$177,766	$20,384,638	$(99,484)	$(54,000)	--	$(20,601,811)	$(192,891)
Exercise of stock options	1,000,000	10,000	207,500	--	--	--	--	217,500
Issuance of shares for services	1,800,000	18,000	702,000	--	--	(383,400)	--	336,600
Issuance of stock options for
services	--	--	89,942	--	--	--	--	89,942
Repricing of options	--	--	(110,300)	--	--	--	--	(110,300)
Return of shares	(180,000)	(1,800)	(52,200)	--	54,000	--	--	--
Adjustment for pre-split shares	7,358	74	(74)	--	--	--	--	--
Net loss	--	--	--	--	--	--	(462,245)	(462,245)

BALANCE NOVEMBER 30, 2003	20,403,922	$204,040	$21,221,506	$(99,484)	$--	$(383,400)	$(21,064,056)	$(121,394)

Notes to Financial Statements are an integral part of the Financial Statements.

New World Brands, Inc. and Subsidiaries
Statements of Cash Flows
For the Six Months Ended November 30, 2003 and 2002
(UNAUDITED)

	Six Months Ended November 30, 2003	Six Months Ended November 30, 2002
Cash flow from operating activities:
Net income (loss)	$(462,245)	$(588,233)
Adjustments to reconcile net loss to net cash
used (provided) in operating activities:
Depreciation and amortization	5,400	5,040
Common stock and stock options issued for services	426,542	417,018
Repricing of options	(110,300)	--
Changes in operating assets and liabilities:
Accounts receivable	33,055	1,746
Other current assets	--	21,000
Accounts payable and accrued expenses	(99,853)	86,942
Deposits	50,000	--

Net cash used in operating activities	(157,401)	(56,487)

Cash flows from financing activities:
Net borrowings (repayments) to stockholder	(5,000)	59,275
Net proceeds from issuance of common stock	212,500	--
Net borrowings (repayments) - bank	(29,422)	(238)

Net cash provided by financing activities	178,078	59,037

Net change in cash	20,677	2,550

Cash at beginning of period	13,374	3,695

Cash at end of period	$34,051	$6,245

Supplemental disclosure of cash flow information:
Interest Paid	$6,345	$7,983

Notes to Financial Statements are an integral part of the Financial Statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. OPERATIONS

        New World Brands, Inc. (formerly Oak Tree Medical Systems, Inc.), a Delaware corporation, and its subsidiaries (the “Company”) import wine and spirits for distribution in the United States. The Company holds the exclusive distribution rights for the wines of Vinicola L.A. Cetto, S.A. de C.V. (“L.A. Cetto”) in the United States. The Company has established arrangements for distribution of its products with major wine and spirit wholesale distributors from New York to California. The Company is in the initial stages of developing its relations with suppliers and customers, and is currently dependent on one supplier and had two customers that represent in excess of 10% of total sales in fiscal 2003.

2.     CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements include all the accounts of New World Brands, Inc. and it’s wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

        In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

        Footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulation of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2003.

3. LIQUIDITY

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial losses in 2003, used cash from operating activities in 2003, and has negative working capital of $372,802 at November 30, 2003. This raises substantial doubt about the Company’s ability to continue as a going concern.

        In the past, the Company has funded its capital requirements from sale of product, loans from shareholders, sales of equity securities and the issuance of equity securities in exchange for services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company’s operations. Although the Company has in the past been and continues to be in discussions with the potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the Company’s existing stockholders.

4.     COMMON STOCK

        During the three months ended November 30, 2003, the Chief Executive Officer (CEO) exercised 50,000 options to purchase the Company’s common stock. The CEO paid for the options by offsetting loans that he had previously made to the Company.

        During the three months ended November 30, 2003, a consultant returned 180,000 shares of the Company’s common stock to the Company.

5.     RELATED PARTY TRANSACTIONS

        As of November 30, 2003, the Chairman of the Board and the Chief Executive Officer of the Company have advanced the Company $149,000 and $8,888, respectively.

        The Company leases its office space on a month-to-month basis from a company in which the Chairman of the Board is a partner. Rent payments totaled $1,605 for the six months ending November 30, 2003.

6.     SUBSEQUENT EVENTS

        The Company has cancelled agreements with several consultants. The cancellations required the consultants to return 800,000 shares of the Company’s common stock to the Company. The stock returned to date is 600,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended November 30, 2003 compared to three months ended November 30, 2002:

        Revenue decreased from $65,948 to $29,975 for the three months ended November 30, 2003 compared to the three months ended November 30, 2002 due to decreased sales to current retail outlets.

        Total expenses decreased by $530,604 from $476,309 to $(54,295) for the three months ended November 30, 2003 compared to the three months ended November 30, 2002. The decrease in total expenses is mainly due to variable accounting for stock options. The negative adjustment for the stock options was $(356,400) for the three months ended November 30, 2003.

        Cost of Sales decreased to $23,028 for the three months ended November 30, 2003 from $52,515 for the three months ended November 30, 2002. The decrease in Cost of Sales is due to the decrease in sales of wine and spirits.

        Selling, general, and administrative expenses, depreciation expense, and consulting expense decreased by $529,994 to $(58,728) for the three months ended November 30, 2003 from $471,266 for the three months ended November 30, 2002, due mainly to variable accounting for stock options.

        The above factors contributed to a net income of $61,242 or $0.00 per share for the three months ended November 30, 2003 as compared to a net loss of $462,876 or ($0.03) per share for the three months ended November 30, 2002.

        The Company is negotiating an agreement for distribution rights for its spirit based cocktails and received a deposit of $50,000 regarding this agreement during the three months ended November 30, 2003.

Six months ended November 30, 2003 compared to six months ended November 30, 2002:

        Revenue decreased from $152,572 to $68,517 for the six months ended November 30, 2003 compared to the six months ended November 30, 2002 due to decreased sales to current retail outlets.

        Total expenses decreased by $151,430 from $630,069 to $478,639 for the six months ended November 30, 2003 compared to the six months ended November 30, 2002. The decrease in total expenses is due mainly to variable accounting for stock options. The negative adjustment for the stock options was $110,300 for the six months ended November 30, 2003.

        Cost of Sales decreased to $52,123 for the six months ended November 30, 2003 from $110,736 for the six months ended November 30, 2002, due to the decrease in sales of wine and spirits.

        Selling, general, and administrative expenses, depreciation expense, and consulting expense decreased to $469,886 for the six months ended November 30, 2003 from $620,478 for the six months ended November 30, 2002 due mainly to variable accounting for stock options.

        The above factors contributed to a net loss of $(462,245) or $(0.02) per share for the six months ended November 30, 2003 as compared to a net loss of $588,233 or ($0.04) per share for the six months ended November 30, 2002.

        The Company is negotiating an agreement for distribution rights for its spirit based cocktails and received a deposit of $50,000 regarding this agreement during the six months ended November 30, 2003.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred substantial losses in 2003, used cash from operating activities in 2003, and has negative working capital of $372,802 at November 30, 2003. This raises substantial doubt about the Company’s ability to continue as a going concern.

        As of November 30, 2003, the Company has two loans (“Operating Loan” and “Auto Loan”) and a line of credit from Commercebank, N.A. The Operating Loan’s outstanding balance was $102,083 with a variable interest rate of 0.25% plus prime. The term of the Operating Loan is for 4 years with principal and interest payments made monthly. The Auto Loan’s outstanding balance is $34,875 with an interest rate of 6.5%. The term of the Auto Loan is for 3 years with principal and interest payments made monthly. The line of credit is in the amount of $25,000. As of November 30, 2003 $19,434 had been borrowed under the line of credit. The interest rate is variable at 0.25% plus prime, with interest payment made monthly and the principal payable on demand.

        In the past, the Company has funded its capital requirement from sales of product, sales of equity securities and the issuance of equity securities in exchange for services rendered. To facilitate future growth of the Company, any funding of operations will necessitate raising capital. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company’s operations. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful.

        Any substantial private equity investment in the Company will result in voting dilution of the existing stockholders. If the Company is unable to obtain new capital, the Company will be unable to carry out its strategy of growth through acquisitions and the long-term ability of the Company to continue its operations maybe in doubt.

Forward Looking Statements

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E or the Exchange Act, including statements reflecting the Company’s views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Additional information or factors that may affect the business and financial results of the Company can be found in the other filings of the Company with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statements.

Item 3.  Controls and Procedures

        As of November 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our discloser procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of November 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files of submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the quarter ended November 30, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Matters

         None

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

        During October 2003, Scott Rosenblum resigned as a Director of the Company and Wendy Blotner was appointed to take his place.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        The following documents are filed as exhibits to this Quarterly Report on Form 10-QSB:

31.1 32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section906 of the Sarbanes Oxley Act of 2002

(b)     Reports on Form 8-K

         None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Dated: January 14, 2004 Dated: January 14, 2004	By: /s/ Allen Salzman Allen Salzman Chief Executive Officer, Principal Executive Officer By: /s/ Marvin Ribotsky Marvin Ribotsky Vice President, Principal Financial Officer