Form 10QSB
period 2004-02-29
NEW WORLD BRANDS INC
filed 2004-04-14
CIK 799426

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended February 29, 2004

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______ to ______

                        Commission file number 033-91432

                             NEW WORLD BRANDS, INC.

        (Exact name of small business issuer as specified in its charter)

                Delaware                            020401674
                ________                            _________
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

                                 Yes [X] No [ ]

Number of shares of common stock  outstanding  as of April 12, 2004:  19,603,939
Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

INDEX
                                                                     Page
PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
as of February 29, 2004 and May 31, 2003                               3

Consolidated Statements of Operations for the three and
nine months ended February 29, 2004 and 2003                           4

Consolidated Statement of Stockholders Equity
for the nine months ended February 29, 2004                            5

Consolidated Statements of Cash Flows
for the nine months ended February 29, 2004
and 2003                                                               6

Notes to Consolidated Financial Statements                            7-8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   8-10

Item 3. Controls and Procedures                                      10-11

PART II-- OTHER INFORMATION

Item 1. Legal Matters                                                 11

Item 2. Changes in Securities and the Use of Proceeds                 11

Item 3. Defaults Upon Senior Securities                               11

Item 4. Submission of Matters to a Vote of Security Holders           11

Item 5. Other Information                                             11

Item 6. Exhibits and Reports on Form 8-K                            11-12

SIGNATURES                                                            12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     New World Brands, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                                          February 29, 2004
                                                             (UNAUDITED)          May 31, 2003
                                                     ----------------------- --------------------

 Assets:
 Cash                                                          $4,551             $13,374
 Prepaid Expenses                                               7,625
 Accounts receivable                                           44,890              53,878
                                                     ----------------------- --------------------
 Total current assets                                          57,066              67,252
 Other intangible assets                                      300,000             300,000
 Automobile, net of accumulated depreciation
of $21,600 and $13,500 respectively                            32,400              40,500
                                                     ----------------------- --------------------
 Total assets                                                $389,466            $407,752

                                                     ======================= ====================
 Liabilities and stockholders equity:
 Accounts payable and accrued expenses                       $176,228             $246,941
 Advances from stockholders                                   162,888              167,888
 Current portion of deferred revenue                           35,000                    -
 Current maturities of loans payable bank                      71,268               77,946
                                                     ----------------------- --------------------
 Total current liabilities                                    445,384              492,775
 Deferred revenue, less current portion                        67,083                    -
 Loans payable bank, less current maturities                   70,312              107,868
                                                     ----------------------- --------------------
 Total long term liabilities                                  137,395              107,868
                                                     ----------------------- --------------------
 Total liabilities                                            582,779              600,643
                                                     ----------------------- --------------------

 Preferred Stock - $0.01 par value, 10,000,000
  authorized, none issued.                                          -                    -
 Common stock - $0.01 par value, 25,000,000 shares
  authorized, 19,603,939 and 17,776,564 shares issued
  authorized, and outstanding as of February 29, 2004 and
  May 31, 2003 respectively.                                  196,040              177,766
 Additional paid in capital                                20,885,924           20,384,638
 Note receivable - common stock                               (99,484)             (99,484)
 Subscription receivable - common stock                             -              (54,000)
 Accumulated deficit                                      (21,175,793)         (20,601,811)
                                                     ----------------------- --------------------
 Total stockholders' deficiency                              (193,313)            (192,891)
                                                     ----------------------- --------------------
 Total liabilities and stockholders' equity                  $389,466             $407,752
                                                     ======================= ====================

Notes to Financial Statements are an integral part of the Financial Statements.

                                      F-1

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                          Three             Three             Nine              Nine
                                          Months Ended      Months Ended      Months Ended      Months Ended
                                          February 29, 2004 February 28, 2003 February 29, 2004 February 28, 2003
                                         ----------------------------------------------------------------------------
 Revenues
 Wine and spirit sales                      $78,471          $64,734          $146,988            $217,307
 Cost of goods sold                          61,057           41,118           113,180             151,854
                                         ----------------------------------------------------------------------------

 Gross Profit                                17,414           23,616            33,808              65,453
                                         ----------------------------------------------------------------------------

 Expenses
   Selling, general, and administrative      26,872           21,892            71,934             281,110
   Depreciation and amortization              2,700            1,225             8,100               6,265
   Consulting fees                           98,318           28,635           517,742             385,154
   Interest                                   4,178            4,932            12,931              14,523
                                          ----------------------------------------------------------------------------
Total expenses                              132,068           56,684           610,707             687,052
                                          ----------------------------------------------------------------------------
 Other Income
   Distribution Rights                        2,917                -             2,917                   -
   Net loss                               $(111,737)        $(33,068)        $(573,982)          $(621,599)
                                          ============================================================================
Basic and diluted (loss) per share of
common stock:                                   $(0.01)          $(0.00)           $(0.03)            $(0.04)
Weighted average number of common and
 common share equivalents outstanding:   19,899,861         17,358,008      20,066,236         16,891,537
                                          ============================================================================

 Notes to Financial Statements are an integral part of the Financial Statements.

                                      F-2

                     New World Brands, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the Nine months ended February 29, 2004
                                   (UNAUDITED)

                                                                                                                        Total
                                      Common Stock      Additional        Notes       Subscriptions Prepaid             Stockholders
                                   Shares     Amount    Paid-in-Capital   Receivable  Receivable    Consulting Deficit  Equity
                                 ---------------------------------------------------------------------------------------------------

            BALANCE MAY 31, 2003   17,776,564  $177,766  $20,384,638     $(99,484)   $(54,000)       -   $(20,601,811)    $(192,891)
 Exercise of stock options          1,000,000    10,000      207,500            -           -        -              -       217,500
 Issuance of shares for services    1,800,000    18,000      722,000            -           - (383,400)             -       356,600
 Issuance of stock options for
 services                                   -         -       99,160            -           -        -              -        99,160
 Repricing of options                       -               (163,100)           -           -        -              -      (163,100)
 Return of shares                    (980,000)   (9,800)    (364,200)           -      54,000  383,400              -        63,400
 Adjustment for pre-split shares        7,375        74          (74)           -           -        -              -             -
 Net loss                                   -         -            -            -           -        -       (573,982)     (573,982)
                                 ---------------------------------------------------------------------------------------------------
       BALANCE FEBRUARY 29, 2004   19,603,939  $196,040  $20,885,924     $(99,484)      $   -     $  -   $(21,175,793)    $(193,313)
                                 ===================================================================================================

 Notes to Financial Statements are an integral part of the Financial Statements.

                                      F-3

                     New World Brands, Inc. and Subsidiaries
                            Statements of Cash Flows
              For the Nine months ended February 29, 2004 and 2003
                                   (UNAUDITED)

                                                       Nine Months Ended      Nine Months Ended
                                                       February 29, 2004      February 29, 2003
                                                 ------------------------   -----------------------
 Cash flow from operating activities:
     Net income (loss)                                     $(573,982)            $(621,599)
 Adjustments to reconcile net loss to net cash
 used (provided) in operating activities:
     Depreciation and amortization                             8,100                 6,265
     Common stock and stock options
     issued for services                                     519,160               351,353
     Repricing of options                                   (163,100)               75,300
     Changes in operating assets and liabilities:
     Accounts receivable                                       8,988              (18,016)
     Prepaid expenses                                         (7,625)              21,000
     Accounts payable and accrued expenses                   (70,713)              51,423
     Deferred Revenue                                        102,083                    -
                                                ------------------------    -----------------------
     Net cash used in operating activities                  (177,089)            (134,274)
                                                ------------------------    -----------------------
 Cash flows from investing activities:
     Repayment of stockholder loans                                -               22,500
                                                ------------------------    -----------------------
     Net cash provided by investing activities
                                                                   -               22,500
                                                ------------------------    -----------------------
 Cash flows from financing activities:
     Net borrowings (repayments) to stockholder               (5,000)             128,888
     Net proceeds from issuance of common stock              217,500                    -
     Net borrowings (repayments) - bank                      (44,234)             (12,825)
                                                ------------------------    -----------------------
     Net cash provided by financing activities               168,266              116,063
                                                ------------------------    -----------------------
     Net change in cash
                                                              (8,823)               4,289
                                                ------------------------    -----------------------

 Cash at beginning of period                                  13,374                3,695
                                                ------------------------    -----------------------
 Cash at end of period
                                                              $4,551               $7,984
                                                ========================    =======================

 Supplemental disclosure of cash flow information:
        Interest paid                                         $9,181              $10,653
                                                ========================    =======================

 Notes to Financial Statements are an integral part of the Financial Statements.

                                        F-4

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. OPERATIONS

        New World Brands, Inc. (formerly Oak Tree Medical Systems, Inc.), a\
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

3. LIQUIDITY

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial losses in
2003, used cash from operating activities in 2003, and has negative working capital of $388,318 at February 29, 2004. This raises substantial doubt about the Company's ability to continue as a going concern.

        In the past, the Company has funded its capital requirements from sale of product, loans from shareholders, sales of equity securities and the issuance of equity securities in exchange for services rendered. The Company continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations. Although the
Company has in the past been and continues to be in discussions with the potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful. Any substantial private equity investment in the Company will result in voting dilution of the
Company's existing stockholders.

4. COMMON STOCK

        During the three months ended February 29, 2004, consultants returned
800,000 shares of the Company's common stock to the Company. The consultants failed to meet sales targets specified in their agreements and thus were required to return the stock to the Company.

5. RELATED PARTY TRANSACTIONS

        As of February 29, 2004, the Chairman of the Board and the Chief
Executive Officer of the Company have advanced the Company $149,000 and $13,888, respectively.

        The Company leases its office space on a month-to-month basis from a company in which the Chairman of the Board is a partner. Rent payments totaled
$2,408 for the nine months ending February 29, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations

Results of Operations

Three months ended February 29, 2004 compared to three months ended February 28,
2003:

        Revenue increased to $78,471 from $64,734 for the three months ended
February 29, 2004 compared to the three months ended February 28, 2003 due to increased sales to current retail outlets and sales of the Company's spirit based cocktails.

        Total expenses increased by $75,384 from $56,684 to $132,068 for the three months ended February 29, 2004 compared to the three months ended February
28, 2003. The increase in total  expenses is mainly due to increased  consulting expense.

        Cost of Sales  increased to $61,057 for the three months ended February
29, 2004 from $41,118 for the three months ended February 28, 2003. The increase in Cost of Sales is due to the increase in sales of wine and spirits.

        Selling, general, and administrative expenses, depreciation expense, and consulting expense increased by $76,138 to $127,890 for the three months ended
February 29, 2004 from $51,752 for the three months ended February 28, 2003, due mainly to increased consulting fees.

        The Company negotiated an agreement for distribution rights of its spirit based cocktails and received $105,000 regarding this agreement during the three months ended February 29, 2004. The Company is amortizing this revenue over the three-year term of the agreement. Consequently, the Company has recorded $2,917 of other income for the three months ended February 29, 2004.

        The above factors contributed to a net loss of $(111,737) or $(0.01) per share for the three months ended February 29, 2004 as compared to a net loss of
$(33,068) or ($0.00) per share for the three months ended February 28, 2003.

Nine months ended February 29, 2004 compared to nine months ended February 28,
2003:

        Revenue decreased from $217,307 to $146,988 for the nine months ended
February 29, 2004 compared to the nine months ended February 28, 2003 due to decreased sales to current retail outlets.

        Total expenses decreased by $76,345 from $687,052 to $610,707 for the nine months ended  February 29, 2004 compared to the nine months ended  February
28, 2003. The decrease in total expenses is due mainly to lower selling  general
& administrative expenses.

        Cost of Sales decreased to $113,180 for the nine months ended February
29, 2004 from $151,854 for the nine months ended  February 28, 2003,  due to the decrease in sales of wine and spirits.

        Selling, general, and administrative expenses, depreciation expense, and consulting expense decreased to $597,776 for the nine months ended February 29,
2004 from $672,529 for the nine months ended February 28, 2003 due mainly to lower selling general & administrative expenses.

        The Company negotiated an agreement for distribution rights of its spirit based cocktails and received $105,000 regarding this agreement during the nine months ended February 29, 2004. The Company is amortizing this revenue over the  three-year  term of the agreement.  Consequently,  the Company has recorded
$2,917 of other income for the nine months ended February 29, 2004.

        The above factors contributed to a net loss of $(573,982) or $(0.03) per share for the nine months ended February 29, 2004 as compared to a net loss of
$621,599 or ($0.04) per share for the nine months ended February 28, 2003.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern. The Company incurred substantial losses in 2003, used cash from operating activities in 2003, and has negative working capital of
$388,318 at February 29, 2004. This raises substantial doubt about the Company's ability to continue as a going concern.

        As of February 29, 2004, the Company has two loans ("Operating Loan" and
"Auto Loan") and a line of credit from Commercebank, N.A. The Operating Loan's outstanding balance was $91,145 with a variable interest rate of 0.25% plus prime. The term of the Operating Loan is for 4 years with principal and interest payments made monthly. The Auto Loan's outstanding balance is $33,083 with an interest rate of 6.5%. The term of the Auto Loan is for 3 years with principal and interest payments made monthly. The line of credit is in the amount of
$25,000. As of February 29, 2004 $17,352 had been borrowed under the line of credit. The interest rate is variable at 0.25% plus prime, with interest payment made monthly and the principal payable on demand.

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

Item 3. Controls and Proceedures

        As of February 29, 2004, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our discloser procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities
Exchange Act of 1934, as amended ("Exchange Act") were effective as of February
29, 2004 to ensure that information required to be disclosed by the Company in reports that it files of submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and
Exchange Commission rules and forms.

                                       10

        There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the quarter ended February 29, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Matters
        None

Item 2. Changes in Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None.

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
        The following documents are filed as exhibits to this Quarterly Report on Form 10-QSB:
          31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002
          32.1  Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002
        (b) Reports on Form 8-K
         None
                                       11

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NEW WORLD BRANDS, INC.

Dated:  April 14, 2004     By:  /s/  Allen Salzman
                                     Allen Salzman
                            Chief Executive Officer, Principal Executive Officer

Dated:  April 14, 2004     By:  /s/  Marvin Ribotsky
                                     Marvin Ribotsky
                                     Vice President, Principal Financial Officer