Form 10KSB
period 2004-05-31
NEW WORLD BRANDS INC
filed 2004-08-30
CIK 799426

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended May 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission file number 0-16206

                             NEW WORLD BRANDS, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                  02-0401674
                  --------                                  ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

         2019 SW 20th Street, Suite 109, Fort Lauderdale, Florida 33315
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 713-0410
                                 --------------
                              (Issuer's telephone)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.01
                                                                per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year:  $ 194,390

Number of shares of common stock outstanding as of August 9, 2004: 36,603,939. The aggregate market value of voting and non-voting Common Stock (14,828,939 shares) held by non-affiliates computed by reference to the closing price of the Common Stock as of August 9, 2004: $ 4,745,260.

Transitional Small Business Disclosure Format (check one):  Yes _____  No __X__

                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E or the Exchange Act of 1934 (the "Exchange Act"), including statements reflecting the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that may affect the business and financial results of the Company include the following. The Company does not undertake to update any forward-looking statements.

Item 1.  Business

Introduction and Background

         New World Brands, Inc. (the "Company") was incorporated in Delaware in May 1986 under the name Oak Tree Construction Computers, Inc. From 1986 through 1990, the Company was engaged in the sale of computer systems for the construction industry. For a number of years thereafter, the Company was inactive. In August 1994, the Company changed its name to Oak Tree Medical Systems, Inc. From January 1995 through May 2000, the Company was engaged in the business of operating and managing physical therapy care centers and related medical practices.

         On October 16, 2001, the Company and its subsidiary, Oak Tree Spirits, Inc., entered into a Merger Agreement with International Importers, Inc. ("Importers") and its stockholders whereby Importers merged with and into the Company. The merger marked a change in direction for the business of the Company to the wine and spirits industry. In line with this change in business direction, in December 2001, the Company changed its name to New World Brands, Inc.

         Unless otherwise indicated by the text, reference herein to the term "Company" will be deemed to refer to New World Brands, Inc. and all of its subsidiaries.

The Business

         The Company, through its wholly owned subsidiary Importers, imports wine and spirits for distribution in the United States. The Company holds the exclusive right to import the wines of Vinicola L.A. Cetto, S.A. de C.V. ("L.A. Cetto") in the United States. The Company has established arrangements for distribution of Cetto, along with other products, with major wine and spirit wholesale distributors for all 50 states. In some cases, the Company has written agreements with its distributors. In other cases, the agreements with its distributors are oral and products are delivered to the distributors pursuant to purchase orders.

         During May 2003, the Company acquired the formulas and packaging of the "Extreme Delight" cocktails. Extreme Delight are ready to drink spirit-based cocktails, including Cosmopolitan, Pina Colada, Tequila Sunrise, Vodka Splash, and Margarita. The ready to drink cocktail is the fastest growing segment of the spirits industry. Extreme Delight is different from other products on the market in that it is an actual spirit based cocktail as opposed to the flavored beer offerings currently on the market. The Company will be aggressively marketing Extreme Delight in several markets initially with plans to expand nationwide.

         The Company has an agreement with Maple Leaf Distillers, Inc., a distiller based in Canada, pursuant which the Company acts as the sole importer of the Maple Leaf line of alcoholic beverages in the United States. The Company and Maple Leaf intend to enter into a joint venture agreement pursuant to which they will jointly develop and market additional products for importation into the United States. In this regard, management anticipates that the Company will be going to market in the fall of 2004 with a new line of Norm's Extreme Ready to Drink Cocktails, developed and marketed by the Company.

Competition

         There are significant barriers to entry into the wine and spirits importation business. These barriers include but are not limited to:

         - the need to establish importer/supplier to distributor relationships;

         - significant government regulation of the alcohol-based beverages industry by federal, state and local regulatory agencies; and

         - important industry knowledge regarding importation rules, consumer demand and pricing.

         The wine and spirits industry is highly competitive. Distributors do compete for new suppliers based on reputation, market share, access to customers and ability to satisfy supplier demands. However, importers/suppliers must be able to anticipate consumer demand, provide such products and be able to provide them on a consistent basis. Many of the Company's competitors are better capitalized, better financed, more established and more experienced than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

Governmental Regulation

         The manufacturing, importation, distribution and sale of alcohol-based beverages is subject to regulation by the federal government through the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms (BATF), as well as by state and local regulatory agencies. Suppliers, distributors and retailers must be properly licensed in order to sell alcohol-based beverages.

         In most states, the alcohol-based beverage industry operates within what is commonly referred to as a three-tier system of distribution. The three tiers are identified as follows:

         (1) Tier one is comprised of suppliers that produce alcohol-based beverages and/or importers of alcohol-based beverages.

         (2) Tier two is comprised of distributors.

         (3) Tier three is comprised of retail licensees.

         Under this system, suppliers and importers sell to distributors, distributors sell to retailers, and retailers sell to consumers. For the most part, suppliers may not sell to retailers or consumers and distributors may not sell directly to consumers. All states prohibit suppliers or distributors from having an interest in retail licensees. The Company directly and through its affiliates holds federal basic permits and state permits/licenses as an importer.

         The Company is required to have each of its officers, directors and principal stockholders who own 5% or more of the issued and outstanding stock qualified by federal and state governmental agencies to have an interest in a licensed company. The Company's officers, directors and principal stockholders have been qualified by BATF and state regulatory agencies to hold licenses/permits as a wholesaler/importer.

         Importers like the Company face scrutiny in a number of important areas, including initial licensing or permitting and sales and marketing activities. The Company believes that it is in compliance with applicable regulations in all material respects. Consistent with industry practice, the sales and marketing activities permitted by distributors for the benefit of tier one suppliers are generally regulated by state licensing authorities, which authorize various trade practice activities by statute, regulation or administrative bulletin. The Company relies on such enforcement guidance, which is subject to change at the discretion of the regulatory authorities, in determining the scope of its permitted sales and marketing activities.

Employees

         As of May 31, 2004 the Company had four full-time employees and no part-time employees. The Company considers its employee relationships to be good.

Certain Risks

         Our business faces certain risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business. If any of the events or circumstances described as risks below actually occurs, our business, results of operations or financial condition could be materially and adversely affected.

         WE HAVE A LIMITED OPERATING HISTORY. In October 2001, the Company acquired International Importers, Inc. ("Importers") pursuant to a merger agreement. Importers was incorporated in March 2000 for the purpose of acquiring the exclusive rights to import L.A. Cetto Wines into the United States. In September 2000, Importers acquired the exclusive importation rights of L.A. Cetto Wines in the United States and its territories. Importers began distributing wine in January 2001. Immediately prior to the acquisition of Importers, the Company had substantially no operations.

         OUR BUSINESS IS DEPENDENT UPON OUR DISTRIBUTION NETWORK WHICH IS CURRENTLY COMPRISED OF A RELATIVELY SMALL NUMBER OF DISTRIBUTORS. The Company imports wines and spirits and sells these products principally to distributors for resale to restaurants and retail outlets. Because the Company is in the initial stages of implementing its business plan, the Company is dependent on a relatively small number of distributors. As a result, the loss of one or more of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company will largely depend on its ability to expand its relationships with distributors and other entities involved in the process of wine and spirits distribution and sales. The failure to expand such relationships could impact adversely on the Company's business.

         Additionally, the laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace non-performing distributors, poor performance of the Company's major distributors or the Company's inability to collect accounts receivable from its major distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

         OUR SUPPLIERS ARE HEAVILY DEPENDENT UPON RAW MATERIALS, WHICH MAY OR MAY NOT BE AVAILABLE IN THE FUTURE ON COMMERCIALLY REASONABLE TERMS. Additionally, current and future suppliers to the Company will be heavily dependent upon raw materials, such as grapes, grape juice concentrate, grains, alcohol and packaging materials from third-party suppliers. If the Company's current or future suppliers experience raw material supply, production or shipment difficulties, such difficulties could adversely affect the Company's suppliers' ability to supply goods to the Company. These suppliers are also directly affected by increases in the costs of such raw materials. In the past, these suppliers have experienced increases in the cost of grapes. In the event demand for certain wine products exceeds expectations, these suppliers could experience shortages. Also, these suppliers must be able to obtain a sufficient number of glass bottles, which have only a small number of producers. The inability of glass bottle suppliers to satisfy requirements of these suppliers could adversely affect these suppliers' ability to fulfill the Company's purchase requirements from such supplier, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

         WE ARE DEPENDENT UPON CONSUMER SPENDING AND PREFERENCES. The success of the Company's business depends upon a number of factors related to the level of consumer spending, including the general state of the economy and consumer confidence in future economic conditions. Changes in consumer spending can affect both the quantity and price level of wines and spirits that customers are willing to purchase at restaurants or through retail outlets. Reduced consumer confidence and spending may result in reduced demand for the Company's products, limitations on its ability to increase prices and increased selling and promotional expenses. A sudden and unexpected shift in consumer preferences or a reduction in sales of wine and spirits generally could have a material adverse effect on the Company's business, financial condition and results of operations.

         OUR BUSINESS IS HIGHLY COMPETITIVE. The wine and spirits industry is highly competitive and highly fragmented. The wine and spirits industry has also experienced significant consolidation in recent years and many of the Company's competitors have significantly greater capital resources than the Company. There can be no assurance that the Company's products will be able to successfully compete with its competitors. In addition, the Company's distributors (and the retailers that are the customers of distributors) offer products that compete directly with the Company's products for retail shelf space and consumer purchases. Accordingly, there is a risk that these distributors or retailers may give higher priority to products of the Company's competitors. In the future, the Company's distributors and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support.

         OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION AND THE POSSIBILITY OF INCREASED GOVERNMENT REGULATION. The wine and spirits industry is subject to extensive regulation by the U.S. Federal Bureau of Alcohol, Tobacco and Firearms and various foreign agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes and international tariffs could materially adversely affect the financial results of the Company. The Company can provide no assurance that there will not be future legal or regulatory challenges to the industry, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         CONSUMER PERCEPTION OF HEALTH ISSUES RELATING TO THE CONSUMPTION OF ALCOHOL MAY AFFECT OUR BUSINESS. While a number of research studies suggest that various health benefits may result from the moderate consumption of alcohol, other studies conclude or suggest that alcohol consumption does not have any health benefits and may in fact increase the risk of stroke, cancer and other illnesses. If an unfavorable report on alcohol consumption gains general support, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         WE MAY NOT BE ABLE TO MANAGE THE SIGNIFICANT GROWTH THAT IS REQUIRED FOR OUR BUSINESS. The Company plans to continue to grow its organization and to spend significant funds to promote the Company and its services. The Company expects to continue to hire additional people in order to support its business. The Company believes that as its business plan is more fully realized, the Company may experience a period of rapid growth that will result in new and increased responsibilities for management personnel and will place a significant strain upon the Company's management, operating and financial systems and resources. To accommodate any rapid growth and to compete effectively and manage future growth, the Company will be required to implement and improve its operational, financial and management information systems, procedures and controls on a timely and cost-effective basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, operating results and financial condition.

         WE RELY ON CERTAIN KEY PERSONNEL WITH WHOM WE DO NOT HAVE WRITTEN AGREEMENTS. Our success is greatly dependent upon the continued participation of our executive officers. In addition to providing general supervision and direction, our executive officers provide active direction, supervision and management of our sales and marketing efforts. The loss of the Company's management and/or key personnel could have a material adverse impact on the Company. In addition, the Company will need to retain additional qualified and experienced personnel to implement its business plan. There can be no assurance that the Company will be able to retain its current employees, or that it will be able to recruit additional knowledgeable and experienced employees and consultants in the future to meet its business needs.

         OUR DEALINGS IN FOREIGN CURRENCY MAY HAVE AN ADVERSE EFFECT. The Company may conduct some of its import activity for wine, spirits and packaging supplies in foreign currency. Accordingly, there is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse trade regulations could adversely impact the costs of these items and have an adverse impact on the Company's profitability. In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on the Company's imported wine and spirits operations and thus on the Company's business, financial condition and results of operations.

         WE MAY NEED AN ADDITIONAL CAPITAL, WHICH MAY OR MAY NOT BE AVAILABLE TO USE. Capital will be needed for the effective integration, operation and expansion of the Company's business. In addition, the Company may from time to time require capital for renovation and expansion. Although the Company believes it will be able to secure all needed financing, the Company has no agreements for financing, and there can be no assurance that the Company will be able to obtain funds when needed on satisfactory terms or at all. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

         PRESENT MANAGEMENT CONTROLS APPROXIMATELY 59% OF OUR OUTSTANDING COMMON STOCK. Such percentage does provide our officers and directors with significant control over the ability to elect a majority of the Board of Directors, to control the management of the Company, and to influence the outcome of corporate transactions or other matters submitted to our stockholders for approval. The interests of our stockholders that are officers and directors of the Company could differ from the interests of other stockholders.

         WE MAY ISSUE ADDITIONAL SHARES. The Company will likely issue additional shares of Common Stock either in connection with future acquisitions of assets, contract negotiations, retention of key personnel or subsequent fund raising endeavors. Any additional issuance of shares of Common Stock will have the effect of diluting the equity interest of the holders of shares of Common Stock.

         WE DO NOT INTEND TO DECLARE ANY DIVIDENDS. Payment of dividends on the Common Stock is within the discretion of the Board of Directors and will depend upon the Company's future earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends on its Common Stock for the foreseeable future.

Item 2.  Property

         The Company leased its headquarter office located at 901 NE 125th Street, Suite 120, North Miami, Florida 33161, through May 31, 2004. As of June 1, 2004, the Company moved the headquarters to 2019 SW 20 Street, Suite 109, Fort Lauderdale, Florida 33315. The space is leased pursuant to a written lease agreement for a one year term with four options to renew for additional one year terms.

Item 3.  Legal Proceedings

         The Company is a party to one lawsuit and claims arising from the previous administration. While the ultimate resolution of such lawsuit or claim cannot be predicted with certainty, management is vigorously defending such claims and does expect that these matters will have a material adverse effect on the financial position or results of operation of the Company.

Item 4.  Submissions of Matters to a Vote of Security Holders

         Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

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

                                                            Low Bid     High Bid
                                                            -------     --------
Fiscal Year Ended May 31, 2004
         First Quarter.....................................  $0.360      $0.850
         Second Quarter....................................   0.250       0.680
         Third Quarter.....................................   0.180       0.330
         Fourth Quarter....................................   0.190       0.630

Fiscal Year Ended May 31, 2003
         First Quarter.....................................  $0.100      $0.460
         Second Quarter....................................   0.150       0.320
         Third Quarter.....................................   0.160       0.300
         Fourth Quarter....................................   0.160       0.600

Stockholders

         As of August 9, 2004, there were approximately 169 holders of record of the Company's Common Stock. The closing bid and asked prices for the Company's Common Stock on August 9, 2004, were $.31 and $.365, respectively.

         The Company has not paid any cash dividends on its Common Stock to date, and the Company does not contemplate the payment of cash dividends in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's ability to pay dividends.

Recent Sales of Unregistered Securities

         Effective May 19, 2004, the Company issued an aggregate of 17,000,000 new shares of its Common Stock and warrants to purchase an additional 2,250,000 shares of Common Stock to 13 new stockholders. In connection with such transaction, the Company received gross proceeds of $1.7 million. The principal investors in the transaction were Dr. and Mrs. Selvin Passen, who acquired 9,950,000 shares of Common Stock, and Maple Leaf Distillers, Inc, who acquired 5,000,000 shares of Common Stock. Maple Leaf is also a primary vendor of the

Company. The securities were offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended.

         For the twelve months ended May 31, 2004, the Company has issued 1,800,000 shares of the Company's common stock in exchange for services of which 980,000 shares have been returned. The consultants performed services related to product promotion. The securities were offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended.

         For the twelve months ended May 31, 2004, the Company has issued 75,000 options to purchase the Company's common stock in exchange for services. The consultants performed services related to product promotion, general business, financing, and public/investor relations. The securities were offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial operations and financial conditions. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

         Revenue decreased from $294,063 to $194,390 for the year ended May 31, 2004 ("Fiscal 2004") compared to the year ended May 31, 2003 ("Fiscal 2003"). The Company increased other income by $25,830 made up of $11,667 for exclusive distribution rights in Honduras and $14,163 in interest income of two notes.

         Total expenses increased to $1,198,543 for Fiscal 2004 from $1,196,701 for Fiscal 2003. Cost of Sales decreased to $156,612 from $196,019 for Fiscal 2003. Selling, general, and administrative expenses decreased to $219,912 for Fiscal 2004 from $388,593 for Fiscal 2003. Consulting fees increased to $951,460 for Fiscal 2004 from $777,946 for Fiscal 2003. The above factors contributed to a net loss of ($1,134,935) or ($0.05) per share for Fiscal 2004 as compared to a net loss of ($1,098,657) or ($0.07) per share for Fiscal 2003.

Liquidity and Capital Resources

         The Company had negative working capital of $425,523 at May 31, 2003. As a result of investments made by two investors in May 2004, the Company had positive working capital of $1,027,234, as of May 31, 2004. However, the Company incurred substantial losses in Fiscal 2004 and in Fiscal 2003 and used cash from operating activities in 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

         During the current year the Company was provided with a capital infusion of $1,700,000 and has paid off its operating loan, auto loan and line of credit. These steps were taken to improve the liquidity of the Company. The Company is in the initial stages of its business plan in an effort to fund future capital requirements through the sale of its products. Although we believe we can accomplish our business plan, no assurances exist that we will. If we fail to accomplish our business plan, it could have an adverse impact on the Company's liquidity, financial position and future operations.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of the accounting principles requires that the Company's management make estimates about the future resolution of existing uncertainties and that affect the reported amounts of assets, liabilities, revenues, expenses which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements giving due regard to materiality.

Revenue Recognition and Accounts Receivable

         Sales are recorded when title and risks of ownership transfer to the buyer. Shipping and handling fees charged to customers are recorded as revenues and the related costs are recorded as cost of sales.

         The Company markets its products to a diverse customer base in the United States and in other countries. Credit is extended after a credit review by management, which is based on a customer's ability to perform its obligations. Such reviews are regularly updated. Accounts receivable at May 31, 2004 and May 31, 2003 were $16,525 and $53,878, respectively.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for

Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amend APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended May 31, 2003.

         The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                   2004               2003
                                                   ----               ----

Net (loss) income as reported                 $(1,134,935)       $(1,098,657)
Deduct: Total stock-based employee
     compensation determined
     under fair value method for
     stock options, net of tax                          0            (67,060)
                                              -----------        -----------
Pro forma loss applicable
     to common stockholders                   $(1,134,935)       $(1,165,717)
                                              ===========        ===========

Basic loss per share, as reported             $     (0.05)       $     (0.07)
                                              ===========        ===========

Basic loss per share, pro forma               $     (0.05)       $     (0.07)
                                              ===========        ===========

Diluted loss per share, as reported           $     (0.05)       $     (0.07)
                                              ===========        ===========

Diluted loss per share, pro forma             $     (0.05)       $     (0.07)
                                              ===========        ===========

Item 7.  Financial Statements

         The financial statements and information required by Item 7 are included in this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On October 16, 2003, the Company terminated its relationship with Wiss & Company, LLP, independent public accountants ("Wiss"), effective that date. During the two fiscal years ended May 31, 2003 and May 31, 2002 and through October 16, 2003, (i) there were no disagreements between the Company and Wiss on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Wiss would have caused Wiss to make reference to the matter in its reports on the Company's financial statements, and (ii) the Wiss' report on the Company's financial statements did not contain any other adverse opinion, disclaimer of opinion, or modification or qualification of opinion. During the fiscal years ended May 31, 2003 and May 31, 2002 and through October 16, 2003, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

         On October 16, 2003, the Company engaged Mahoney Cohen & Company, CPA, P.C. ("Mahoney"), as its independent public accountants. The Company did not previously consult with Mahoney regarding any matter, including but not limited to:

         - the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

         - any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

Item 8a. Controls and Procedures

         Within the 90 days prior to the date of the filing of this Form 10-KSB, our company carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 5d-14(c). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the company required to be included in the Company's periodic SEC filings.

         There has been no significant changes in our internal controls or other factors which could significantly affect the internal controls subsequent to the date of the evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The directors and executive officers of the Company and their positions at August 9, 2004 were as follows:

       Name              Age             Position
       ----              ---             --------

Selvin Passen, M.D.      69      Chairman of the Board
Costas Ataliotis         52      President, Chief Executive Officer and Director
Mark Weber               48      Chief Financial Officer, Secretary, Treasurer
                                 and Director
Marvin Ribotsky          69      Director

         SELVIN PASSEN, M.D. has served as Chairman of the Board of the company since May 22, 2004. Dr. Passen is a retired Pathologist who was the Medical Director of Maryland Medical Laboratory, Inc., Corning until 1994. Since then Dr. Passen has been involved in real estate development and is the principal holder in Baltimore Marine Center in Baltimore, Maryland, and Lauderdale Marine Center in Fort Lauderdale, Florida. Dr. Passen is the owner of 2.5% of Maple Leaf Distillers, a major supplier for New World Brands, Inc.

         COSTAS ATALIOTIS has been a Director of the Company since June 2003 and has been President and Chief Executive Officer since May 2004. Mr. Ataliotis is also involved with several other business ventures and is currently President and Chief Executive Officer of Protos International, Maple Leaf Distillers, Salisbury House of Canada, Sun Ice Beverages, PET Plastico, Star Leisure and Ataliotis Investments. Over the last five years, Mr. Ataliotis has been a senior officer in a number of international corporations involved in the development, hospitality, tourism and entertainment industries, including Vinco Beverages, Wet'n'Wild Water Park (Limassol), Star Developers, Pal's Investments, Winnipeg Jeep Eagle, WAG Canada Leasing and Thrify Car Rental of Manitoba.

         MARK WEBER has served as Chief Financial Officer, Secretary and Treasurer and a Director of the Company since May 2004. In addition, Mr. Weber has served since 1996 and continues to serve as financial advisor and Chief Financial Officer for Dr. Passen, M.D.'s various other ventures. From 1985 to 1996, Mr. Weber was controller of Maryland Medical Laboratory, Inc. prior to the sale to Metpath Laboratory a division of Corning. He is a Certified Public Accountant with a Bachelor of Administration in Accounting from Towson State University.

         MARVIN RIBOTSKY has served as Vice President and Chairman of the Board of the Company from November 2001 through May 22, 2004. Mr. Ribotsky is also a partner with a public accounting firm called Ribotsky, Levine and Company, CPA's. Mr. Ribotsky has been a consultant to many large enterprises during the past 40 years through his work as a principal in CPA firms in Miami, Florida. He is an active Certified Public Accountant with a Bachelor of Science in accounting from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's officers, directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("10% stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and 10% stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended May 31, 2004, and except as specifically noted below, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent beneficial owners were complied with. Based on a review of the records, it appears that Messrs. Ataliotis and Ribotsky must file reports under Section 16(a) of the Exchange Act. The Company is in the process of assisting these officers and directors with their filings.

Item 10. Executive Compensation

         Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company's former Chief Executive Officer who resigned on April 29, 2004, and its most highly compensated executive officer who earned over $100,000 during the fiscal year (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during fiscal years ended May 31, 2004, 2003 and 2002.

                                                 Annual Compensation                Long Term Compensation
                                        -------------------------------------     ---------------------------
                                                                                    No. of
                                                                    Other         Securities         All
         Name and            Fiscal      Salary      Bonus          Annual        Underlying        Other
    Principal Position        Year          $          $         Compensation       Options      Compensation
 ------------------------------------------------------------------------------------------------------------
 Allen Salzman (1)            2002       75,000        -              -             300,000           -
 Chief Executive Officer      2003      115,500        -              -                -              -
                              2004      136,800        -              -                -              -

Option/SAR Grants in the Last Fiscal Year

         The following table reflects option grants to our executive officers in the prior fiscal year.

                                  % Total Options/
           # of Securities        SAR's Granted to     Exercise or
         Underlying Options/    Employees in Fiscal        Base       Expiration
 Name      SAR's Granted               Year            Price ($/Sh)      Date
 -------------------------------------------------------------------------------

 None

Aggregate Option Exercises and Fiscal Year-End Option Values

         The following table sets forth certain information relating to the exercise of stock options during the fiscal year ended May 31, 2004 for each of our executive officers and the fiscal year-end value of the unexercised options held by our executive officers.

                                                                                    Value of Unexercised
                         Shares                    # of Unexercised Options         In-The-Money Options
                        Acquired      Value           At Fiscal Year End             At Fiscal Year End
       Name           On Exercise    Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
 ------------------------------------------------------------------------------------------------------------
 Allen Salzman (1)       50,000       5,000        200,000            -            102,000            -

 --------------
 (1) Value is calculated on the basis of the difference between the option exercise price and the closing price for the Common Stock at .61 as of May 31, 2004 as quoted on the over-the-counter market, multiplied by the number of shares underlying the option.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of August 9, 2004 with respect to (i) those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer, and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

                                                Common Stock
                                           Beneficially Owned (1)
 Name and Beneficial Owner                        Shares                Percent
 ------------------------------------------------------------------------------
 Selvin & Sylvia Passen, TBTE                  11,450,000(2)             31.28%
   2019 S.W. 20th Street, Suite 109
   Fort Lauderdale, FL  33315

 Costas Ataliotis                               6,750,000(3)             18.44%
   251 Saulteaux Crescent
   Winnipeg, MB, Canada R3J 3C7

 Marvin Ribotsky                                3,375,000(4)              9.22%
   901 N.E. 125th Street, Suite 120
   North Miami, FL  33161

 Mark Weber                                       200,000                 0.55%
   2019 S.W. 20th Street, Suite 109
   Fort Lauderdale, FL  33315

 All directors and executive
   officers as a group (4 persons)             21,775,000(5)             59.49%

 (1) Based on 36,603,939 shares of Common Stock and options and warrants to purchase Common Stock outstanding as of August 9, 2004. Pursuant to the rules of the SEC, certain shares of Common Stock which a person has the right to acquire within 60 days of August 9, 2004 pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

 (2) Includes (i) 1,500,000 shares of Common Stock subject to currently exercisable warrants, and (ii) 9,950,000 shares of Common Stock.

 (3) Includes (i) 750,000 shares of Common Stock subject to currently exercisable warrants owned through Maple Leaf Distillers, and (ii) 6,000,000 shares of Common Stock owned through Maple Leaf Distillers.

 (4) Includes (i) 850,000 shares of Common Stock subject to currently exercisable options, and (ii) 2,525,000 shares of Common Stock.

 (5) Includes (i) 3,100,000 shares of Common Stock subject to currently exercisable options and warrants, and (ii) 18,675,000 shares of Common Stock

         The following table provides information, as of May 31, 2004, with respect to all of our compensation plans under which equity securities are authorized for issuance:

                                        Number of Securities
                                         to be issued upon         Weighted average
                                            exercise of           exercise price of       Number of securities
                                        outstanding options,     outstanding options,     remaining available
            Plan Category               warrants, and rights     warrants, and rights     for future issuance
 -------------------------------------------------------------------------------------------------------------
 Plans approved by stockholders                  -                        -                       -
 Plans not approved by stockholders          4,155,000                   0.38                  845,000

Item 12. Certain Relationships and Related Transactions

         Selvin Passen, Chairman of the Board of the Company, is the owner of 2.5% of Maple Leaf Distillers, a supplier for New World Brands, Inc.

         Costas Ataliotis, Chief Executive Officer of the Company, is the beneficial owner of 25% of Maple Leaf Distillers, Inc., one of the Company's suppliers.

         The Company leased its office space on a month-to-month basis from a company in which the former chairman of the board is a partner. Rent payments totaled $3,210 for the period ending May 31, 2004.

         For the period ended May 31, 2004, the Company paid $8,235 for accounting services to a company in which the former Chairman of the Board is a partner.

         In July 2001, a consulting company owned by the daughter in law of the former Chairman of the Board, exercised stock options to purchase 800,000 shares of the Company's Common Stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment of the exercise price. For the $56,898 balance, the consulting company issued a three-year, interest-bearing note at prime plus 1% to the Company. In October 2001, the consulting company exercised stock options to purchase 500,000 shares of the Company's common stock. The consulting company offset a $7,414 advance to the Company as a partial payment of the exercise. For the $42,586 balance, the consulting company issued a three-year, interest-bearing note at the prime interest rate to the Company. As of May 31, 2004, the current balance due under the notes with accrued interest was $113,366.

Item 13. Exhibits and Reports on Form 8-K

         The following documents are filed as part of this Annual Report on form 10-KSB.

         (a) Exhibits:

             23.1     Consent of Mahoney, Cohen & Company, CPA P.C.

             23.2     Consent of Wiss & Company, LLP

             31.1 Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002

             31.2 Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002

             31.3 Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002

             32.1 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

         (b) Reports on From 8-K:

             Current Report on Form 8-K, dated October 17, 2003, and filed on October 17, 2003, regarding a change in the Company's certified public accountants.

             Current Report on Form 8-K, dated May 19, 2004 and filed on May 26, 2004, regarding a change in control of the Company.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants

The following table sets forth, for each of the years indicated, the fees paid to our independent public accountants and the percentage of each of the fees out of the total amount paid to the accountants.

                                            Year Ended May 31,
                           -----------------------------------------------------
                                    2004                          2003
                           -----------------------       -----------------------
 Services Rendered          Fees       Percentages        Fees       Percentages
 -------------------       -------     -----------       -------     -----------
   Audit (1)               $27,640         100%          $16,800         100%
   Audit-related (2)             -           -                 -           -
   Tax (3)                       -           -                 -           -
   Other                         -           -                 -           -
                           -------         ----          -------         ----
   Total                   $27,640         100%          $16,800         100%
                           =======         ====          =======         ====
 --------------
 (1) Audit fees consist of services that would normally be provided in connection with statutory and regulatory filings or engagements, including services that generally only the independent accountant can reasonably provide.


 (2) Audit-related fees relate to assurance and associated services that traditionally are performed by the independent accountant, including: attest services that are not required by statute or regulation; accounting consultation and audits in connection with mergers, acquisitions and divestitures; employee benefit plans audits; and consultation concerning financial accounting and reporting standards.

 (3) Tax fees relate to services performed by the tax division for tax compliance, planning, and advice.

Pre-Approval Policies and Procedures

         Our Board of Directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Mahoney Cohen & Company, CPA, P.C. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Board of Directors' approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Board's members, but the decision must be presented to the full Board at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW WORLD BRANDS, INC.


Date:  August 30, 2004             By: /s/ Costas Ataliotis
                                       ----------------------------------------
                                       Costas Ataliotis, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


 SIGNATURE                              TITLE                         DATE


 /s/ Selvin Passen              Chairman of the Board            August 30, 2004
 -----------------------
 Selvin Passen, M.D.


 /s/ Costas Ataliotis           President, Chief Executive       August 30, 2004
 -----------------------        Officer and Director
 Costas Ataliotis


 /s/ Marvin Ribotsky            Director                         August 30, 2004
 -----------------------
 Marvin Ribotsky


 /s/ Mark Weber                 Chief Financial Officer,         August 30, 2004
 -----------------------        Secretary, Treasurer and
 Mark Weber                     Director

                          INDEX OF FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----


Report of Independent Registered Public Accounting Firm                      F-1


Report of Independent Certified Public Accountants                           F-2


Consolidated Balance Sheet as of May 31, 2004                                F-3


Consolidated Statements of Operations for the years ended
May 31, 2004 and 2003                                                        F-4


Consolidated Statements of Stockholders' Equity for the
Years ended May 31, 2004 and 2003                                            F-5


Consolidated Statements of Cash Flows for the years ended
May 31, 2004 and 2003                                                        F-6


Notes to Consolidated Financial Statements                                   F-7

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


We have audited the accompanying consolidated balance sheet of New World Brands, Inc. and Subsidiaries as of May 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New World Brands, Inc. and Subsidiaries at May 31, 2004, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company incurred substantial losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        Mahoney Cohen & Company, CPA, P.C.


New York, New York
July 27, 2004

                Report of Independent Certified Public Accountant
                -------------------------------------------------

Board of Directors
New World Brands, Inc.

We audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of New World Brands, Inc. and Subsidiaries (formerly Oak Tree Medical Systems, Inc.) for the year ended May 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New World Brands, Inc. and Subsidiaries for the year ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the May 31, 2003 financial statements, the Company incurred substantial losses from operations, and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /S/ WISS & COMPANY LLP


Livingston, New Jersey
July 15, 2003

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   May 31, 2004
                                                                   ------------
 Assets:
 -------
 Cash ...........................................................  $  1,213,953
 Prepaid expenses ...............................................         8,505
 Accounts receivable ............................................        16,525
 Inventory ......................................................         9,075
                                                                   ------------
 Total current assets ...........................................     1,248,058

 Intangible Assets ..............................................       300,000
 Fixed assets, net of accumulated depreciation of $24,300 .......        29,700
 Deposits .......................................................         3,269
                                                                   ------------
 Total assets ...................................................  $  1,581,027
                                                                   ============

 Liabilities and stockholders equity:
 ------------------------------------
 Accounts payable and accrued expenses ..........................  $    185,824
 Current portion of deferred revenue ............................        35,000
 Total current liabilities ......................................       220,824

 Deferred revenue, less current portion .........................        58,333
 Total liabilities ..............................................       279,157
                                                                   ------------

 Contingencies ..................................................             -
 Preferred Stock - $0.01 par value, 10,000,000 authorized,
   none issued ..................................................             -
 Common stock - $0.01 par value, 50,000,000 shares authorized,
   36,603,939 shares issued and outstanding .....................       366,040
 Additional paid in capital .....................................    22,785,942
 Note receivable - common stock .................................      (113,366)
 Deficit ........................................................   (21,736,746)
                                                                   ------------
 Total stockholders' deficiency .................................     1,301,870
                                                                   ------------
 Total liabilities and stockholders' equity .....................  $  1,581,027
                                                                   ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended     Year Ended
                                                    May 31, 2004   May 31, 2003
                                                    ------------   ------------
Revenues
   Wine and spirit sales .......................... $    194,390   $    294,063

Cost of goods sold ................................      156,612        196,019
                                                    ------------   ------------

Gross Profit ......................................       37,778         98,044
                                                    ------------   ------------

Expenses
   Selling, general, and administrative ...........      219,912        388,593
   Depreciation and amortization ..................       10,800         10,440
   Consulting fees ................................      951,460        777,946
   Interest .......................................       16,371         19,722
                                                    ------------   ------------

   Total expenses .................................    1,198,543      1,196,701
                                                    ------------   ------------

Other Income
   Distribution Rights ............................       11,667              -
   Interest Income ................................       14,163              -
                                                    ------------   ------------

   Net loss ....................................... $ (1,134,935)  $ (1,098,657)
                                                    ============   ============

Basic and diluted (loss) per share of common stock: $      (0.05)  $      (0.07)

Weighted average number of common and common
   share equivalents outstanding-basic and diluted:   21,823,672     16,179,907
                                                    ============   ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 FOR THE YEAR ENDED MAY 31, 2004

                                                  Additional                                                            Total
                              Common Stock         Paid-in-      Notes     Subscriptions   Prepaid                   Stockholders
                           Shares      Amount      Capital     Receivable    Receivable   Consulting    Deficit        Equity
                         ----------   --------   -----------   ----------  -------------  ----------  ------------   ------------
BALANCE MAY 31, 2002 ..  15,446,564   $154,466   $19,251,843   $(144,484)    $(54,000)    $       -   $(19,503,154)  $  (295,329)

Exercise of stock
  options .............     735,000      7,350        83,900           -            -             -              -        91,250
Issuance of shares for
  services ............     655,000      6,550       124,450           -            -             -              -       131,000
Issuance of shares for
  assets ..............   1,000,000     10,000       290,000           -            -             -              -       300,000
Issuance of stock
  options for services            -          -       323,445           -            -             -              -       323,445
Repricing of options ..           -          -       323,500           -            -             -              -       323,500
Payment on notes
  receivable ..........           -          -             -      32,500            -             -              -        32,500
Discount on notes
  receivable ..........           -          -       (12,500)     12,500            -             -              -             -
Cancellation of shares      (60,000)      (600)            -           -            -             -              -          (600)
Net loss ..............           -          -             -           -            -             -     (1,098,657)   (1,098,657)
                         ----------   --------   -----------   ---------     --------     ---------   ------------   -----------

BALANCE MAY 31, 2003 ..  17,776,564   $177,766   $20,384,638   $ (99,484)    $(54,000)    $       -   $(20,601,811)  $  (192,891)

Exercise of stock
  options .............   1,000,000     10,000       207,500           -            -             -              -       217,500
Issuance of shares ....  17,000,000    170,000     1,530,000           -            -             -              -     1,700,000
Issuance of shares for
  services ............   1,800,000     18,000       722,000           -            -      (320,000)             -       420,000
Issuance of stock
  options for services            -          -       108,378           -            -             -              -       108,378
Repricing of options ..           -          -       197,700           -            -             -              -       197,700
Return of shares ......    (980,000)    (9,800)     (364,200)          -       54,000       320,000              -             -
Adjustment for un-
  exchanged shares ....       7,375         74           (74)          -            -             -              -             -
Interest accrual on
  notes receivable ....           -          -             -     (13,882)           -             -              -       (13,882)
Net loss ..............           -          -             -           -            -             -     (1,134,935)   (1,134,935)
                         ----------   --------   -----------   ---------     --------     ---------   ------------   -----------

BALANCE MAY 31, 2004 ..  36,603,939   $366,040   $22,785,942   $(113,366)    $      -     $       -   $(21,736,746)  $ 1,301,870
                         ==========   ========   ===========   =========     ========     =========   ============   ===========

                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               F-5

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended     Year Ended
                                                     May 31, 2004   May 31, 2003
                                                     ------------   ------------
Cash flow from operating activities:
  Net loss .......................................   $(1,134,935)   $(1,098,657)
  Adjustments to reconcile net loss to net cash
    used  in operating activities:
    Depreciation and amortization ................        10,800         10,440
    Common stock and stock options
       issued for services .......................       528,378        453,845
    Repricing of options .........................       197,700        323,500
    Changes in operating assets and liabilities:
       Accounts receivable .......................        37,353        (15,405)
       Prepaid expenses ..........................        (8,505)        21,000
       Inventory .................................        (9,075)             -
       Deposits ..................................        (3,269)             -
       Accrued interest on note receivable .......       (13,882)             -
       Accounts payable and accrued expenses .....       (61,117)        89,157
       Deferred Revenue ..........................        93,333              -
                                                     -----------    -----------
    Net cash used in operating activities ........      (363,219)      (216,120)
                                                     -----------    -----------

Cash flows from investing activities:
  Repayment of note receivable ...................             -         32,500
                                                     -----------    -----------
    Net cash provided by investing activities ....             -         32,500
                                                     -----------    -----------

Cash flows from financing activities:
  Net borrowings (repayments) to stockholder .....      (167,888)       128,888
  Net proceeds from issuance of common stock .....     1,917,500         91,250
  Net borrowings (repayments) - bank .............      (185,814)       (26,839)
                                                     -----------    -----------
    Net cash provided by financing activities ....     1,563,798        193,299
                                                     -----------    -----------

       Net change in cash ........................     1,200,579          9,679
                                                     -----------    -----------

Cash at beginning of year ........................        13,374          3,695
                                                     -----------    -----------

Cash at end of year ..............................   $ 1,213,953    $    13,374
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid ..................................   $    12,621    $    15,640
                                                     ===========    ===========

Non-cash investing and financing activity
  Increase in assets .............................   $         -    $   300,000
  Discount on stockholder loans ..................   $         -    $    12,500

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BACKGROUND OF THE COMPANY

         New World Brands, Inc. (formerly Oak Tree Medical Systems, Inc.), a Delaware corporation, and its subsidiaries (the "Company") import wine and spirits for distribution in the United States. The Company holds the exclusive rights to import the wines of Vinicola L.A. Cetto, S.A. de C.V. ("L.A. Cetto") in the United States. The Company has established arrangements for distribution of its products with major wine and spirit wholesale distributors from New York to California. The Company will be going to market in the fall of 2004 with its new line of Norm's Ready to Drink Cocktails.

         On October 16, 2001, the Company entered into a Plan and Agreement of Reorganization with International Importers, Inc. ("Importers") whereby all shares of common stock of Importers were converted into and became the right to receive, in the aggregate, 5,500,000 shares of the Company's common stock. For accounting purposes, the acquisition of Importers was recorded as a recapitalization of Importers, with Importers as the acquirer.

         On October 17, 2001, the Board of Directors adopted a resolution to change the Company's name to New World Brands, Inc. This reflects the new business plan of the company after the October 16, 2001 reorganization with International Importers, Inc., a wine and spirits importer.

         On May 19, 2004, the Company received an equity infusion $1,700,000. The investment group making the investment was led by Dr. Selvin Passen, M.D., a prominent businessman based in Maryland and Florida and Chairman of Board and principal executive officer of the Company. $500,000 (5,000,000 common stock shares) of the equity investment was made by Maple Leaf Distillers, Inc., which produces Xtreme Delight ready to drink coolers for New World Brands, Inc.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of New World Brands, Inc. and Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

         Wine and spirits revenue are recognized upon delivery of merchandise to the customers carrier. Shipping and handling fees are recorded as revenues and the related costs are recorded as cost of sales.

         The Company received $105,000 in distribution right proceeds based on a three-year agreement executed in February 2004. The Company is amortizing this revenue over the three-year term of the Agreement.

Use of Estimates

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fixed Assets

         The automobile is stated at cost and is being depreciated utilizing the straight-line method over its estimated useful life of five years.

         Depreciation expense for the years ending May 31, 2004 and 2003 amounted to $10,800 and $10,440, respectively.

Income Taxes

         Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (principally net operating loss carry forwards). Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that such deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

         Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted earnings
(loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

                                                   Year Ended       Year Ended
                                                  May 31, 2004     May 31, 2003
                                                  ------------     ------------
Numerator:
   Net Loss - Basic ..........................    $ (1,134,935)    $ (1,098,657)
                                                  ============     ============
   Net Loss - Diluted ........................    $ (1,134,935)    $ (1,098,657)
                                                  ============     ============

Denominator
   Denominator for basic loss per share
   Weighted average shares ...................      21,823,672       16,179,907

Effect of dilutive securities
   Stock options .............................               -                -
                                                  ------------     ------------

   Denominator for diluted loss per share ....      21,823,672       16,179,907
   Loss per share
      Basic: .................................    $      (0.05)    $      (0.07)
                                                  ============     ============
      Diluted: ...............................    $      (0.05)    $      (0.07)
                                                  ============     ============

         At May 31, 2004 and 2003, approximately 4,155,000 and 2,880,000 potential common shares, respectively, are excluded from the determination of diluted loss per share, as the effect of such shares is anti-dilutive.

Financial Instruments

         Financial instruments include cash, accounts receivable and accounts payable,. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Recent Accounting Pronouncements

         The FASB has issued FIN 46 and related revisions, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activity without additional subordinated financial support from other parties. FIN 46 should be applied no later than the end of the first reporting period that ends after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

NOTE C - LIQUIDITY AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred ongoing substantial losses and used cash from operating activities in 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

         During the current year the Company was provided with a capital infusion of $1,700,000 and has paid off its operating loan, auto loan and line of credit. These steps were taken to improve the liquidity of the Company. The Company is in the initial stages of its business plan in an effort to fund future capital requirements through the sale of its products. Although we believe we can accomplish our business plan, no assurances exist that we will. If we fail to accomplish our business plan, it could have an adverse impact on the Company's liquidity, financial position and future operations.

NOTE D - COMMON STOCK

Consulting Agreements and Option Grants

         In May 2004, 17,000,000 shares of the Company's common stock, along with Warrants to purchase an additional 2,250,000 shares of the Company's common stock were issued and granted respectively to new owners.

         During May 2003, the Company issued 1,000,000 shares of stock to acquire formulas and packaging of the "Extreme Delight" spirit-based ready to drink cocktails.

         For the twelve months ended May 31, 2004, the Company has issued 1,800,000 shares of the Company's common stock in exchange for services of which 980,000 have been returned. The consultants performed services related to product promotion at a value of $420,000 recorded through selling, general and administrative expense. Valuations determined based on the market price of the common stock.

         For the twelve months ended May 31, 2004, the Company has issued 75,000 options to purchase the Company's common stock in exchange for services. The consultants performed services related to product promotion, general business, financing, and public/investor relations.

         The Company recorded an expense of approximately $108,000 relating to options to purchase 1,500,000 shares issued with lives and exercise prices ranging from 3 to 27 months and $0.14 and $0.40 per share, respectively. Expense is recorded ratably over the term of each agreement.

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

         For the years ended May 31, 2004 and 2003, a summary of the status of stock options was as follows:
                                         2004                     2003
                                ---------------------    ---------------------
                                             Weighted                 Weighted
                                              Average                  Average
                                 Number of   Exercise     Number of   Exercise
                                  Shares      Price        Shares      Price
                                ----------   --------    ----------   --------

Outstanding-beginning of year    2,880,000   $   0.25     1,590,000   $   0.45
Granted ......................   2,325,000       0.49     2,550,000       0.18
Exercised ....................  (1,000,000)      0.19      (735,000)      0.12
Expired ......................     (50,000)      0.25      (400,000)      0.63
Cancelled ....................           -          -      (125,000)      0 15
                                ----------   --------     ---------   --------
Outstanding and exercisable-
  end of year ................   4,155,000   $   0.38     2,880,000   $   0.25
                                ==========   ========     =========   ========

         The following table summarizes option data as of May 31, 2004:

                                      Weighted
                                       Average       Weighted
                                      Remaining      Average
                        Number       Contractual     Exercise        Number
                     Outstanding        Life          Price       Exercisable
                     -----------     -----------     --------     -----------

 $0 to $0.99          4,030,000          3.78         $ 0.34       4,030,000
 $1 to $1.99             75,000          2.33         $ 1.33          75,000
 $2 to $3.50             50,000          2.33         $ 2.00          50,000
                      ---------                                    ---------
                      4,155,000                                    4,155,000
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

         The Company follows Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its stock-based compensation plan. The Company utilized the Black-Scholes option-pricing model to quantify the expense of options issued to non-employees and the pro forma effects on net income and net income per share for the value of the options granted to employees during the fiscal years ended May 31, 2004 and 2003.

         Under FASB Interpretation No. 44, Accounting for Certain Transactions Including Stock Compensation (An interpretation of APB No.25), the Company's repriced options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Repriced options covering a total of 880,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.10 to $.25 per share at May 31, 2004. On May 31, 2004, the closing price of the Company's common stock was $.61 per shares. The increase in market price from the end of the prior year resulted in an expense adjustment of $197,000 for the year ended May 31, 2004, adjusting the previously recorded compensation adjustment for the year ended May 31, 2003. As long as the repriced options remain outstanding, the compensation adjustment remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

         The following assumptions were made in estimating fair value:

                                                  2003
                                                  ----

         Risk-free interest rate                   3%
         Expected volatility                    140-180%
         Expected option life                  1-10 years

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended May 31, 2003. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the years ended May 31, 2004 and 2003:
                                                      2004            2003
                                                      ----            ----

Net loss as reported ........................      (1,134,935)    $(1,098,657)
Deduct: Total stock-based employee
        compensation determined
        under fair value method for
        stock options, net of tax ...........               -         (67,060)
Pro forma loss applicable
  to common stockholders ....................      (1,134,935)    $(1,165,717)
                                                   ==========     ===========
Basic loss per share, as reported ...........           (0.05)    $     (0.07)
                                                   ==========     ===========
Basic loss per share, pro forma .............           (0.05)    $     (0.07)
                                                   ==========     ===========
Diluted loss per share, as reported .........           (0.05)    $     (0.07)
                                                   ==========     ===========
Diluted loss per share, pro forma ...........           (0.05)    $     (0.07)
                                                   ==========     ===========

NOTE E -INTANGIBLE ASSETS

         During May 2003, the Company purchased the rights, title, and ownership of the "Extreme Delight" ready to drink cocktails from a distributor in Canada. The Company issued 1,000,000 shares of the Company's common stock valued at $300,000 on that day. The intangible assets are deemed to have indefinite useful life and therefore not subject to amortization.

NOTE F - INCOME TAXES

         For the year ended May 31, 2004, the Company had no current tax expense and a deferred tax benefit of approximately $40,000. The deferred tax benefit of $40,000 was offset by an increase to the valuation allowance for the same amount, resulting in no income tax expense.

         At May 31, 2004, the Company had a deferred tax asset of approximately $3,600,000,which had a full valuation allowance taken against it.

         The Company has a net operating loss carryforward of approximately $9,000,000 at May 31, 2004, which can be used to offset future taxable income through 2024.

         The Company believes there is no limitation on the usage of Federal net operating losses under Internal Revenue Code Section 382.

NOTE G - RELATED PARTY TRANSACTIONS

         The Chairman of the Board and Chief Executive Officer are a 2.5% and 25% owner of Maple Leaf Distillers respectively, a supplier for New World Brands, Inc.

         The Company leased its office space on a month-to-month basis from a company that the former Chairman of the Board is a partner. Rent payments totaled $3,210 for the period ending May 31, 2004.

         For the period ended May 31, 2004, the Company paid $8,235 for accounting services to a company that the former Chairman of the Board is a partner.

         In July 2001, a consulting company owned by the daughter in law of the former Chairman of the Board, exercised stock options to purchase 800,000 shares of the Company's Common Stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment and the Company issued a three-year, interest-bearing note at prime plus 1% for the remaining amount of $56,898. In October 2001, the consulting company exercised stock options to purchase 500,000 shares of the Company's common stock. The consulting company offset a $7,414 advance to the Company as a partial payment and issued to the Company a three-year, interest-bearing note at the prime interest rate for the remaining $42,586. The current balance as of May 31, 2004 with accrued interest $113,366.

NOTE H - VENDOR CONCENTRATIONS

         The Company has an exclusive distributorship agreement with a Mexican company, which maintains a vineyard and produces various types of wines and other related wine mixes. The Company has approval from the Federal Agency (Alcohol, Tobacco, Firearms [ATF]) for the importation of wines into the United States from Mexico and includes provisions for minimum annual quantity commitments. The agreement expires August 30, 2006 with a three-year renewal option, if agreeable by both parties.

         The Company is dependent on a relatively small number of distributors. As a result, the loss of one or more of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE I - MAJOR CUSTOMERS

         Sales to three major customers totaled 86% of our total net sales, made up of $86,980 (45%), $46,049 (24%) and $33,512 (17%) in 2004.

         Sales to two domestic customers totaled $125,623 (43%) and $48,577 (16%) in 2003.

NOTE J - CONTINGENCIES

         The Company from time to time may be party to various litigation, claims or assessments. Management believes that the ultimate outcome of these matters will not have a material affect on the Company's financial position or results of operations.