Form 10QSB
period 2004-08-31
NEW WORLD BRANDS INC
filed 2004-10-15
CIK 799426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended August 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______


                         Commission file number 0-16206


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


                                 (954) 713-0410
                                 --------------
                           (Issuer's telephone number)


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No ___

Number of shares of common stock outstanding as of October 5, 2004:  36,603,939
Transitional Small Business Disclosure Format (check one):  Yes ___    No _X_

INDEX
                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of August 31, 2004 and May 31, 2004 ...........................    3

         Consolidated Statements of Operations for the three
         months ended August 31, 2004 and 2003 ............................    4

         Consolidated Statement of Stockholders' Equity
         for the three months ended August 31, 2004 .......................    5

         Consolidated Statements of Cash Flows
         for the three months ended August 31, 2004
         and 2003 .........................................................    6

         Notes to Consolidated Financial Statements ....................... 7-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................12-13

Item 3.  Controls and Procedures ..........................................   13

PART II  OTHER INFORMATION

Item 1.  Legal Matters ....................................................   13

Item 2.  Unrestricted Sales of Securities and the Use of Proceeds .........   13

Item 3.  Defaults Upon Senior Securities ..................................   13

Item 4.  Submission of Matters to a Vote of Security Holders ..............   13

Item 5.  Other Information ................................................   13

Item 6.  Exhibits .........................................................   13

SIGNATURES ................................................................   14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     New World Brands, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                  (UNAUDITED)
                                                August 31, 2004    May 31, 2004
                                                ---------------    ------------
Assets:

Cash .........................................    $    910,626     $  1,213,953
Prepaid expenses .............................          19,099            8,505
Accounts receivable ..........................          21,927           16,525
Inventory ....................................           7,625            9,075
                                                  ------------     ------------
Total current assets .........................         959,277        1,248,058

Other intangible assets ......................         300,000          300,000
Fixed assets, net of accumulated depreciation
  of $212 and $24,300, respectively ..........           7,532           29,700
Deposits .....................................           3,269            3,269
                                                  ------------     ------------
Total assets .................................    $  1,270,078     $  1,581,027
                                                  ============     ============

Liabilities and stockholders equity:

Accounts payable and accrued expenses ........    $     54,510     $    185,824
Current portion of deferred revenue ..........          35,000           35,000
                                                  ------------     ------------
Total current liabilities ....................          89,510          220,824

Deferred revenue, less current portion .......          49,583           58,333
                                                  ------------     ------------
Total liabilities ............................         139,093          279,157
                                                  ------------     ------------

Preferred stock - $0.01 par value, 10,000,000
  authorized, none issued ....................               -                -
Common stock - $0.01 par value, 50,000,000
  shares authorized, 36,603,939 shares issued
  and outstanding as of August 31, 2004 and
  May 31, 2004 ...............................         366,040          366,040
Additional paid in capital ...................      22,495,960       22,785,942
Note receivable - common stock ...............        (114,992)        (113,366)
Accumulated deficit ..........................     (21,616,023)     (21,736,746)
                                                  ------------     ------------
Total stockholders' equity ...................       1,130,985        1,301,870
                                                  ------------     ------------
Total liabilities and stockholders' equity ...    $  1,270,078     $  1,581,027
                                                  ============     ============

               Notes to Financial Statements are an integral part
                          of the Financial Statements.

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                   Three             Three
                                               Months Ended       Months Ended
                                              August 31, 2004    August 31, 2003
                                              ---------------    ---------------
Revenues
  Wine and spirit sales .....................  $     38,540       $     38,542

Cost of goods sold ..........................        26,892             29,095
                                               ------------       ------------

Gross Profit ................................        11,648              9,447
                                               ------------       ------------

Expenses
  Selling, general, and administrative ......       186,871             28,293
  Depreciation and amortization .............           212              2,700
  Consulting fees ...........................             -            251,521
  Stock option repricing adjustment .........      (289,982)           246,100
  Interest ..................................             -              4,320
                                               ------------       ------------
  Total expenses ............................      (102,899)           532,934
                                               ------------       ------------

Other Income (Loss)
  Loss on sale of assets ....................        (7,700)                 -
  Distribution rights .......................         8,750                  -
  Interest income ...........................         5,126                  -
                                               ------------       ------------

  Net Income (Loss) .........................  $    120,723       $   (523,487)
                                               ============       ============

Basic and diluted gain (loss) per share of
  common stock ..............................  $       0.00       $      (0.02)
                                               ============       ============

Weighted average shares outstanding - Common     36,603,939         21,237,585
                                               ============       ============

Weighted average shares outstanding - Diluted    38,273,965         21,237,585
                                               ============       ============

               Notes to Financial Statements are an integral part
                          of the Financial Statements.

                                    New World Brands, Inc. and Subsidiaries
                                Consolidated Statement of Stockholders' Equity
                                  For the Three Months Ended August 31, 2004
                                                  (UNAUDITED)

                                                                                                    Total
                                   Common Stock        Additional        Notes                   Stockholders'
                                 Shares     Amount   Paid-in-Capital  Receivable     Deficit        Equity
                               ----------  --------  ---------------  ----------  -------------  ------------
         BALANCE MAY 31, 2004  36,603,939  $366,040   $ 22,785,942    $(113,366)  $(21,736,746)  $ 1,301,870

Amortization of stock options
for services ................           -         -          9,218            -              -         9,218


Repricing of options ........           -         -       (299,200)           -              -      (299,200)

Interest accrual on note
receivable ..................           -         -              -       (1,626)             -        (1,626)


 Net loss ...................           -         -              -            -        120,723       120,723
                               ----------  --------   ------------    ---------   ------------   -----------

      BALANCE AUGUST 31, 2004  36,603,939  $366,040   $ 22,495,960    $(114,992)  $(21,616,023)  $ 1,130,985
                               ==========  ========   ============    =========   ============   ===========


                Notes to Financial Statements are an integral part of the Financial Statements.

                                                       5

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Three Months Ended August 31, 2004 and 2003
                                   (UNAUDITED)

                                                      Three            Three
                                                  Months Ended     Months Ended
                                                 August 31, 2004 August 31, 2003
                                                 --------------- ---------------
Cash flow from operating activities:
  Net income (loss) ............................. $   120,723       $(523,487)
  Adjustments to reconcile net loss to net cash
   used (provided) in operating activities:
    Depreciation and amortization ...............         212           2,700
    Common stock and stock options
      issued for services .......................       9,218         201,571
    Repricing of options ........................    (299,200)        246,100
    Loss on disposal of fixed assets ............       7,700               -
    Accrued interest on note receivable .........      (1,626)              -
    Changes in operating assets and liabilities:
      Accounts receivable .......................      (5,402)         25,772
      Prepaid expenses ..........................     (10,594)              -
      Inventory .................................       1,450               -
      Accounts payable and accrued expenses .....    (131,314)        (78,326)
      Deferred revenue ..........................      (8,750)              -
                                                  -----------       ---------
    Net cash used in operating activities .......    (317,583)       (125,670)
                                                  -----------       ---------

Cash flows from investing activities:
  Purchase of fixed assets ......................      (7,744)              -
  Proceeds from sale of fixed assets ............      22,000               -
                                                  -----------       ---------
    Net cash provided by investing activities ...      14,256               -

Cash flows from financing activities:
  Net borrowings (repayments) to stockholder ....           -          (5,000)
  Net proceeds from issuance of common stock ....           -         212,500
  Net borrowings (repayments) - bank ............           -         (14,718)
                                                  -----------       ---------
    Net cash provided by financing activities ...           -         192,782
                                                  -----------       ---------

        Net change in cash ......................    (303,327)         67,112
                                                  -----------       ---------

Cash at beginning of period .....................   1,213,953          13,374
                                                  -----------       ---------

Cash at end of period ........................... $   910,626       $  80,486
                                                  ===========       =========

Supplemental disclosure of cash flow information:
  Interest paid ................................. $         -       $   3,233
                                                  ===========       =========

               Notes to Financial Statements are an integral part
                          of the Financial Statements.

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BACKGROUND OF THE COMPANY

         New World Brands, Inc. (formerly Oak Tree Medical Systems, Inc.), a Delaware corporation, and its subsidiaries (the "Company") import wine and spirits for distribution in the United States. The Company holds the exclusive rights to import the wines of Vinicola L.A. Cetto, S.A. de C.V. ("L.A. Cetto") in the United States. The Company has established arrangements for distribution of its products with major wine and spirits wholesale distributors from New York to California. The Company will be going to market in the fall of 2004 with its new line of Norm's Ready to Drink Cocktails.

         On October 16, 2001, the Company entered into a Plan and Agreement of Reorganization with International Importers, Inc., a wine and spirits importer ("Importers"), whereby all shares of common stock of Importers were converted into and became the right to receive, in the aggregate, 5,500,000 shares of the Company's common stock. For accounting purposes, the acquisition of Importers was recorded as a recapitalization of Importers, with Importers as the acquirer.

         On October 17, 2001, the Board of Directors adopted a resolution to change the Company's name to New World Brands, Inc. This reflects the new business plan of the company after the October 16, 2001 reorganization with International.

         On May 19, 2004, the Company received an equity infusion $1,700,000. The investment group making the investment was led by Selvin Passen, M.D., a prominent businessman based in Maryland and Florida and Chairman of Board and principal executive officer of the Company. Of the equity investment, $500,000 (5,000,000 common stock shares) was made by Maple Leaf Distillers, Inc., which produces Xtreme Delight and Norm's ready to drink cocktails for the Company.

NOTE B - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts on New Worlds Brands, Inc. and Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fixed Assets

         The furniture is stated at cost and is being depreciated utilizing the straight-line method over its estimated useful life of five years.

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

                                                  Year Ended       Year Ended
                                                August 31, 2004  August 31, 2003
                                                ---------------  ---------------
Numerator:
     Net Income (Loss) - Basic .................  $   120,723      $  (523,487)
                                                  ===========      ===========

     Net Income (Loss) - Diluted ...............  $   120,273      $  (523,487)
                                                  ===========      ===========

Denominator
     Denominator for basic gain (loss) per share
     Weighted average shares                       36,603,939       21,237,585

Effect of dilutive securities
     Stock options                                          -                -
                                                  -----------      -----------

     Denominator for diluted loss per share        38,273,965       21,237,585
                                                  ===========      ===========
     Gain (Loss) per share
         Basic:                                   $      0.00      $     (0.02)
                                                  ===========      ===========
         Diluted:                                 $      0.00      $     (0.02)
                                                  ===========      ===========

Financial Instruments

         Financial instruments include cash, accounts receivable and accounts payable. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Recent Accounting Pronouncements

         The FASB has issued FIN 46 and related revisions, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activity without additional subordinated financial support from other parties. FIN 46 should be applied no later than the end of the first reporting period that ends after March 15, 2004. The Company does not expect the adoption of FIN 46 to have material effect on its financial position results of operations or cash flows.

NOTE C - COMMON STOCK

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

Options are granted to its officers, and employees by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the options is equal or greater than the fair market price of the Company's common stock on the date the option is granted. The 2001 Plan terminates 10 years from its effective date.

         The Company follows the principles of FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" whereby upon the modification of a fixed stock option or award that variable accounting will apply to those options or awards. As a result of following variable accounting the Company recognized income of $289,982 and expense of $246,100 for the three months ended August 31, 2004 and 2003, respectively.

NOTE D - INTANGIBLE ASSETS

         During May 2003, the Company purchased the rights, title, and ownership of the "Extreme Delight" ready to drink cocktails from a distributor in Canada. In connection with that acquisition, the Company issued 1,000,000 shares of the Company's common stock valued at $300,000. The intangible assets are deemed to have indefinite useful life and therefore not subject to amortization.

NOTE E - RELATED PARTY TRANSACTIONS

         The Chairman of the Board and Chief Executive Officer are 10% and 25% owners of Maple Leaf Distillers Inc., respectively, a supplier for New World Brands, Inc.

         The Company leases its office space on a month-to-month basis from a company that the Chairman of the Board is a partner. Rent payments of $1,669 per month have been abated from June 1, 2004 thru August 31, 2004.

         For the quarter ended August 31, 2004, the Company paid $6,000 for accounting services to a company that the Chairman of the Board is a partner.

         In July 2001, a consulting company owned by the daughter in law of the former Chairman of the Board, exercised stock options to purchase 800,000 shares of the Company's Common Stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment and the Company issued a three-year, interest-bearing note at prime plus 1% for the remaining amount of $56,898. In October 2001, the consulting company exercised stock options to purchase 500,000 shares of the Company's common stock. The consulting company offset a $7,414 advance to the Company as a partial payment and issued to the Company a three-year, interest-bearing note at the prime interest rate for the remaining $42,586. The current balance as of August 31, 2004 with accrued interest is $114,922. There has been a default on the note due July 2004. The Company is currently evaluating its options with respect to such default.

NOTE F - VENDOR CONCENTRATIONS

         The Company has an exclusive distributorship agreement with a Mexican company which maintains a vineyard and produces various types of wines and other related wine mixes. The Company has approval from the Federal Agency (Alcohol, Tobacco, Firearms (ATF)) for the importation of wines into the United States from Mexico and includes provisions for minimum annual quantity commitments. The agreement expires August 30, 2006 with a three-year renewal option, if agreed to by both parties.

         The Company is dependent on a relatively small number of distributors. As a result, the loss of one or more of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE G - CONTINGENCIES

         The Company from time to time may be party to various litigation, claims or assessments. Management believes that the ultimate outcome of these matters will not have a material affect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Revenue was the same for the three months ended August 31, 2004 compared to the three months ended August 31, 2003. The Company signed on July 1, 2004 an agreement with Tres Imports, Inc. to act as an Agent/Importer for the benefit of International Importers, Inc. In the States that International Importers. Inc is still obtaining the appropriate licenses. The customer mix has remained the same as in comparable periods.

         Total expenses decreased by $631,860 for the three months ended August 31, 2004. Selling, general & administrative expenses, depreciation expense, and consulting expense also decreased for the three months ended August 31, 2004.

         The largest decrease in expenses of $545,300 is due to the effect of variable accounting for stock options that are charged to consulting fees.

         The above factor contributes to a new profit of $120,723 or ($0.00) per share for the three months ended August 31, 2004 compared to a net loss of ($523,487) or ($0.02) per share for the three months ended August 31, 2003.

LIQUIDITY AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate operating continuation of the Company as a going concern. The Company incurred ongoing substantial losses and used cash from operating activities in 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

         During the prior year the Company was provided with a capital infusion of $1,700,000 and has paid off its operating loan, auto loan and line of credit. These steps were taken to improve the liquidity of the Company. The Company is in the initial stages of its business plan in an effort to fund future capital requirements through the sale of its products. Although we believe we can accomplish our business plan, no assurances exist that we will. If we fail to accomplish our business plan, it could have a adverse impact on the Company's liquidity, financial position and future operations.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things legal liability and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Financial Statements in the period they are determined to be necessary.

Item 3.  Controls and Procedures

         As of the end of the period covered by this report, management carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on the foregoing, our chief executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most resent evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Unrestricted Sales of Equity Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits

         31       Certification of CEO and CFO Pursuant to Section 302

         32       Certification of CEO and CFO Pursuant to Section 906

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW WORLD BRANDS, INC.

   Dated:  October 15, 2004            By: /s/ Costas Ataliotis
                                           --------------------
                                           Costas Ataliotis
                                           President and Chief Executive Officer

   Dated:  October 15, 2004            By: /s/ Mark A. Weber
                                           -----------------
                                           Mark A. Weber
                                           Chief Financial Officer