Form 10QSB
period 2004-11-30
NEW WORLD BRANDS INC
filed 2005-01-14
CIK 799426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended November 30, 2004

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

Number of shares of common stock outstanding as of December 27, 2004: 36,603,939

Transitional Small Business Disclosure Format (check one):  Yes ___    No _X_

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of November 30, 2004 and May 31, 2004..........................    3

         Consolidated Statements of Operations for the three and six
         months ended November 30, 2004 and 2003...........................    4

         Consolidated Statement of Stockholders' Equity
         for the six months ended November 30, 2004........................    5

         Consolidated Statements of Cash Flows
         for the six months ended November 30, 2004 and 2003...............    6

         Notes to Consolidated Financial Statements........................ 7-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................13-14

Item 3.  Controls and Procedures...........................................   14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   15

Item 2.  Unrestricted Sales of Equity Securities and the Use of Proceeds...   15

Item 3.  Defaults Upon Senior Securities...................................   15

Item 4.  Submission of Matters to a Vote of Security Holders...............   15

Item 5.  Other Information.................................................   15

Item 6.  Exhibits..........................................................   15

SIGNATURES.................................................................   16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     New World Brands, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                   (UNAUDITED)
                                                  November 30,        May 31,
                                                      2004             2004
                                                  ------------     ------------
Assets:
Cash .........................................    $    630,407     $  1,213,953
Prepaid expenses .............................          17,247            8,505
Accounts receivable ..........................         244,746           16,525
Inventory ....................................           7,625            9,075
                                                  ------------     ------------
Total current assets .........................         900,025        1,248,058

Intangible asset .............................         300,000          300,000
Fixed assets, net of accumulated depreciation
  of $599 and $24,300, respectively ..........           7,145           29,700
Deposits .....................................           3,269            3,269
                                                  ------------     ------------
Total assets .................................    $  1,210,439     $  1,581,027
                                                  ============     ============

Liabilities and Stockholders' Equity:
Accounts payable and accrued expenses ........    $    172,638     $    185,824
Current portion of deferred revenue ..........          35,000           35,000
                                                  ------------     ------------
Total current liabilities ....................         207,638          220,824

Deferred revenue, less current portion .......          40,833           58,333
                                                  ------------     ------------
Total liabilities ............................         248,471          279,157
                                                  ------------     ------------

Preferred stock - $0.01 par value, 10,000,000
  authorized, none issued ....................               -                -
Common stock - $0.01 par value, 50,000,000
  shares authorized, 36,603,939 shares issued
  and outstanding as of November 30, 2004 and
  May 31, 2004 ...............................         366,040          366,040
Additional paid in capital ...................      22,574,407       22,785,942
Note receivable - common stock ...............        (116,313)        (113,366)
Accumulated deficit ..........................     (21,862,166)     (21,736,746)
                                                  ------------     ------------
Total stockholders' equity ...................         961,968        1,301,870
                                                  ------------     ------------
Total liabilities and stockholders' equity ...    $  1,210,439     $  1,581,027
                                                  ============     ============

               Notes to Financial Statements are an integral part
                          of the Financial Statements.

                                    New World Brands, Inc. and Subsidiaries
                                     Consolidated Statements of Operations
                                                  (UNAUDITED)
                                                    Three            Three            Six             Six
                                                 Months Ended    Months Ended    Months Ended    Months Ended
                                                 November 30,    November 30,    November 30,    November 30,
                                                     2004            2003            2004            2003
                                                 ------------    ------------    ------------    ------------
Revenues
   Wine and spirit sales .....................   $    243,477    $     29,975    $    282,017    $     68,517

Cost of goods sold ...........................        208,793          23,028         235,685          52,123
                                                 ------------    ------------    ------------    ------------

Gross Profit .................................         34,684           6,947          46,332          16,394
                                                 ------------    ------------    ------------    ------------

Expenses (Income):
   Selling, general, and administrative ......        215,707          16,769         402,578          45,062
   Depreciation and amortization .............            387           2,700             599           5,400
   Consulting fees ...........................         71,647         278,203          80,865         529,724
   Stock option repricing adjustment .........          6,800        (356,400)       (292,400)       (110,300)
   Interest ..................................              -           4,433               -           8,753
                                                 ------------    ------------    ------------    ------------

   Total expenses (Income) ...................        294,541         (54,295)        191,642         478,639
                                                 ------------    ------------    ------------    ------------

Other Income (Loss):
   Loss on sale of assets ....................              -               -          (7,700)              -
   Distribution rights .......................          8,750               -          17,500               -
   Interest income ...........................          4,964               -          10,090               -
                                                 ------------    ------------    ------------    ------------

   Net Income  (Loss) ........................   $   (246,143)   $     61,242    $   (125,420)   $   (462,245)
                                                 ============    ============    ============    ============

Basic and diluted gain (loss) per share of
 common stock ................................   $      (0.01)   $       0.00    $       0.00    $      (0.02)
                                                 ============    ============    ============    ============

Weighted average shares outstanding - Common .     36,603,939      20,397,993      36,603,939      20,148,968
                                                 ============    ============    ============    ============

Weighted average shares outstanding - Diluted      36,603,939      21,586,761      36,603,939      20,148,968
                                                 ============    ============    ============    ============

                              Notes to Financial Statements are an integral part
                                         of the Financial Statements.

                                                       4

                                    New World Brands, Inc. and Subsidiaries
                                Consolidated Statement of Stockholders' Equity
                                  For the Six Months Ended November 30, 2004
                                                  (UNAUDITED)

                                                                         Notes
                                                                      Receivable                    Total
                                   Common Stock        Additional       Common     Accumulated   Stockholders'
                                 Shares     Amount   Paid-in-Capital     Stock       Deficit        Equity
                               ----------  --------  ---------------  ----------  ------------   ------------
         BALANCE MAY 31, 2004  36,603,939  $366,040    $22,785,942    $(113,366)  $(21,736,746)   $1,301,870

Amortization of stock options
 for services ...............           -         -         80,865            -              -        80,865

Repricing of options ........           -         -       (292,400)           -              -      (292,400)

Interest accrual on note
 receivable .................           -         -              -       (2,947)             -        (2,947)

Net loss ....................           -         -              -            -       (125,420)     (125,420)
                               ----------  --------    -----------    ---------   ------------    ----------

    BALANCE NOVEMBER 30, 2004  36,603,939  $366,040    $22,574,407    $(116,313)  $(21,862,166)     $961,968
                               ==========  ========    ===========    =========   ============    ==========


                              Notes to Financial Statements are an integral part
                                         of the Financial Statements.

                                                       5

                     New World Brands, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Six Months Ended November 30, 2004 and 2003
                                   (UNAUDITED)

                                                         Six            Six
                                                     Months Ended   Months Ended
                                                     November 30,   November 30,
                                                         2004           2003
                                                     ------------   ------------
Cash flow from operating activities:
  Net Loss .......................................   $  (125,420)   $  (462,245)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization ................           599          5,400
    Stock options issued for services ............        80,865        462,542
    Repricing of options .........................      (292,400)      (110,300)
    Loss on disposal of fixed assets .............         7,700              -
    Accrued interest on note receivable ..........        (2,947)             -
    Changes in operating assets and liabilities:
      Accounts receivable ........................      (228,221)        33,055
      Prepaid expenses ...........................        (8,742)             -
      Inventory ..................................         1,450              -
      Accounts payable and accrued expenses ......       (13,186)       (99,853)
      Deferred revenue ...........................       (17,500)             -
      Deposits ...................................             -         50,000
                                                     -----------    -----------
    Net cash used in operating activities ........      (597,802)      (157,401)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets .......................        (7,744)             -
  Proceeds from sale of fixed assets .............        22,000              -
                                                     -----------    -----------
    Net cash provided by investing activities ....        14,256              -

Cash flows from financing activities:
  Net borrowings (repayments) to stockholder .....             -         (5,000)
  Net proceeds from issuance of common stock .....             -        212,500
  Net borrowings (repayments) - bank .............             -        (29,422)
                                                     -----------    -----------
    Net cash provided by financing activities ....             -        178,078
                                                     -----------    -----------

      Net change in cash .........................      (583,546)        20,677
                                                     -----------    -----------

Cash at beginning of period ......................     1,213,953         13,374
                                                     -----------    -----------

Cash at end of period ............................   $   630,407    $    34,051
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid ..................................   $         -    $     6,345
                                                     ===========    ===========

               Notes to Financial Statements are an integral part
                          of the Financial Statements.

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The Consolidated Balance Sheet as of November 30, 2004, the Consolidated Statements of Operations for the three and six months ended November 30, 2004 and 2003 and Consolidated Statement of Cash Flows for the six months ended November 30, 2004 and 2003 and the Consolidated Statement of Stockholders' Equity for the six months ended November 30, 2004 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of New World Brands, Inc. and subsidiaries as of November 30, 2004, the results of its operations for the three and six months ended November 30, 2004 and 2003 and its cash flows for the six months ended November 30, 2004 and 2003. The results of operations for the three and six month periods ended November 30, 2004 are not necessarily indicative of the results of operations for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended May 31, 2004 included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

         The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-KSB as filed with the SEC.

NOTE B - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate operating continuation of the Company as a going concern. The Company incurred ongoing substantial losses and used cash from operating activities in 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In May 2004 the Company was provided with a capital infusion of $1,700,000 which allowed it to pay-off its existing operating loan, auto loan, and line of credit. These steps were taken to improve the liquidity of the Company. The Company is in the initial stages of its business plan and efforts to fund future capital requirements through the sale of its products. Although we believe we can accomplish our business plan, no assurances exist that we will. If we fail to accomplish our business plan, it could have an adverse impact on the Company's liquidity, financial position and future operations.

NOTE C - BACKGROUND OF THE COMPANY

         New World Brands, Inc. (formerly Oak Tree Medical Systems, Inc.), a Delaware corporation, and its subsidiaries (the "Company") import wine and spirits for distribution in the United States. The Company holds the exclusive rights to import the wines of Vinicola L.A. Cetto, S.A. de C.V. ("L.A. Cetto") in the United States. The Company has established arrangements for distribution of its products with major wine and spirits wholesale distributors from New York to California. The Company will be going to market in the spring of 2005 with its new line of Norm's Ready to Drink Cocktails.

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

         On May 19, 2004, the Company received an equity infusion of $1,700,000. The investment group making the investment was led by Selvin Passen, M.D., a prominent businessman based in Maryland and Florida and Chairman of Board and principal executive officer of the Company. Of the equity investment, $500,000 (5,000,000 common stock shares) was made by Maple Leaf Distillers, Inc., which produces Xtreme Delight and Norm's ready to drink cocktails for the Company. Through its affiliation with Maple Leaf Distillers Inc., International Importers has acquired access to a wide selection of tequila products to be manufactured and produced at Maple Leaf's state of the art facility in Mexico.

         The Company's affiliation with Maple Leaf Distillers, Inc. was motivated by the vast portfolio and experience in the spirit industry that Maple Leaf brought to the relationship. As one of the largest product based distilleries in North America, Maple Leaf produces over 140 products including broad based spirits such as rye, vodka, gin, rum, and tequila, as well as ready to drink cocktails and a full spectrum of liqueurs specializing in cream and fruit based liqueurs. Management believes the exceptional quality of Maple Leaf's products as well as its ability to develop new products to meet market demands provides the Company with access to a complete spirit portfolio.

NOTE D - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of New Worlds Brands, Inc. and Subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Use of Estimates

         In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fixed Assets

         The furniture is stated at cost and is being depreciated utilizing the straight-line method over its estimated useful life of five years.

Income Taxes

         Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (principally net operating loss carry forwards). Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that such deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is currently reviewing possible limitation on the usage of Federal net operating losses under Internal Revenue Code Section 382.

Loss Per Share

         Basic loss per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on loss per share.

         The dilutive effect of 4,005,000 and 1,830,000 potential common shares at November 30, 2004 and 2003, respectively, are outlined in the following schedule.

                                                    Three            Three            Six             Six
                                                 Months Ended    Months Ended    Months Ended    Months Ended
                                                 November 30,    November 30,    November 30,    November 30,
                                                     2004            2003            2004            2003
                                                 ------------    ------------    ------------    ------------
Numerator:
   Net Loss - Basic ..........................   $   (246,143)   $     61,242    $   (125,420)   $   (462,245)
                                                 ============    ============    ============    ============
   Net Loss - Diluted ........................   $   (246,143)   $     61,242    $   (125,420)   $   (462,245)
                                                 ============    ============    ============    ============
Denominator:
   Denominator for Basic loss per share
   Weighted average shares ...................     36,603,939      20,397,993      36,603,939      20,148,968

Effect of dilutive securities
   Stock options .............................              -       1,188,768               -       1,100,218
                                                 ------------    ------------    ------------    ------------

   Denominator for diluted loss per share ....     36,603,939      21,586,761      36,603,939      21,249,186
   Loss per share
          Basic: .............................   $      (0.01)   $       0.00    $      (0.00)   $      (0.02)
                                                 ============    ============    ============    ============
          Diluted: ...........................   $      (0.01)   $       0.00    $      (0.00)   $      (0.02)
                                                 ============    ============    ============    ============

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

Recent Accounting Pronouncements

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" (VIE's), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R (revised December 2003), which delays the effective date of the application of FIN 46 to non-special purpose VIE's acquired or created before February 1, 2003, to the interim period ending December 31, 2004, and provides additional technical clarifications to implementation issues. Management does not anticipate the adoption of this interpretation will have a material impact on the consolidated financial statements.

         In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment" ("FAS 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. FAS 123R is effective for small business issuers in the first interim or annual period that begins after December 15, 2005.

Management anticipates that the adoption of this statement may impact the consolidated statements if future grants of options to employees are incurred.

NOTE E - COMMON STOCK

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

         2. During October 2001, the Company adopted a stock option plan ("2001 Plan") whereby the Company reserved 5,000,000 shares of its common stock for purposes of granting options to purchase such shares pursuant to the plan. Options are granted to its officers, and employees by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the options is equal or greater than the fair market price of the Company's common stock on the date the option is granted. The 2001 Plan terminates 10 years from its effective date.

         The Company follows the principles of FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" whereby upon the modification of a fixed stock option or award that variable accounting will apply to those options or awards. As a result of following variable accounting the Company recognized income of $292,400 and $110,300 for the six months ended November 30, 2004 and 2003, respectively.

         On November 23, 2004, a consultant was issued 325,000 options with an exercise price of $.10 to replace 325,000 options which had expired.

NOTE F - INTANGIBLE ASSETS

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

         International Importers, Inc. purchased Tequila from Maple Leaf Distillers, Inc. a related party. A total of $65,404 was purchased directly from Maple Leaf Distillers, Inc for Tequila and freight, and $106,990 paid directly to U.S. Customs for liquor taxes.

         The Company leases its office space on a month-to-month basis for $1,669 per month from a company that the Chairman of the Board is a partner. Rent payments of $1,669 per month have been abated from June 1, 2004 through August 31, 2004.

         For the six months ended November 30, 2004, the Company paid $12,000 for accounting services to a company that the Chairman of the Board is a partner.

         In July 2001, a consulting company owned by the daughter-in-law of the former Chairman of the Board, exercised stock options to purchase 800,000 shares of the Company's Common Stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment and the consulting company issued to the Company a three-year note bearing interest at prime plus 1% for the remaining amount of $56,898. In October 2001, the consulting company exercised stock options to purchase 500,000 shares of the Company's common stock. The consulting company offset a $7,414 advance to the Company as a partial payment and issued to the Company a three-year note bearing interest at the prime interest rate for the remaining $42,586. The current balance as of November 30, 2004 with accrued interest is $116,313. There has been a default on the notes due July and October 2004. The Company is currently evaluating its options with respect to such default.

NOTE H - VENDOR CONCENTRATIONS

         The Company has an exclusive distributorship agreement with a Mexican company which maintains a vineyard and produces various types of wines and other related wine mixes. The Company has approval from the U.S. Department of Justice's Bureau of Alcohol, Tobacco, Firearms and Explosives for the importation of wines into the United States from Mexico. The agreement includes provisions for minimum annual quantity commitments and expires August 30, 2006 with a three-year renewal option, if agreed to by both parties.

         The Company is dependent on a relatively small number of distributors. As a result, the loss of one or more of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE I - CONTINGENCIES

         The Company from time to time may be party to various litigation, claims or assessments. Management believes that the ultimate outcome of these matters will not have a material affect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Revenue for the three months ended November 30, 2004 increased by $213,502 compared to the three months ended November 30, 2003. The sales increase is due to $217,177 in Tequila sales. Tequila sales are new as Tequila is part of our new line brought on by our affiliation with Maple Leaf Distillers, Inc.

         The cost of goods for the three months ended November 30, 2004 increased from 77% at November 30, 2003 to 86% due to the smaller margins made on Tequila sales. The lower margins are due to our aggressive marketing approach to acquire market share and to establish relationships with our distributors.

         Expenses for the three months ended November 30, 2004 increased by $348,836. An increase of $198,938 is due to the sales department payroll, travel and legal and accounting fees. The remaining increase is primarily due to the effect of variable accounting for stock options and consulting.

         Revenue for the six months ended November 30, 2004 increased by $213,500 compared to the six months ended November 30, 2003. The revenue mix for the six months ended November 30, 2004 is 77% Tequila, 22% Wine, and 1% Other, compared to 100% Wine for the six months ended November 30, 2003. The customer mix, which is primarily distributors, remained the same as in comparable periods.

         Expenses for the six months ended November 30, 2004 decreased by $286,997 as compared to the six months ended November 30, 2003. Selling, general and administrative expenses increased by $357,516 due to the Sales Department payroll, travel and legal and accounting fees. The largest decrease in expenses from period to period is due to the effect of variable accounting for stock options and consulting fees.

         The above factors contributed to a loss of $125,420 or ($0.01) per share for the six months ended November 30, 2004 compared to a net loss of ($462,245) or ($0.02) per share for the six months ended November 30, 2003.

LIQUIDITY AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates operating continuation of the Company as a going concern. The Company incurred ongoing substantial losses and used cash from operating activities in 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

         During the prior year the Company was provided with a capital infusion of $1,700,000 and used these funds to pay its operating loan, auto loan and line of credit. These steps were taken to improve the liquidity of the Company. The Company is in the initial stages of its business plan and efforts to fund future capital requirements through the sale of its products. Although we believe we can accomplish our business plan, no assurances exist that we will. If we fail to accomplish our business plan, it could have an adverse impact on the Company's liquidity, financial position and future operations.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things legal liability and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Financial Statements in the period they are determined to be necessary.

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


                                       NEW WORLD BRANDS, INC.

     Dated:  January 6, 2005           By: /s/ Costas Ataliotis
                                           Costas Ataliotis
                                           President and Chief Executive Officer

     Dated:  January 6, 2005           By: /s/ Mark A. Weber
                                           Mark A. Weber
                                           Chief Financial Officer