Form 10KSB/A
period 2004-05-31
NEW WORLD BRANDS INC
filed 2005-03-15
CIK 799426

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
(Mark One)

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

Transitional Small Business Disclosure Format (check one):  Yes _____  No __X__

                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act of 1934 (the "Exchange Act"), including statements reflecting the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that may affect the business and financial results of the Company include the following. The Company does not undertake to update any forward-looking statements.

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

         During May 2003, the Company acquired the formulas and packaging of the "Xtreme Delight" cocktails. Xtreme Delight cocktails are ready to drink spirit-based cocktails, including Cosmopolitan, Pina Colada, Tequila Sunrise, Vodka Splash, and Margarita. The ready to drink cocktail is the fastest growing segment of the spirits industry. Xtreme Delight is different from other products on the market in that it is an actual spirit based cocktail as opposed to the flavored beer offerings currently on the market.

         The Company has an agreement with Maple Leaf Distillers, Inc., a distiller based in Canada, pursuant which the Company acts as the sole importer of the Maple Leaf line of alcoholic beverages in the United States. The Company and Maple Leaf intend to enter into a joint venture agreement pursuant to which they will jointly develop and market additional products for importation into the United States. In this regard, management anticipates that the Company will be going to market in the fall of 2004 with a new line of ready to drink cocktails called Norm's. This line of products was jointly developed and marketed by the Company and Maple Leaf Distillers, Inc.

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

Recent Sales of Unregistered Securities

         Effective May 19, 2004, the Company issued an aggregate of 17,000,000 new shares of its Common Stock and warrants to purchase an additional 2,250,000 shares of Common Stock to thirteen new stockholders. In connection with such transaction, the Company received gross proceeds of $1,700,000. The principal investors in the transaction were Dr. and Mrs. Selvin Passen, who acquired 9,950,000 shares of Common Stock, and Maple Leaf Distillers, Inc., who acquired 5,000,000 shares of Common Stock. Maple Leaf is also a primary vendor of the

Company. The securities were offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended.

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

Results of Operations

         Revenue decreased from $294,063 to $194,390 for the year ended May 31, 2004 ("Fiscal 2004") compared to the year ended May 31, 2003 ("Fiscal 2003"). The decrease in sales is due to several factors. During Fiscal 2004, the Company lost two customers; one to bankruptcy and the other to another supplier. The Company also reduced its sales prices on volume orders, thus decreasing overall sales and gross margin. In addition to these items, during Fiscal 2004 our former CEO was diagnosed with cancer and was unable to put in the time and effort required to grow sales in our current markets or open up new markets for the Company's products. We have taken steps to address the decrease in sales and gross margin and believe that both will improve in Fiscal 2005. Specifically, the Company has hired two additional sales people who are focused both on our existing customers and opening new markets. Moreover, the Company increased other income by $25,830 made up of $11,667 for exclusive distribution rights in Honduras and $14,163 in interest income on two notes.

         Total expenses increased to $1,198,543 for Fiscal 2004 from $1,196,701 for Fiscal 2003. Cost of sales decreased to $156,612 in Fiscal 2004 from $196,019 in Fiscal 2003 due to lower sales. Selling, general, and administrative expenses decreased to $219,912 for Fiscal 2004 from $388,593 for Fiscal 2003 due to lower sales activities. Management expects that the cost of sales will increase in Fiscal 2005 as it continues to improve sales.

         Consulting fees increased to $951,460 for Fiscal 2004 from $777,946 for Fiscal 2003. The Company retained consultants to assist with promotions, marketing, and investor relations. In the past consultants were used to initiate contacts and pursue negotiations with potential customers as well as attempt to increase the image and visibility of our products. The consultants were also used to identify and pursue potential mergers, acquisitions, and investors for the Company. The consultants were compensated with a combination of cash, the Company's common stock, and options to purchase the Company's common stock. The consulting expense recorded by the Company in Fiscal 2004 is made up of $506,878 in Common Stock and options to purchase the Company's Common Stock, $197,700 in variable accounting for stock options that were re-priced, and $246,882 paid in cash. The consulting expense recorded by the Company in Fiscal 2003 is made up of $284,946 in Common Stock and options to purchase the Company's Common Stock, $323,500 in variable accounting for stock options that were re-priced, and $169,500 paid in cash. The Company intends to reduce its dependence on consultants and perform much of its own promotion and marketing efforts in the future. However, the Company will continue to incur consulting expenses as the current consultants finish up their contracts and until the stock options that are subject to variable accounting expire or are exercised. Management believes that consulting expense will decrease in the future; however, there can be no assurance that this will be the case. Moreover, any decrease in consulting expense will be partially offset by an increase in selling, general and administrative expenses as the Company performs more of these functions itself.

         The above factors contributed to a net loss of ($1,134,935) or ($0.05) per share for Fiscal 2004 as compared to a net loss of ($1,098,657) or ($0.07) per share for Fiscal 2003.

Liquidity and Capital Resources

         In the past, the Company has funded its cash requirements from sales of product, bank borrowings and sales of equity securities. Moreover, the Company has also issued equity securities in exchange for services rendered. To date, sales of the Company's products have not been sufficient to fund cash requirements. The Company has negative cash flow from operating activities. Thus, the Company has relied heavily on bank borrowings and/or sales of its securities.

         The Company had negative working capital of $425,523 at May 31, 2003. As a result of investments made by thirteen outside investors in May 2004, the Company had positive working capital of $1,027,234, as of May 31, 2004. However, the Company incurred substantial losses in Fiscal 2004 and in Fiscal 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Net cash used in operating activities increased to $363,219 in Fiscal 2004 from $216,120 in Fiscal 2003. The increase is primarily due to the paying down of accounts payable and accrued expenses in Fiscal 2004 of $61,117 versus an increase of $89,157 in Fiscal 2003.

         There was no cash used or provided from investing activities in Fiscal 2004. This represents a decrease of $32,500 from Fiscal 2003. The Company foresees minimal capital expenditures in the near future.

         Net cash provided by financing activities increased to $1,563,798 in Fiscal 2004 from $193,299 in Fiscal 2003 due primarily to the sale of the Company's securities. During Fiscal 2004, the Company was provided with a capital infusion of $1,700,000 and paid off its operating loan, auto loan, and line of credit. These steps were taken to improve the liquidity of the Company.

         Based upon the Company's current cash reserves, the Company has adequate resources to meet its short-term cash requirements. However, the Company's ability to meet its long-term cash requirements remains uncertain. The Company ultimately plans to fund future cash requirements through the sale of its products; however, the Company is only in the initial stages of the development of its business plan and does not currently fund its operations through its operations. Although management believes the Company can accomplish its business plan, no assurances can be made that this will be achieved or that it will be achieved prior to the depletion of the Company's current cash reserves. Thus, management continues to explore opportunities to raise private equity capital and, in conjunction therewith, to provide credit support for the Company's operations. Management believes that the Company will require additional financing, through debt or equity, to fund its operations. Although the Company has in the past been and continues to be in discussions with potential investors, there can be no assurance that its efforts to raise any substantial amount of private capital will be successful.

Intangible Assets

         In May 2003, the Company acquired the formulas and packaging for "Xtreme Delight" ready to drink cocktails. This intangible asset is subject to annual impairment testing. Management believes that the Company's brand of ready to drink cocktails remains as viable and competitive today as when originally conceived, primarily because the brand addresses an area of the marketplace that still requires servicing. The continued value of this brand is confirmed by the January 2004 agreement to market the products in Honduras.

         As indicated, the products were not fully launched due to cash flow limitations and operating losses which were not a result of the product but rather the cause of their not being properly launched. With the new infusion of capital and addition of personnel, management intends to launch the products. Thereafter, as now, the Company will continue to regularly evaluate its long-lived and intangible assets for impairment.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On October 16, 2003, the Company terminated its relationship with Wiss & Company, LLP, independent public accountants ("Wiss"), effective that date. During the fiscal years ended May 31, 2003 and May 31, 2002 and through October 16, 2003, (i) there were no disagreements between the Company and Wiss on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Wiss would have caused Wiss to make reference to the matter in its reports on the Company's financial statements, and (ii) the Wiss report on the Company's financial statements did not contain any other adverse opinion, disclaimer of opinion, or modification or qualification of opinion. During the last two fiscal years ended May 31, 2003 and May 31, 2002 and through October 16, 2003, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

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

Item 8A. Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and 5d-15(c). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         There have been no changes in our internal controls over financial reporting or other factors which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

         Not Applicable.

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

         COSTAS ATALIOTIS has been a Director of the Company since June 2003 and has been President and Chief Executive Officer since May 2004. Mr. Ataliotis is also involved with several other business ventures and is current President and Chief Executive Officer of Protos International, Maple Leaf Distillers, Salisbury House of Canada, Sun Ice Beverages, PET Plastico, Star Leisure and Ataliotis Investments. Over the last five years, Mr. Ataliotis has been , a senior officer in a number of international corporations involved in the development, hospitality, tourism and entertainment industries, including Vinco Beverages, Wet'n'Wild Water Park (Limassol), Star Developers, Pal's Investments, Winnipeg Jeep Eagle, WAG Canada Leasing and Thrifty Car Rental of Manitoba.

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

         MARVIN RIBOTSKY has served as Vice President and Chairman of the Board of the Company from November 2001 through May 22, 2004. Mr. Ribotsky is also a partner with a public accounting firm called Ribotsky, Levine and Company, CPA's. Mr. Ribotsky has been a consultant to many large enterprises during the past 40 years through his work as a principal in CPA firms in Miami, Florida. He is an active Certified Public Accountant with a Bachelor of Science in accounting from New York University. Marvin Ribotsky resigned effective September 9, 2004.

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

         To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the Fiscal 2004, and except as specifically noted below, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% beneficial owners were complied with. Based on a review of the records, it appears that Messrs. Ataliotis and Ribotsky must file reports under Section 16(a) of the Exchange Act. The Company is in the process of assisting these officers and directors with these filings.

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

                                                Common Stock
                                           Beneficially Owned (1)
 Name and Beneficial Owner                        Shares                Percent
 ------------------------------------------------------------------------------
 Selvin & Sylvia Passen, TBTE                  11,450,000(2)             31.28%
   2019 S.W. 20th Street, Suite 109
   Fort Lauderdale, FL  33315

 Costas Ataliotis                               6,750,000(3)             18.44%
   251 Saulteaux Crescent
   Winnipeg, Montiba, Canada R3J 3C7

 Marvin Ribotsky                                3,375,000(4)              9.22%
   901 N.E. 125th Street, Suite 120
   North Miami, FL  33161

 Mark Weber                                       200,000                 0.55%
   2019 S.W. 20th Street, Suite 109
   Fort Lauderdale, FL  33315

 All directors and executive
   officers as a group (4 persons)             21,775,000(5)             59.49%

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

Item 12. Certain Relationships and Related Transactions

         Selvin Passen, Chairman of the Board of the Company, is the owner of 2.5% of Maple Leaf Distillers, Inc. Costas Ataliotis, Chief Executive Officer of the Company, is the beneficial owner of 25% of Maple Leaf Distillers, Inc. ("MLD"). MLD is one of the Company's main suppliers. Moreover, the Company has an agreement with MLD to act as an importer of the MLD line of alcoholic beverages in the United States. Finally, the Company and MLD intend to enter into a joint venture agreement pursuant to which they will jointly develop and market additional products for importation into the United States.

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

             23.2     Consent of Wiss & Company, LLP

             31.1 Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002

             31.2 Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002

             32.1 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

             32.2 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

Pre-Approval Policies and Procedures

         Our Board of Directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Mahoney Cohen & Company, CPA, P.C. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Board of Directors' approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Board members, but the decision must be presented to the full Board at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW WORLD BRANDS, INC.


Date: March 11, 2005               By: /s/ Costas Ataliotis
                                       ----------------------------------------
                                       Costas Ataliotis, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


 SIGNATURE                              TITLE                         DATE


 /s/ Selvin Passen              Chairman of the Board            March 11, 2005
 -----------------------
 Selvin Passen, M.D.


 /s/ Costas Ataliotis           President, Chief Executive       March 11, 2005
 -----------------------        Officer and Director
 Costas Ataliotis


 /s/ Mark Weber                 Chief Financial Officer,         March 11, 2005
 -----------------------        Secretary and Treasurer
 Mark Weber                     and Director

                          INDEX OF FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----


Report of Independent Registered Public Accounting Firm                      F-1


Report of Independent Public Accountants                                     F-2


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


                                        Mahoney Cohen & Company, CPA, P.C.


New York, New York
July 27, 2004

                    Report of Independent Public Accountants
                    ----------------------------------------

Board of Directors
New World Brands, Inc.


We audited the consolidated balance sheet of New World Brands, Inc. and Subsidiaries (formerly Oak Tree Medical Systems, Inc.)(not presented herein) and the accompanying consolidated statements of operations and cash flows for the year ended May 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New World Brands, Inc. and Subsidiaries at May 31, 2003, and the results of their consolidated operations and cash flows for the year ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


                                        WISS & COMPANY LLP


Livingston, New Jersey
July 15, 2003

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   May 31, 2004
                                                                   ------------
 Assets:
 -------
 Cash ...........................................................  $  1,213,953
 Prepaid expenses ...............................................         8,505
 Accounts receivable ............................................        16,525
 Inventory ......................................................         9,075
                                                                   ------------
 Total current assets ...........................................     1,248,058

 Intangible Assets ..............................................       300,000
 Fixed assets, net of accumulated depreciation of $24,300 .......        29,700
 Deposits .......................................................         3,269
                                                                   ------------
 Total assets ...................................................  $  1,581,027
                                                                   ============

 Liabilities and stockholders equity:
 ------------------------------------
 Accounts payable and accrued expenses ..........................  $    185,824
 Current portion of deferred revenue ............................        35,000
 Total current liabilities ......................................       220,824

 Deferred revenue, less current portion .........................        58,333
 Total liabilities ..............................................       279,157
                                                                   ------------

 Contingencies ..................................................             -
 Preferred Stock - $0.01 par value, 10,000,000 shares authorized,
   none issued ..................................................             -
 Common stock - $0.01 par value, 50,000,000 shares authorized,
   36,603,939 shares issued and outstanding .....................       366,040
 Additional paid in capital .....................................    22,785,942
 Note receivable - common stock .................................      (113,366)
 Deficit ........................................................   (21,736,746)
                                                                   ------------
 Total stockholders' deficiency .................................     1,301,870
                                                                   ------------
 Total liabilities and stockholders' equity .....................  $  1,581,027
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
                                                    ============   ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 FOR THE YEAR ENDED MAY 31, 2004

                                                 Additional                                                            Total
                             Common Stock         Paid-in-      Notes     Subscriptions   Prepaid                   Stockholders'
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

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     NEW WORLD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BACKGROUND OF THE COMPANY

         New World Brands, Inc. (formerly Oak Tree Medical Systems, Inc.), a Delaware corporation, and its subsidiaries (the "Company") import wine and spirits for distribution in the United States. The Company holds the exclusive rights to import the wines of Vinicola L.A. Cetto, S.A. de C.V. ("L.A. Cetto") in the United States. The Company has established arrangements for distribution of its products with major wine and spirit wholesale distributors from New York to California. The Company will be going to market in the fall of 2004 with a new line of ready to drink cocktails.

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

         On May 19, 2004, the Company received an equity infusion $1,700,000. The investment group making the investment was led by Dr. Selvin Passen, M.D., a prominent businessman based in Maryland and Florida and Chairman of Board and principal executive officer of the Company. $500,000 (5,000,000 common stock shares) of the equity investment was made by Maple Leaf Distillers, Inc.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of New World Brands, Inc. and Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

         Wine and spirit revenues are recognized upon delivery of merchandise to the customers' carrier. Shipping and handling fees are recorded as revenues and the related costs are recorded as costs of sales. However, one single exception for Fiscal 2004 was the revenue realized from the Company's three-year agreement with Gerald Kay pursuant to which Mr. Kay was granted the exclusive rights to market and sell Xtreme Delight cocktails in the Country of Honduras in consideration for a fee of $105,000. The Company is amortizing this revenue over the three-year term of the agreement.

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

Impairment of Long-Lived Assets

         The Company evaluates its long-lived assets and intangible assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the future discounted cash flows compared to the carrying amount of the asset.

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
                                                  ============     ============

         At May 31, 2004 and 2003, approximately 4,155,000 and 2,880,000 potential common shares, respectively, are excluded from the determination of diluted loss per share, as the effect of such shares is non-dilutive.

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

NOTE D - COMMON STOCK

Consulting Agreements and Option Grants

         In May 2004, 17,000,000 shares of the Company's common stock, along with Warrants to purchase an additional 2,250,000 shares of the Company's common stock were sold to several new investors in consideration for $1,700,000 in the aggregate. The Company has allocated $1,700,000 to the shares shares of common stock and $0 to the warrants.

         During May 2003, the Company issued 1,000,000 shares of stock to acquire formulas and packaging of the "Xtreme Delight" spirit-based ready to drink cocktails.

         For the twelve months ended May 31, 2004, the Company has issued 1,800,000 shares of the Company's common stock in exchange for services of which 980,000 have been returned. The consultants performed services related to product promotion at a value of $420,000 determined based on the market price of the common stock. The expense is for past services and reflected in consulting expenses.

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

         Under FASB Interpretation No, 44, Accounting for Certain Transactions Including Stock Compensation (An interpretation of APB No.25), the Company's repriced options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Repriced options covering a total of 880,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.10 to $.25 per share at May 31, 2004. On May 31, 2004, the closing price of the Company's common stock was $0.61 per share. The increase in market price from the end of the prior year resulted in an expense adjustment of $197,700 for the year ended May 31, 2004, adjusting the previously recorded compensation adjustment for the year ended May 31, 2003. As long as the repriced options remain outstanding, the compensation adjustment remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

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

                                                      2004            2003
                                                      ----            ----

Net loss as reported ........................     $(1,134,935)    $(1,098,657)
Deduct: Total stock-based employee
        compensation determined
        under fair value method for
        stock options, net of tax ...........               -         (67,060)
Pro forma loss applicable
  to common stockholders ....................     $(1,134,935)    $(1,165,717)
                                                  ===========     ===========
Basic loss per share, as reported ...........     $     (0.05)    $     (0.07)
                                                  ===========     ===========
Basic loss per share, pro forma .............     $     (0.05)    $     (0.07)
                                                  ===========     ===========
Diluted loss per share, as reported .........     $     (0.05)    $     (0.07)
                                                  ===========     ===========
Diluted loss per share, pro forma ...........     $     (0.05)    $     (0.07)
                                                  ===========     ===========


NOTE E - INTANGIBLE ASSETS

         During May 2003, the Company purchased the rights, title, and ownership of the "Xtreme Delight" ready to drink cocktails. The Company issued 1,000,000 shares of the Company's common stock valued at $300,000 on that day. The intangible assets are deemed to have indefinite useful life and therefore not subject to amortization.

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