Form 10QSB
period 2005-02-28
NEW WORLD BRANDS INC
filed 2005-04-15
CIK 799426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended February 28, 2005

[ ] Transition report under Section 13 or 15(d) of the Exchange Act. For the transition period from ______ to ______

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

         2019 SW 20th Street, Suite 109, Fort Lauderdale, Florida, 33315
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 713-0410
                                 --------------
                           (Issuer's telephone number)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding as of March 22, 2005:  36,603,939

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of February 28, 2005 (Unaudited) and May 31, 2004..................3

         Consolidated Statements of Operations for the three and nine months ended February 28, 2005 and 2004 (Unaudited)...................4

         Consolidated Statement of Stockholders' Equity
         for the nine months ended February 28, 2005 (Unaudited)...............5

         Consolidated Statements of Cash Flows
         for the nine months ended February 28, 2005 and 2004 (Unaudited)......6

         Notes to Consolidated Financial Statements (Unaudited)................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................13-14

Item 3.  Controls and Procedures..............................................14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15

Item 2.  Unrestricted Sales of Equity Securities and Use of Proceeds..........15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits.............................................................15

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      New World Brands, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                    (UNAUDITED)
                                                    February 28,
                                                        2005       May 31, 2004
                                                    ------------   ------------
Assets:
Cash .............................................  $    589,073   $  1,213,953
Prepaid expenses .................................        18,744          8,505
Accounts receivable ..............................         8,150         16,525
Inventory ........................................         7,625          9,075
                                                    ------------   ------------
Total current assets .............................       623,592      1,248,058

Intangible asset .................................             -        300,000
Fixed assets, net of accumulated depreciation of
   $987 and $24,300, respectively ................         6,757         29,700
Deposits .........................................         3,269          3,269
                                                    ------------   ------------
Total assets .....................................  $    633,618   $  1,581,027
                                                    ============   ============

Liabilities and Stockholders' Equity:
Accounts payable and accrued expenses ............  $     35,683   $    185,824
Current portion of deferred revenue ..............        35,000         35,000
                                                    ------------   ------------
Total current liabilities ........................        70,683        220,824

Deferred revenue, less current portion ...........        32,083         58,333
                                                    ------------   ------------
Total liabilities ................................       102,766        279,157
                                                    ------------   ------------

Contingencies - Note K

Preferred stock - $0.01 par value,
     10,000,000 authorized, none issued ..........             -              -
Common stock - $0.01 par value, 50,000,000 shares
     authorized, 36,603,939 shares issued
     and outstanding as of February 28, 2005 and
     May 31, 2004 ................................       366,040        366,040
Additional paid in capital .......................    22,564,207     22,785,942
Note receivable - common stock ...................      (117,750)      (113,366)
Accumulated deficit ..............................   (22,281,645)   (21,736,746)
                                                    ------------   ------------
Total stockholders' equity .......................       530,852      1,301,870
                                                    ------------   ------------
Total liabilities and stockholders' equity .......  $    633,618   $  1,581,027
                                                    ============   ============

 Notes to Financial Statements are an integral part of the Financial Statements.

                                         New World Brands, Inc. and Subsidiary
                                         Consolidated Statements of Operations
                                                      (UNAUDITED)

                                            Three                Three                 Nine                 Nine
                                         Months Ended         Months Ended         Months Ended         Months Ended
                                       February 28, 2005    February 29, 2004    February 28, 2005    February 29, 2004
                                       -----------------    -----------------    -----------------    -----------------
Revenues
   Wine and spirit sales ..............  $     23,572         $     78,471         $    305,589         $    146,988

Cost of goods sold ....................        16,185               61,057              251,870              113,180
                                         ------------         ------------         ------------         ------------

Gross Profit ..........................         7,387               17,414               53,719               33,808
                                         ------------         ------------         ------------         ------------

Expenses:
   Selling, general, and administrative       449,342               26,872              851,920               71,934
   Depreciation and amortization ......           388                2,700                  987                8,100
   Consulting fees ....................             -              151,118               80,865              680,842
   Stock option repricing adjustment ..       (10,200)             (52,800)            (302,600)            (163,100)
   Interest ...........................             -                4,178                    -               12,931
                                         ------------         ------------         ------------         ------------

   Total expenses .....................       439,530              132,068              631,172              610,707
                                         ------------         ------------         ------------         ------------

Other Income:
   Loss on sale of assets .............             -                    -               (7,700)                   -
   Distribution rights ................         8,751                2,917               26,251                2,917
   Interest income ....................         3,913                    -               14,003                    -
                                         ------------         ------------         ------------         ------------
   Net Loss ...........................  $   (419,479)        $   (111,737)        $   (544,899)        $   (573,982)
                                         ============         ============         ============         ============

Basic and diluted (loss) per share of
   common stock: ......................  $      (0.01)        $      (0.01)        $      (0.01)        $      (0.03)
                                         ============         ============         ============         ============

Weighted average shares - Common ......    36,603,939           19,603,939           36,603,939           19,603,939
                                         ============         ============         ============         ============

Weighted average shares - Diluted .....    37,718,463           19,899,861           37,785,562           20,066,236
                                         ============         ============         ============         ============

                    Notes to Financial Statements are an integral part of the Financial Statements.

                                                           4

                                         New World Brands, Inc. and Subsidiary
                                     Consolidated Statement of Stockholders' Equity
                                      For the Nine Months Ended February 28, 2005
                                                      (UNAUDITED)

                                      Common Stock                            Notes                           Total
                                 ----------------------     Additional      Receivable    Accumulated     Stockholders'
                                   Shares       Amount    Paid-in-Capital  Common Stock     Deficit          Equity
                                 ----------    --------   ---------------   ---------     ------------    -------------
       BALANCE MAY 31, 2004 ..   36,603,939    $366,040    $ 22,785,942     $(113,366)    $(21,736,746)    $ 1,301,870

Amortization of stock
options for services .........            -           -          80,865             -                -          80,865


Repricing of options .........            -           -        (302,600)            -                -        (302,600)


Interest accrual on note
receivable ...................            -           -               -        (4,384)               -          (4,384)


Net loss .....................            -           -               -             -         (544,899)       (544,899)
                                 ----------    --------    ------------     ---------     ------------     -----------

  BALANCE FEBRUARY 28, 2005...   36,603,939    $366,040    $ 22,564,207     $(117,750)    $(22,281,645)    $   530,852
                                 ==========    ========    ============     =========     ============     ===========

                    Notes to Financial Statements are an integral part of the Financial Statements.

                                                           5

                            New World Brands, Inc. and Subsidiary
                            Consolidated Statements of Cash Flows
                     For the Nine Months Ended February 28, 2005 and 2004
                                         (UNAUDITED)
                                                              Nine                 Nine
                                                          Months Ended         Months Ended
                                                       February 28, 2005    February 29, 2004
                                                       -----------------    -----------------
Cash flow from operating activities:
  Net Loss ......................................         $  (544,899)         $  (573,982)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization ...............                 987                8,100
    Stock options issued for services ...........              80,865              519,160
    Repricing of options ........................            (302,600)            (163,100)
    Loss on disposal of fixed assets ............               7,700                    -
    Impairment of intangible asset ..............             300,000                    -
    Accrued interest on note receivable .........              (4,384)                   -
    Changes in operating assets and liabilities:
      Accounts receivable .......................               8,375                8,988
      Prepaid expenses ..........................             (10,239)              (7,625)
      Inventory .................................               1,450                    -
      Accounts payable and accrued expenses .....            (150,141)             (70,713)
      Deferred revenue ..........................             (26,250)             102,083
                                                          -----------          -----------
    Net cash used in operating activities .......            (639,136)            (177,089)
                                                          -----------          -----------

Cash flows from investing activities:
  Purchase of fixed assets ......................              (7,744)                   -
  Proceeds from sale of fixed assets ............              22,000                    -
                                                          -----------          -----------
    Net cash provided by investing activities ...              14,256                    -

Cash flows from financing activities:
  Net borrowings (repayments) to stockholder ....                   -               (5,000)
  Net proceeds from issuance of common stock ....                   -              217,500
  Net borrowings (repayments) - bank ............                   -              (44,234)
                                                          -----------          -----------
    Net cash provided by financing activities ...                   -              168,266
                                                          -----------          -----------

      Net change in cash ........................            (624,880)              (8,823)
                                                          -----------          -----------

Cash at beginning of period .....................           1,213,953               13,374
                                                          -----------          -----------
Cash at end of period ...........................         $   589,073          $     4,551
                                                          ===========          ===========
Supplemental disclosure of cash flow information:
  Interest paid .................................        $          -          $     9,181
                                                          ===========          ===========

       Notes to Financial Statements are an integral part of the Financial Statements.

                                              6

                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The Consolidated Balance Sheet as of February 28, 2005, the Consolidated Statements of Operations for the three and nine months ended February 28, 2005and 2004 and Consolidated Statement of Cash Flows for the nine months ended February 28, 2005 and 2004 and the Consolidated Statement of Stockholders' Equity for the nine months ended February 28, 2005 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of New World Brands, Inc. and Subsidiary as of February 28, 2005, the results of its operations for the three and nine months ended February 28, 2005 and 2004 and its cash flows for the nine months ended February 28, 2005 and 2004. The results of operations for the three and nine month periods ended February 28, 2005 are not necessarily indicative of the results of operations for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended May 31, 2004 included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

         The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-KSB as filed with the SEC.

NOTE B - BACKGROUND OF THE COMPANY

         New World Brands, Inc. (formerly Oak Tree Medical Systems, Inc.), a Delaware corporation, and its subsidiary (the "Company") import wine and spirits for distribution in the United States. The Company has established arrangements for distribution of its existing line of products with major wine and spirit wholesale distributors from New York to California. In addition, the Company will be going to market in the spring of 2005 with a new line of ready to drink cocktails, wines and spirits.

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

         On May 19, 2004, the Company received an equity infusion $1,700,000. The investment group making the investment was led by Dr. Selvin Passen, M.D., a prominent businessman based in Maryland and Florida. Dr. Passen subsequently became Chairman of Board of the Company. In addition, $500,000 (5,000,000 common stock shares) of the equity investment was made by Maple Leaf Distillers, Inc., one of the Company's main suppliers ("MLD"). Costas Ataliotis, the Company's Chief Executive Officer, is also Chief Executive officer of MLD. (See Note I).

NOTE C - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate operating continuation of the Company as a going concern. The Company incurred ongoing substantial losses and used cash from operating activities in fiscal 2004 and 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         In May 2004 the Company was provided with a capital infusion of $1,700,000 which allowed it to pay off its existing operating loan, auto loan, and line of credit. These steps were taken to improve the liquidity of the Company. The Company is in the final stages of its business plan and efforts to fund future capital requirements through the sale of its products. Although we believe we can accomplish our business plan, through product sales over the next three to six months, our future is contingent upon our sales level reaching a level that will fund our future operating cash flow requirements. If we fail to accomplish our business plan within the next three to six months, it will have an adverse impact on the Company's liquidity, financial position and future operations. At the current time we are not looking at future funding requirements to provide credit support for our operations.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of New World Brands, Inc. and Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

         In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During Fiscal 2005, one significant estimate made was the valuation of the Company's intangible asset which was determined to be impaired.

Fixed Assets

         Furniture and Fixtures are stated at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using a straight-line method over the estimated useful lives of the related assets of five years.

Impairment of Long-Lived Assets

         The Company evaluates its long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the future discounted cash flows compared to the carrying amount of the asset.

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

Fair Value of Financial Instruments

         Financial instruments include cash, accounts receivable, accounts payable and deferred revenues. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

NOTE E -COMMON STOCK

Consulting Agreements and Option Grants

         In May 2004, 17,000,000 shares of the Company's common stock, along with Warrants to purchase an additional 2,250,000 shares of the Company's common stock were sold to several new investors in consideration for $1,700,000 in the aggregate. Based on several factors, including but not limited to the restrictions on transfer and limited marketability of the securities, the Company has allocated $1,700,000 to the shares of common stock and $0 to the warrants.

         For the nine months ended February 28, 2005, the Company recorded a consulting expense of $80,865 relating to options to purchase 825,000 shares. 500,000 of these shares were granted in July 2002 and 325,000 shares were granted in November 2004. The life of these options range from 3 to 27 months and the exercise prices range from $0.10 to $0.40 per share. Consulting expense is being amortized over the term of each agreement.

Stock Option Plans

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

NOTE F -INTANGIBLE ASSETS

         During May 2003, the Company purchased the rights, title and ownership of the formulation for "Xtreme Delight" ready to drink cocktails. Since then and since the Company's infusion of capital in May 2004, the Company has evaluated the marketing of and potential for this product. However, in December 2004, management has been discussing with MLD, the development and marketing of an already established and complete line ready to drink cocktails to be marketed under the label "Norm's Extreme Delight." Because this brand has already been developed and it is part of a complete line of ready to drink cocktails, the Company has entered into an agreement with MLD to jointly own this line of products called Norm's Extreme Delight. The Company and MLD have an oral agreement to jointly market the product. Based on these facts, management conducted a re-evaluation of the fair value of the recorded formulation intangible for "Xtreme Delight" and determined an impairment existed. The intangible was written down to $0 for the quarter ended February 28, 2005.

NOTE G - INCOME TAXES

         The Company has a net operating loss carryforward of approximately $9,000,000 at May 31, 2004, which can be used to offset future taxable income through 2024. There is a limitation on the usage of Federal net operating losses under Internal Revenue Code Section 382.

NOTE H - RELATED PARTY TRANSACTIONS

         Costas Ataliotis and Selvin Passen, M.D., the Company's Chief Executive Officer and Chairman of the Board, either individually or through their affiliated companies, own 23% and 34%, respectively, of MLD. MLD is one of the Company's main suppliers. Pursuant to an Agreement dated March 23, 2005, MLD transferred and assigned to the Company, 50% of all rights, title and interest in the United States to various brands of spirit products. Pursuant to this Agreement, the Company has the exclusive rights to market and sell the wine and liquor products in the United States and is entitled to 100% of all revenue derived therefrom. Moreover, the Company has an oral agreement with MLD to act as an importer of an MLD line of alcoholic beverages in the United States. Finally, the Company and MLD have entered into an informal joint venture agreement pursuant to which they will jointly develop and market products for importation in the United States.

         International Importers, Inc., the Company's wholly owned subsidiary, purchased Tequila from MLD during Fiscal 2005. A total of $65,979 was purchased directly from MLD for Tequila and freight, and $106,990 paid directly to U.S. Customs for liquor taxes.

         The Company leases its office space on a month-to-month basis for $1,669 per month from a company in which the Chairman of the Board is a partner.

         For the nine months ended February 28, 2005, the Company paid $18,000 for accounting services to a company in which the former Chairman of the Board is a partner.

         In July 2001, a consulting company owned by the daughter in law of the former Chairman of the Board, exercised stock options to purchase 800,000 shares of the Company's Common Stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment and the Company received a three-year, interest-bearing note at prime plus 1% for the remaining amount of $56,898. In October 2001, the consulting company exercised stock options to purchase 500,000 shares of the Company's common stock. The consulting company offset a $7,414 advance to the Company as a partial payment and the Company received a three-year, interest-bearing note at the prime interest rate for the remaining $42,586. The current balance as of February 28, 2005, with accrued interest, was $117,750. There has been a default on the notes due July and October 2004. The Company has filed suit with respect to such default.

NOTE I - VENDOR CONCENTRATIONS

         The Company has an exclusive distributorship agreement with a Mexican company, which maintains a vineyard and produces various types of wines and other related wine mixes. The Company has approval from the Bureau of Alcohol, Tobacco, Firearms and Explosives for the importation of wines into the United States from Mexico. The agreement expires August 30, 2006 with a three-year renewal option, if agreeable by both parties. Under the agreement, the Company is required to purchase certain minimum amounts. If the minimum purchase requirements are not met, the supplier may terminate the agreement.

         The Company has an oral agreement with MLD to act as an importer of an MLD line of alcoholic beverages in the United States. The Company and MLD have also entered into an informal joint venture agreement pursuant to which they will jointly develop and market products for importation in the United States. In this regard, management anticipates that the Company will be going to market in the spring of 2005 with a new line of ready to drink cocktails called Norm's. This line of products was jointly developed and marketed by the Company and Maple Leaf Distillers, Inc.

         The Company also has arrangements with wine distributors from Australia, Italy and Spain to be exclusive importers for various lines of wines.

         The Company is dependent on a relatively small number of distributors. As a result, the loss of one or more of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE J - MAJOR CUSTOMERS

         Sales to three major distributors in the nine months ended February 28, 2005, totaled 248,587 (81%) of our total net sales, made up of $150,524 (49%), $62,894 (21%) and $35,169(11%).

         Sales to three major distributors in the nine months ended February 29, 2004, totaled $154,810 (87%) of out total net sales, made up of $86,980 (49%), $34,318 (19%) and $33,512 (19%).

NOTE K - CONTINGENCIES

         The Company from time to time may be party to various litigation, claims or assessments. Management believes that the ultimate outcome of these matters will not have a material affect on the Company's financial position or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Revenue for the three months ended February 28, 2005 decreased by $54,899 compared to the three months ended February 29, 2004. This is due to a decrease in wine sales.

         The cost of goods for the three months ended February 28, 2005 increased from 69% at February 29, 2004 to 78% due to the smaller margins made on Mexican wine sales. The lower margins are due to our aggressive marketing approach to acquire market share and to establish relationships with our distributors.

         Expenses for the three months ended February 28, 2005 increased by $307,462. The increase in selling general and administration of $422,470, is due to $300,00 for the impairment of an asset and the remaining is due to the sales department payroll, travel, legal fees, and accounting fees as the Company performs more of these tasks internally rather than relying on outside consultants. Consequently, consulting expense decreased by $151,118. Another result of the Company shifting away from the use of consultants is the decrease in the amount of stock options subject to variable accounting, which has led to a decrease in the amount recognized from the Stock Option Repricing Adjustment. Depreciation expense decreased by $2,312 due to the sale of some fixed assets in the nine months ended February 28, 2005. Interest expense decreased by $4,178 due to the Company paying off all of its debt in May 2004.

         Revenue for the nine months ended February 28, 2005 increased by $158,601 compared to the nine months ended February 29, 2004. The revenue mix for the nine months ended February 28, 2005 is 71% Tequila, 28% Wine, and 1% Other, compared to 100% Wine for the nine months ended February 29, 2004. The customer mix, which is primarily distributors, remained the same as in comparable periods.

         Expenses for the nine months ended February 28, 2005 increased by $20,465. The increase in selling general and administration of $779,986, is due to $300,00 for the impairment of an asset and the remaining is due to the sales department payroll, travel, legal fees, and accounting fees as the Company performs more of these tasks internally rather than relying on outside consultants. Consequently, consulting expense decreased by $599,977. Decreases in the Company's stock price outweighed the lower amount of stock options subject to variable accounting causing a reduction of the expense for Stock Option Repricing Adjustment of $139,500. Depreciation expense decreased by $7,113 due to the sale of some fixed assets in fiscal year 2005. Interest expense decreased by $12,931 due to the Company paying off all of its debt in May 2004.

         The above factors contributed to a loss of ($544,899)or ($0.01) per share for the nine months ended February 28, 2005 compared to a net loss of ($573,982) or ($0.03) per share for the nine months ended February 29, 2004.

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

         In May 2004 the Company was provided with a capital infusion of $1,700,000 which allowed it to pay off its existing operating loan, auto loan, and line of credit. These steps were taken to improve the liquidity of the Company. The Company is in the final stages of its business plan and efforts to fund future capital requirements through the sale of its products. Although we believe we can accomplish our business plan, through product sales over the next three to six months, our future is contingent upon our sales level reaching a level that will fund our future operating cash flow requirements. If we fail to accomplish our business plan within the next three to six months, it will have an adverse impact on the Company's liquidity, financial position and future operations. At the current time we are not looking at future funding requirements to provide credit support for our operations.

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

Item 3.  Controls and Procedures

         As of the end of the period covered by this report, management carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15(d)-15(e) under the Exchange Act). Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most resent evaluation.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable


Item 2.  Unrestricted Sales of Equity Securities and Use of Proceeds

         Not Applicable


Item 3.  Defaults Upon Senior Securities

         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable


Item 5.  Other Information

         Not Applicable


Item 6.  Exhibits

         31.1     Certification of CEO Pursuant to Section 302

         31.2     Certification of CFO Pursuant to Section 302

         32.1     Certification of CEO and CFO Pursuant to Section 906

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NEW WORLD BRANDS, INC.


         Dated: April 14, 2005        By: /s/ Costas Ataliotis
                                          --------------------
                                           Costas Ataliotis
                                           President and Chief Executive Officer


         Dated: April 14, 2005        By: /s/ Mark A. Weber
                                          -----------------
                                          Mark A. Weber
                                          Chief Financial Officer