Form 10QSB/A
period 2004-08-31
NEW WORLD BRANDS INC
filed 2005-05-03
CIK 799426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of August 31, 2004 and May 31, 20043...........................    3

         Consolidated Statements of Operations for the three
         months ended August 31, 2004 and 2003.............................    4

         Consolidated Statement of Stockholders' Equity
         for the three months ended August 31, 2004........................    5

         Consolidated Statements of Cash Flows
         for the three months ended August 31, 2004 and 2003...............    6

         Notes to Consolidated Financial Statements........................ 7-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................11-13

Item 3.  Controls and Procedures...........................................   13

PART II  OTHER INFORMATION

Item 1.  Legal Matters.....................................................   13

Item 2.  Unrestricted Sales of Securities and the Use of Proceeds..........   13

Item 3.  Defaults Upon Senior Securities...................................   13

Item 4.  Submission of Matters to a Vote of Security Holders...............   13

Item 5.  Other Information.................................................   13

Item 6.  Exhibits .........................................................   13

SIGNATURES ................................................................   14

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

         On May 19, 2004, the Company received an equity infusion $1,700,000. The investment group making the investment was led by Selvin Passen, M.D., a prominent businessman based in Maryland and Florida and Chairman of Board and principal executive officer of the Company. Of the equity investment, $500,000 (5,000,000 common stock shares) was made by Maple Leaf Distillers, Inc.

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

NOTE D - INTANGIBLE ASSETS

         During May 2003, the Company purchased the rights, title, and ownership of the "Xtreme Delight" ready to drink cocktails from a distributor in Canada. In connection with that acquisition, the Company issued 1,000,000 shares of the Company's common stock valued at $300,000 on that day.

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

NOTE E - RELATED PARTY TRANSACTIONS

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

         Total expenses decreased by $631,860 for the three months ended August 31, 2004. Consulting fees for the three months ended August 31, 2004 decreased by $251,521 to $0. This is consistent with the Company's stated intention to reduce its reliance on consultants.

         The largest decrease in expenses ($545,300) is due to the effect of variable accounting for stock options that were previously charged to consulting fees.

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

         Not Applicable

Item 6.  Exhibits

31.1     Certification of CEO Pursuant to Section 302

31.2     Certification of CFO Pursuant to Section 302

32.1     Certification of CEO Pursuant to Section 906

32.2     Certification of CFO Pursuant to Section 906

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW WORLD BRANDS, INC.

   Dated:  April 29, 2005              By: /s/ Costas Ataliotis
                                           --------------------
                                           Costas Ataliotis
                                           President and Chief Executive Officer


   Dated:  April 29, 2005              By: /s/ Mark A. Weber
                                           -----------------
                                           Mark A. Weber
                                           Chief Financial Officer