Form 10QSB/A
period 2004-11-30
NEW WORLD BRANDS INC
filed 2005-05-03
CIK 799426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended November 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ______ to ______


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

         Notes to Consolidated Financial Statements........................ 7-13

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

NOTE G - RELATED PARTY TRANSACTIONS

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