Form 10KSB
period 2005-05-31
NEW WORLD BRANDS INC
filed 2005-08-29
CIK 799426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year period ended May 31, 2005

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

The Registrant's revenues for its most recent fiscal year:  $ 514,699

Number of shares of common stock outstanding as of August 10, 2005: 36,803,939. The aggregate market value of voting and non-voting Common Stock held by non-affiliates (20,653,939 shares) computed by reference to the closing price of the Common Stock as of August 10, 2005: $4,130,787.

Transitional Small Business Disclosure Format (check one):  Yes _____  No __X__

                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         We caution readers that this Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as "anticipate," "could," "may," "might," "potential," "predict," "should," "estimate," "expect," "project," "believe," "intend," "plan," "envision," "continue," "intend," "target," "contemplate," or "will" and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. Some of these factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report, including under the headings Item 1 "Business - Certain Risks," and Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. These factors include:

      o  general economic conditions,

      o a significant decrease in business from or loss of any of our major customers,

      o the effectiveness of our planned advertising, marketing and promotional campaigns,

      o  our ability to contain costs,

      o  our future capital needs and our ability to obtain financing,

      o  our ability to carry out growth strategies,

      o  our ability to compete,

      o  our ability to predict consumer preferences in wine and spirits,

      o possible disruption in commercial activities due to terrorist activity and unarmed conflict, and

      o other factors set forth in this report and in our other Securities and Exchange Commission ("SEC") filings.

         You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

ITEM 1.  BUSINESS

Introduction and Background

         New World Brands, Inc. (the "Company", "we", "us", "our") was incorporated in Delaware in May 1986 under the name Oak Tree Construction Computers, Inc. From 1986 through 1990, the Company was engaged in the sale of computer systems for the construction industry. For a number of years thereafter, the Company was inactive. In August 1994, the Company changed its name to Oak Tree Medical Systems, Inc. From January 1995 through May 2000, the Company was engaged in the business of operating and managing physical care centers and related medical practices.

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

         Unless otherwise indicated by the text, reference herein to the term "Company" will be deemed to refer to New World Brands, Inc. and its Subsidiary, International Importers, Inc.

The Business

         The Company imports wine and spirits for distribution in the United States. The Company holds the exclusive right to import the wines of Vinicola L.A. Cetto, S.A. de C.V. ("L.A. Cetto") in the United States. The Company has established arrangements for distribution of L.A. Cetto, along with other products, with major wine and spirit wholesale distributors for all 50 states. In some cases, the Company has written agreements with its distributors. In other cases, the agreements with its distributors are oral and products are delivered to the distributors pursuant to purchase orders.

         The Company has an agreement with Maple Leaf Distillers, Inc., a related party distiller based in Canada ("MLD"), pursuant to which the Company acts as an importer of the MLD line of alcoholic beverages in the United States. The Company and MLD have entered into a joint venture agreement pursuant to which they will jointly develop and market additional products for importation into the United States. In this regard, the Company has gone to market in the summer of 2005 with a new line of ready to drink cocktails called Norm's Extreme Cocktails. This line of products was jointly developed and marketed by the Company and MLD.

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

         The wine and spirits industry is highly competitive. Distributors compete for new suppliers based on reputation, market share, access to customers and ability to satisfy supplier demands. However, importers/suppliers must be able to anticipate consumer demand, provide such products and be able to provide them on a consistent basis. Many of the Company's competitors are better capitalized, better financed, more established and more experienced than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

Governmental Regulation

         The manufacturing, importation, distribution and sale of alcohol-based beverages is subject to regulation by the federal government through the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms ("BATF"), as well as by state and local regulatory agencies. Suppliers, distributors and retailers must be properly licensed in order to sell alcohol-based beverages.

         In most states, the alcohol-based beverage industry operates within what is commonly referred to as a three-tier system of distribution. Tier one is comprised of suppliers that produce alcohol-based beverages and/or importers of alcohol-based beverages, tier two is comprised of distributors, and tier three is comprised of retail licensees.

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

         Importers like the Company face scrutiny in a number of important areas, including initial licensing or permitting and sales and marketing activities. The Company believes that it is in compliance with applicable regulations in all-material respects. Consistent with industry practice, the sales and marketing activities permitted by distributors for the benefit of tier one suppliers are generally regulated by state licensing authorities, which authorize various trade practice activities by statute, regulation or administrative bulletin. The Company relies on such enforcement guidance, which is subject to change at the discretion of the regulatory authorities, in determining the scope of its permitted sales and marketing activities.

Employees

         As of May 31, 2005 the Company had four full-time employees and no part-time employees. The Company considers its employee relationships to be good.

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

         WE WILL NEED ADDITIONAL CAPITAL, WHICH MAY OR MAY NOT BE AVAILABLE TO USE. The Company's future is contingent upon our sales level reaching a level that will fund operations. If we are not able to achieve that sales level within the next three to six months, it will have a material adverse effect on our liquidity, financial position, and operations. The Company believes it will be able to achieve such levels of sales. The Company has no agreements for financing, and there can be no assurance that the Company will be able to obtain funds when needed on satisfactory terms or at all. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         OUR BUSINESS IS HEAVILY DEPENDENT UPON ITS RELATIONSHIP WITH MAPLE LEAF DISTILLERS, INC. ("MLD"). Pursuant to an Agreement dated March 23, 2005, MLD transferred and assigned to the Company 50% of all MLD's rights, title, and interest in various brands. MLD granted to the Company the exclusive right to market and sell these brands in the United States. MLD and the Company have worked together closely to market these brands. These are substantially all of the brands being marketed and sold by the Company. If something were to happen to MLD or MLD did not continue to assist the Company in developing and marketing the brands that are the subject of this agreement, it would have a material adverse effect of the Company.

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

         WE RELY ON CERTAIN KEY PERSONNEL WITH WHOM WE DO NOT HAVE WRITTEN AGREEMENTS. Our success is greatly dependent upon the continued participation of our executive officers, with whom we do not have any signed agreements. In addition to providing general supervision and direction, our executive officers provide active direction, supervision and management of our sales and marketing efforts. The loss of the Company's management and/or key personnel could have a material adverse impact on the Company. In addition, the Company will need to retain additional qualified and experienced personnel to implement its business plan. There can be no assurance that the Company will be able to retain its current employees, or that it will be able to recruit additional knowledgeable and experienced employees and consultants in the future to meet its business needs.

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

         PRESENT MANAGEMENT CONTROLS APPROXIMATELY 47% OF OUR OUTSTANDING COMMON STOCK. Such percentage does provide our officers and directors with significant control over the ability to elect a majority of the Board of Directors, to control the management of the Company, and to influence the outcome of corporate transactions or other matters submitted to our stockholders for approval. The interests of our stockholders that are officers and directors of the Company could differ from the interests of other stockholders.

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

ITEM 2.  PROPERTY

         As of June 1, 2004, the Company moved the headquarters to 2019 SW 20 Street, Suite 109, Fort Lauderdale, Florida 33315. The space is leased from a related party on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to two lawsuits. In New World Brands, Inc. v. Progressive Planning Associates, Inc., the Company seeks to recover approximately $100,000 due under Promissory Notes issued to the Company. While the ultimate resolution of such lawsuit cannot be predicted with certainty, management does not expect that this matter will have a material adverse effect on the financial position or results of operation of the Company.

         The Company is a defendant with a former employee of the Company whereby the former employee is seeking damages for unpaid salary of $1,000 a week from September 15, 1998 to October 17, 2001 and for 20,000 shares of the Company's stock in which he alleges he tendered a check to the Company in the amount of $2,000. The Company believes it will prevail in this matter.

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

                                                      Low Bid     High Bid
                                                      -------     --------
Fiscal Year Ended May 31, 2005
         First Quarter.............................    $0.240      $0.600
         Second Quarter............................     0.220       0.310
         Third Quarter.............................     0.240       0.360
         Fourth Quarter............................     0.180       0.270

Fiscal Year Ended May 31, 2004
         First Quarter.............................    $0.360      $0.850
         Second Quarter............................     0.250       0.680
         Third Quarter.............................     0.180       0.330
         Fourth Quarter............................     0.190       0.630

Stockholders

         As of August 10, 2005, there were approximately 166 holders of record of the Company's Common Stock. The closing bid and asked prices for the Company's Common Stock on August 10, 2005, were $0.19 and $0.20, respectively.

         The Company has not paid any cash dividends on its Common Stock to date, and the Company does not contemplate the payment of cash dividends in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's ability to pay dividends.

Recent Sales of Unregistered Securities

         For the twelve months ended May 31, 2005, the Company issued options to purchase 325,000 shares of the Company's common stock in exchange for services. The consultants performed services related to product promotion, general business, financing, and public/investor relations. The options were issued in a transaction exempt from registration under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial operations and financial conditions. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

         Revenue increased from $194,390 to $514,699 for the year ended May 31, 2005 ("Fiscal 2005") compared to the year ended May 31, 2004 ("Fiscal 2004"). The increase in sales is due to several factors. The Company hired two additional sales people who are focused both on our existing customers and opening new markets. Moreover, the Company increased other income by $19,493 made up of a $23,333 increase for exclusive distribution rights in Honduras, a $3,860 increase in interest income on two notes, and a loss on a sale of fixed assets of ($7,700).

         Total expenses decreased to $1,004,475 for Fiscal 2005 from $1,198,543 for Fiscal 2004. Cost of sales increased to $359,204 in Fiscal 2005 from $156,612 in Fiscal 2004 due to higher sales. Selling, general, and administrative expenses increased to $824,344 for Fiscal 2005 from $219,912 for Fiscal 2004 due to putting our administrative, marketing and sales force in place. Management expects that the cost of sales will increase in Fiscal 2006 as it continues to improve sales.

         Consulting fees and stock option repricing adjustment decreased to $225,557 and $(346,800), respectively for Fiscal 2005 from $753,760 and $197,700, respectively for Fiscal 2004 plus a $149,750 charge for options paid by a principal stockholder to acquire product rights from Maple Leaf Distillers, Inc. for Fiscal 2004. The Company previously retained consultants to assist with promotions, marketing, and investor relations. In the past consultants were used to initiate contacts and pursue negotiations with potential customers as well as attempt to increase the image and visibility of our products. The consultants were also used to identify and pursue potential mergers, acquisitions, and investors for the Company. The consultants were compensated with a combination of cash, the Company's common stock, and options to purchase the Company's common stock. The consulting and repricing expense recorded by the Company in Fiscal 2004 is made up of $506,878 in Common Stock and options to purchase the Company's Common Stock, $197,700 in variable accounting for stock options that were re-priced, and $246,882 paid in cash. The consulting and repricing expense recorded by the Company in Fiscal 2005 is made up of $80,865 in Common Stock and options to purchase the Company's Common Stock, ($346,800) in variable accounting for stock options that were re-priced, and $144,692 paid in cash. The Company intends to reduce its dependence on consultants and perform much of its own promotion and marketing efforts in the future. However, the Company will continue to incur consulting expenses as the current consultants finish up their contracts and until the stock options that are subject to variable accounting expire or are exercised. Management believes that consulting expense will decrease in the future; however, there can be no assurance that this will be the case. Moreover, any decrease in consulting expense will be partially offset by an increase in selling, general and administrative expenses as the Company performs more of these functions itself.

         The above factors contributed to a net loss of ($803,657) or ($0.02) per share for Fiscal 2005 as compared to a net loss of ($1,134,935) or ($0.05) per share for Fiscal 2004.

Liquidity and Capital Resources

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principals ("GAAP"), which contemplates operating continuation of the Company as a going concern. The Company has recurring net losses including a net loss in 2005 of $803,657 and has cash used in operations in 2005 of $898,137. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

         In May 2004 the Company was provided with a capital infusion $1,700,000 which allowed it to pay off its existing operating loan, auto loan, and line of credit. These steps were taken to improve the liquidity of the Company. The Company is in the final stages of its business plan and efforts to fund future capital requirements through the sale of its products. Although we believe we can accomplish our business plan, our future is contingent upon our sales level reaching a level that will fund operations. If we are not able to achieve a level of sales that will fund operations within the next three to six months, it will have a material adverse impact on the Company's liquidity, financial position and future operations. At the current time we are not looking at future funding options to provide credit support for our operations.

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

         The Company had positive working capital of $408,747 at May 31, 2005 as a result of investments made by thirteen outside investors. However, the Company incurred substantial losses in Fiscal 2005 and in Fiscal 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Net cash used in operating activities increased to $898,137 in Fiscal 2005 from $363,219 in Fiscal 2004. The increase is primarily due to the adjustment for variable accounting of stock options, accounts receivable, and accounts payable. The adjustment for variable accounting of stock options being a negative amount of $346,800 in Fiscal 2005 versus a positive adjustment of $197,700 in Fiscal 2004. Accounts receivable collections did not keep pace with sales resulting in an increase of receivables of $193,054 in Fiscal 2005 verses a decrease of $37,353 in Fiscal 2004. The pay down of accounts payable and accrued expenses in Fiscal 2005 of $101,281 was higher versus a pay down of $61,117 in Fiscal 2004.

         There was $14,256 of net cash provided by fixed asset transactions in Fiscal 2005. There was no cash used or provided from investing activities in Fiscal 2004. The Company foresees minimal capital expenditures in the near future.

         Net cash provided by financing activities decreased to $20,000 in Fiscal 2005 from $1,563,798 in Fiscal 2004 due primarily to capital infusion that incurred in Fiscal 2004. During Fiscal 2004, the Company was provided with a capital infusion of $1,700,000 and paid off its operating loan, auto loan, and line of credit. These steps were taken to improve the liquidity of the Company.

         Based upon the Company's current cash reserves, the Company has adequate resources to meet its short-term cash requirements. However, the Company's ability to meet its long-term cash requirements remains uncertain. The Company ultimately plans to fund future cash requirements through the sale of its products; however, the Company is only in the initial stages of the development of its business plan and does not currently fund its operations through its operations. Although management believes the Company can accomplish its business plan, no assurances can be made that this will be achieved or that it will be achieved prior to the depletion of the Company's current cash reserves. Management believes that the Company will require additional financing, through debt or equity, to fund its operations. Management is not currently looking at future funding options. There can be no assurance that its efforts to raise any substantial amount of private capital will be successful.

Intangible Assets

         In May 2003, the Company purchased the rights, title and ownership of the formulation for "Xtreme Delight" ready to drink cocktails. This intangible asset is subject to an annual impairment testing. Since acquisition and since the Company's infusion of capital in May 2004, the Company has evaluated the marketing of and potential for this product. However, the product was never fully launched due to cash flow limitations and operating losses.

         In December 2004, management has been discussing with MLD, the development and marketing of an already established and complete line of ready to drink cocktails to be marketed under the label "Norm's Extreme Delight." Because this brand has already been developed and is part of a complete line of ready to drink cocktails, the Company has entered into an agreement with MLD to jointly own this line of products called Norm's Extreme Delight. The Company and MLD have an oral agreement to jointly market the product. Based on these facts, management conducted a re-evaluation of the fair value of the recorded formulation intangible for "Xtreme Delight" and determined an impairment existed. The intangible was written down to $0 for the quarter ended February 28, 2005 resulting in am impairment expense of $300,000 charged to operations.

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

Revenue Recognition and Accounts Receivable

         The Company follows the criteria of the United States Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

         The Company recognizes revenue upon acceptance of delivery of its product by its customers at agreed prices which is when the title transfers at the shipping point. Based on market conditions, the Company or its suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier-sponsored promotion may be recoverable in whole or in part from the supplier. The Company follows the guidance of Emerging Issues Task Force (EITF) Issue 09-9 "Accounting for Consideration Given by a Vendor to a Customer" and (EITF) Issue 02-16 "Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors." Accordingly, any incentives received such as free promotional products, discounts or rebates are recognized as a reduction of the cost of products.

Promotional products given to customers are recognized as a cost of sales, net of any charge-backs received from vendors. Cash incentives provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales. Shipping and handling fees are recorded as revenues and the related costs are recorded as costs of sales. However, one single exception for Fiscal 2004 was the revenue realized from the Company's three-year agreement with Gerald Kay pursuant to which Mr. Kay was granted the exclusive rights to market and sell Xtreme Delight cocktails in the Country of Honduras in consideration for a fee of $105,000. The Company is amortizing this revenue over the three-year term of the agreement.

         Accounts Receivable result from the sale of the Company's products and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowance as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within sixty days from the invoice date and management reviews the customer accounts on a routine basis to determine if an account should be written off. There was no allowance for bad debt at May 31, 2005 and no bad debt expense during 2005.

         The Company markets its products to a diverse customer base in the United States and in other countries. Credit is extended after a credit review by management, which is based on a customer's ability to perform its obligations. Such reviews are regularly updated. Accounts receivable at May 31, 2005 and May 31, 2004 were $209,579 and $16,525, respectively.

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

         The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                     2005              2004
                                                     ----              ----

Net (loss) income as reported ..............     $  (803,657)     $  (1,134,935)

Deduct: Total stock-based employee
   compensation determined under fair value
   method for stock options, net of tax ....               0                  0
                                                 -----------      -------------

Pro forma loss applicable to common
   stockholders ............................     $  (803,657)     $  (1,134,935)
                                                 ===========      =============

Basic loss per share, as reported ..........     $     (0.02)     $       (0.05)
                                                 ===========      =============

Basic loss per share, pro forma ............     $     (0.02)     $       (0.05)
                                                 ===========      =============

Diluted loss per share, as reported ........     $     (0.02)     $       (0.05)
                                                 ===========      =============

Diluted loss per share, pro forma ..........     $     (0.02)     $       (0.05)
                                                 ===========      =============

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and information required by Item 7 are included in this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective March 8, 2005, the Registrant's Board of Directors dismissed Mahoney Cohen & Company, CPA, P.C. ("Mahoney Cohen") as the Registrant's principal independent registered public accounting firm. The reports of Mahoney Cohen on the consolidated financial statements of the Registrant for the fiscal year ended May 31, 2004, did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, the audit report for the year ended May 31, 2004 contained an explanatory paragraph regarding the substantial doubt about the Registrant's ability to continue as a going concern. During fiscal year 2004 and the subsequent interim period through March 8, 2005, there were no disagreements with Mahoney Cohen regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mahoney, would have caused Mahoney to make reference to the subject matter of the disagreements in connection with its report.

         Effective March 8, 2005, the Registrant engaged Salberg & Company, P.A. as its independent registered public accounting firm for the year ending May 31, 2005. The decision to engage Salberg & Company, P.A. was approved by the Board of Directors of the Company.

The Registrant had not previously consulted Salberg & Company, P.A. regarding any matter, including but not limited to:

      - the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

      - any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

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

         There have been no changes in our internal controls over financial reporting or other factors, which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company and their positions at May 31, 2005 were as follows:

       Name                    Age                    Position
       ----                    ---                    --------

Selvin Passen, M.D.            69            Chairman of the Board

Costas Ataliotis               52            President, Chief Executive Officer
                                             and Director

Mark Weber                     49            Chief Financial Officer, Secretary,
                                             Treasurer and Director

         SELVIN PASSEN, M.D. has served as Chairman of the Board of the Company since May 22, 2004. Dr. Passen is a retired Pathologist who was the Medical Director of Maryland Medical Laboratory, Inc., a subsidiary of Corning, until 1994. Since then Dr. Passen has been involved in real estate development and is the principal holder in Baltimore Marine Center in Baltimore, Maryland, and Lauderdale Marine Center in Fort Lauderdale, Florida. Dr. Passen is the owner of 11% of Maple Leaf Distillers, a major supplier for New World Brands, Inc.

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

         MARK WEBER has served as Chief Financial Officer, Secretary and Treasurer and a Director of the Company since May 2004. In addition, Mr. Weber has served since 1996 and continues to serve as financial advisor and Chief Financial Officer for Dr. Passen's various other ventures. From 1985 to 1996, Mr. Weber was controller of Maryland Medical Laboratory, Inc. prior to the sale to Metpath Laboratory, a division of Corning. He is a Certified Public Accountant with a Bachelor of Administration in Accounting from Towson State University.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth compensation earned, whether paid or deferred, by the Company's former Chief Executive Officer who resigned on April 29, 2004, and its most highly compensated executive officer who earned over $100,000 during the fiscal year (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during fiscal years ended May 31, 2005, 2004 and 2003.

                                               Annual Compensation                Long Term Compensation
                                       -----------------------------------      ---------------------------
                                                                                  No. of
                                                                 Other          Securities         All
        Name and            Fiscal     Salary     Bonus          Annual         Underlying        Other
   Principal Position        Year        $          $         Compensation        Options      Compensation
-----------------------------------------------------------------------------------------------------------
Allen Salzman (1)            2003      115,500      -               -                -               -
Chief Executive Officer      2004      136,800      -               -                -               -
                             2005         -         -               -                -               -

Option/SAR Grants in the Last Fiscal Year

         The following table reflects option grants to our executive officers in the prior fiscal year.

                                 % Total Options/
          # of Securities        SAR's Granted to     Exercise or
        Underlying Options/    Employees in Fiscal        Base        Expiration
Name       SAR's Granted               Year           Price ($/Sh)       Date
--------------------------------------------------------------------------------

None

Aggregate Option Exercises and Fiscal Year-End Option Values

         The following table sets forth certain information relating to the exercise of stock options during the fiscal year ended May 31, 2005 for each of our executive officers and the fiscal year-end value of the unexercised options held by our executive officers.

                                                                                     Value of Unexercised
                                                    # of Unexercised Options         In-the-money Options
                        Shares                         At Fiscal Year End             At Fiscal Year End
                       Acquired        Value       --------------------------     --------------------------
Name                  On Exercise     Realized     Exercisable  Unexercisable     Exercisable  Unexercisable
------------------------------------------------------------------------------------------------------------
Allen Salzman (1)       200,000        20,000           -             -                -             -

_________

(1) Value is calculated on the basis of the difference between the option exercise price and the closing price for the Common Stock at $0.20 as of May 31, 2005 as quoted on the over-the-counter market, multiplied by the number of shares underlying the option.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information as of August 10, 2005 with respect to (i) those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company,
(iii) each executive officer, and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

                                                Common Stock
                                            Beneficially Owned (1)
Name and Beneficial Owner                          Shares                Percent
-------------------------                   ----------------------       -------

Selvin & Sylvia Passen, TBTE
2019 S.W. 20th Street, Suite 109
Fort Lauderdale, FL  33315                      10,950,000 (2)            29.15%

Maple Leaf Distillers, Inc.
251 Saulteaux Crescent
Winnipeg, Manitoba, Canada R3J 3C7               7,000,000 (3)            18.27%

Marvin Ribotsky
901 N.E. 125th Street, Suite 120
North Miami, FL  33161                           2,375,000 (4)             6.00%

Costas Ataliotis
251 Saulteaux Crescent
Winnipeg, Montiba, Canada R3J 3C7                7,250,000 (5)            18.92%

Mark Weber
2019 S.W. 20th Street, Suite 109
Fort Lauderdale, FL  33315                         200,000                 0.54%

All directors and executive officers
As a group (3 persons)                          11,400,000 (6)            47.11%
_________

(1) Based on 36,803,939 shares of Common Stock outstanding as of August 10, 2005. Pursuant to the rules of the SEC, certain shares of Common Stock which a person has the right to acquire within 60 days of August 10, 2005 pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes (i) 750,000 shares of Common Stock subject to currently exercisable warrants, and (ii) 10,200,000 shares of Common Stock.

(3) Includes (i) 1,500,000 shares of Common Stock subject to currently exercisable warrants, and (ii) 5,500,000 shares of Common Stock.

(4) Includes (i) 250,000 shares of Common Stock subject to currently exercisable options, and (ii) 2, 125,000 shares of Common Stock.

(5) Includes (i) 250,000 shares of Common Stock owned directly by Mr. Ataliotis, (ii) 1,500,000 shares of Common Stock issuable pursuant to currently exercisable warrants owned by MLD and (iii) 5,500,000 shares of Common Stock owned by MLD. Mr. Ataliotis is the President and a significant shareholder of MLD and thus deemed to beneficially own the MLD securities.

(6) Includes (i) 2,250,000 shares of Common Stock subject to currently exercisable options and warrants, and (ii) 16,150,000 shares of Common Stock

         The following table provides information, as of May 31, 2005, with respect to all of our compensation plans under which equity securities are authorized for issuance:

                                       Number of Securities
                                        to be Issued Upon        Weighted Average
                                           Exercise of           Exercise Price of      Number of Securities
                                       Outstanding Options,    Outstanding Options,     Remaining Available
         Plan Category                 Warrants, and Rights    Warrants, and Rights     for Future Issuance
----------------------------------     --------------------    --------------------     --------------------
Plans approved by stockholders                   -                      -                        -
Plans not approved by stockholders          3,105,000                 $0.40                   845,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Selvin Passen, Chairman of the Board of the Company, is the owner of 11% of Maple Leaf Distillers, Inc. Costas Ataliotis, Chief Executive Officer of the Company, is the President and beneficial owner of 20.1% of Maple Leaf Distillers, Inc. ("MLD"). MLD is one of the Company's main suppliers and was paid $127,474 for product, freight, marketing, and travel in the year ended May 31, 2005. Moreover, the Company has an agreement with MLD to act as an importer of the MLD line of alcoholic beverages in the United States. Finally, the Company and MLD have entered into a joint venture agreement pursuant to which they will jointly develop and market additional products for importation into the United States.

         The Company leased its office space on a month-to-month basis from a company in which the current Chairman of the Board is a partner. Rent payments to this related party totaled $13,335 for the period ending May 31, 2005. In addition, the Company paid $39,188 for accounting and office services to a company in which the current Chairman of the Board is a partner.

         For the period ended May 31, 2005, the Company paid $3,500 for accounting services and $205 for supplies to a company in which the former Chairman of the Board is a partner.

         In July 2001, a consulting company owned by the daughter-in-law of the former Chairman of the Board, exercised stock options to purchase 800,000 shares of the Company's Common Stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment of the exercise price. For the $56,898 balance, the consulting company issued a three-year, interest-bearing note at prime plus 1% to the Company. In October 2001, the consulting company exercised stock options to purchase 500,000 shares of the Company's common stock. The consulting company offset a $7,414 advance to the Company as a partial payment of the exercise. For the $42,586 balance, the consulting company issued a three-year, interest-bearing note at the prime interest rate to the Company. As of May 31, 2005, the current balance due under the notes with accrued interest was $119,341 and reflected as a component of stockholders' equity. The consulting company has defaulted on its obligations under the notes and the Company has initiated a lawsuit to collect the amounts due.

ITEM 13. EXHIBITS

         The following exhibits are filed as part of this Annual Report on form 10-KSB.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table sets forth, for each of the years indicated, the fees paid to our independent public accountants and the percentage of each of the fees out of the total amount paid to the accountants.

                                             Year Ended May 31,
                           -----------------------------------------------------
                                    2005                          2004
                           ------------------------       ----------------------
Services Rendered           Fees        Percentages        Fees      Percentages
--------------------       -------      -----------       -------    -----------

   Audit (1)               $55,678          100%          $27,640        100%
   Audit-related (2)             -             -                -           -
   Tax (3)                   3,500             -                -           -
   Other                    27,725             -                -           -
                           -------          ----          -------        ----
   Total                   $64,437          100%          $27,640        100%
                           =======          ====          =======        ====
__________

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

Pre-Approval Policies and Procedures

         Our Board of Directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Salberg & Company, P.A. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Board of Directors' approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Board members, but the decision must be presented to the full Board at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NEW WORLD BRANDS, INC.


Date:  August 29, 2005                  By: /s/ Costas Ataliotis
                                            --------------------
                                            Costas Ataliotis,
                                            Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                               DATE

/s/ Selvin Passen, M.D.      Chairman of the Board               August 29, 2005
-----------------------
Selvin Passen, M.D.


/s/ Costas Ataliotis         President, Chief Executive          August 29, 2005
--------------------         Officer and Director
Costas Ataliotis


/s/ Mark Weber               Chief Financial Officer,            August 29, 2005
--------------               Secretary and Treasurer
Mark Weber                   and Director

                   INDEX OF CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Registered Public Accounting Firm..................... F-1

Report of Independent Registered Public Accounting Firm..................... F-2

Consolidated Balance Sheet as of May 31, 2005............................... F-3

Consolidated Statements of Operations for the years ended
May 31, 2005 and 2004....................................................... F-4

Consolidated Statements of Changes in Stockholders' Equity for the
Years ended May 31, 2005 and 2004........................................... F-5

Consolidated Statements of Cash Flows for the years ended
May 31, 2005 and 2004....................................................... F-6

Notes to Consolidated Financial Statements.................................. F-7

             Report of Independent Registered Public Accounting Firm


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of New World Brands, Inc. and Subsidiary for year ended May 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of New World Brands, Inc. and Subsidiary for the year ended May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


                                       Mahoney Cohen & Company, CPA, P.C.


New York, New York
July 27, 2004

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders'of
New World Brands, Inc.


We have audited the accompanying consolidated balance sheet of New World Brands, Inc. and Subsidiary as of May 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended May 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of New World Brands, Inc. and Subsidiary as of May 31, 2005, and the consolidated results of its operations and its cash flows for the year ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has recurring net losses including a net loss in 2005 of $803,657 and has cash used in operations in 2005 of $898,137 . These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to this matter is also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
August 9, 2005

                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                   May 31, 2005
                                                                   ------------
Assets:
-------
Cash ..........................................................    $    325,072
Prepaid expenses ..............................................           1,037
Accounts receivable ...........................................         209,579
                                                                   ------------
Total current assets ..........................................         535,688

Fixed assets, net of accumulated depreciation of $1,374 .......           6,370
Investment in restricted certificate of deposit ...............          25,000
Deposits ......................................................           3,269
                                                                   ------------
Total assets ..................................................    $    570,327
                                                                   ============

Liabilities and stockholders equity:
------------------------------------
Accounts payable ..............................................    $     74,066
Accrued liabilities ...........................................          10,477
Accounts payable - related party ..............................           1,396
Accounts payable - employees ..................................           6,002
Current portion of deferred revenue ...........................          35,000
                                                                   ------------
Total current liabilities .....................................         126,941

Deferred revenue, less current portion ........................          23,333
                                                                   ------------
Total liabilities .............................................         150,274
                                                                   ------------

Commitments and Contingencies - Notes G & I

Preferred Stock - $0.01 par value, 10,000,000 authorized,
   none issued ................................................               -
Common stock - $0.01 par value, 50,000,000 shares
   authorized, 36,603,939 shares issued and outstanding .......         366,040
Common stock issuable - $0.01 par value (200,000 shares) ......           2,000
Additional paid-in-capital ....................................      22,711,757
Note receivable - common stock ................................        (119,341)
Accumulated deficit ...........................................     (22,540,403)
                                                                   ------------
Total stockholders' deficiency ................................         420,053
                                                                   ------------
Total liabilities and stockholders' equity ....................    $    570,327
                                                                   ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended     Year Ended
                                                    May 31, 2005   May 31, 2004
                                                    ------------   ------------
Revenues
  Wine and spirit sales ........................... $    514,699   $    194,390

Cost of goods sold ................................      359,204        156,612
                                                    ------------   ------------

Gross Profit ......................................      155,495         37,778
                                                    ------------   ------------

Operating Expenses
  Selling, general, and administrative ............      824,344        219,912
  Depreciation and amortization ...................        1,374         10,800
  Consulting fees .................................      225,557        753,760
  Stock option repricing adjustment ...............     (346,800)       197,700
  Interest ........................................            -         16,371
  Impairment of intangible assets .................      300,000              -
                                                    ------------   ------------

  Total operating expenses ........................    1,004,475      1,198,543
                                                    ------------   ------------

  Loss from operations ............................     (848,980)    (1,160,765)

Other Income and (Expenses)
  Gain(Loss) on sale of assets ....................       (7,700)             -
  Distribution rights .............................       35,000         11,667
  Interest income .................................       18,023         14,163
                                                    ------------   ------------
  Total Other Income and (Expenses) ...............       45,323         25,830

  Net loss ........................................ $   (803,657)  $ (1,134,935)
                                                    ============   ============

Basic and diluted (loss) per share of common stock: $      (0.02)  $      (0.05)

Weighted average number of common and common
  share equivalents outstanding-basic and diluted:    36,626,405     21,823,672
                                                    ============   ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        YEARS ENDED MAY 31, 2005 AND 2004

                                                                          Common Stock
                                              Common Stock                  Issuable               Additional
                                           Shares       Amount          Shares    Amount         Paid-in-Capital
                                         ----------   ---------         -------   ------         ---------------
BALANCE MAY 31, 2003 .................   17,776,564   $ 177,766               -   $    -          $ 20,384,638

Exercise of stock options ............    1,000,000      10,000               -        -               207,500

Issuance of shares ...................   17,000,000     170,000               -        -             1,530,000

Issuance of shares for services ......    1,800,000      18,000               -        -               722,000

Issuance of stock options for
 services ............................            -           -               -        -               108,378

Repricing of options .................            -           -               -        -               197,700

Return of shares .....................     (980,000)     (9,800)              -        -              (364,200)

Adjustment for pre-split shares ......        7,375          74               -        -                   (74)

Interest income on receivable ........            -           -               -        -                     -

Net loss .............................            -           -               -        -                     -
                                         ----------   ---------         -------   ------          ------------

BALANCE MAY 31, 2004 .................   36,603,939   $ 366,040               -   $    -          $ 22,785,942
                                         ==========   =========         =======   ======          ============

Exercise of stock options ............            -           -         200,000    2,000                18,000

Amortization of stock options for
 services ............................            -           -               -        -                80,865

Repricing of options .................            -           -               -        -              (346,800)

Interest accrual on note receivable ..            -           -               -        -                     -

Acquisition of label rights ..........            -           -               -        -               149,750

Contributed services .................            -           -               -        -                24,000

Net loss .............................            -           -               -        -                     -
                                         ----------   ---------         -------   ------          ------------

BALANCE MAY 31, 2005 .................   36,603,939   $ 366,040         200,000   $2,000          $ 22,711,757
                                         ==========   =========         =======   ======          ============
                                                                                                   (continued)
                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      F-5A

                                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        YEARS ENDED MAY 31, 2005 AND 2004
                                                   (continued)
                                                                                                       Total
                                           Notes      Subscriptions    Prepaid     Accumulated     Stockholders'
                                         Receivable    Receivable     Consulting     Deficit          Equity
                                         ----------   -------------   ----------   ------------    -------------
BALANCE MAY 31, 2003 .................   $  (99,484)    $ (54,000)    $       -    $(20,601,811)   $   (192,891)

Exercise of stock options ............            -             -             -               -         217,500

Issuance of shares ...................            -             -             -               -       1,700,000

Issuance of shares for services ......            -             -      (320,000)              -         420,000

Issuance of stock options for
 services ............................            -             -             -               -         108,378

Repricing of options .................            -             -             -               -         197,700

Return of shares .....................            -        54,000       320,000               -               -

Adjustment for pre-split shares ......            -             -             -               -               -

Interest income on receivable ........      (13,882)            -             -               -         (13,882)

Net loss .............................            -             -             -      (1,134,935)     (1,134,935)
                                         ----------     ---------     ---------    ------------    ------------

BALANCE MAY 31, 2004 .................   $ (113,366)    $       -     $       -    $(21,736,746)   $  1,301,870
                                         ==========     =========     =========    ============    ============

Exercise of stock options ............            -             -             -               -          20,000

Amortization of stock options for
 services ............................            -             -             -               -          80,865

Repricing of options .................            -             -             -               -        (346,800)

Interest accrual on note receivable ..       (5,975)            -             -               -          (5,975)

Acquisition of label rights ..........            -             -             -               -         149,750

Contributed services .................            -             -             -               -          24,000

Net loss .............................            -             -             -       (803,657)        (779,657)
                                         ----------     ---------     ---------    ------------    ------------

BALANCE MAY 31, 2005 .................   $ (119,341)    $       -     $       -    $(22,540,403)   $    420,053
                                         ==========     =========     =========    ============    ============

                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      F-5B

                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended    Year Ended
                                                      May 31, 2005  May 31, 2004
                                                      ------------  ------------
Cash flow from operating activities:
  Net (loss) .......................................  $  (803,657)  $(1,134,935)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Acquisition of label rights ....................      149,750             -
    Depreciation and amortization ..................        1,374        10,800
    Common stock and stock options issued for
     services ......................................       80,865       528,378
    Repricing of options ...........................     (346,800)      197,700
    Impairment of intangible assets ................      300,000             -
    Loss on disposal of fixed assets ...............        7,700             -
    Contributed services ...........................       24,000             -
    Changes in operating assets and liabilities:
      Accounts receivable ..........................     (193,054)       37,353
      Prepaid expenses .............................        7,468        (8,505)
      Inventory ....................................        9,075        (9,075)
      Deposits .....................................            -        (3,269)
      Accrued interest on note receivable ..........       (5,975)      (13,882)
      Accounts payable .............................     (111,758)      (61,117)
      Accrued liabilities ..........................       10,477             -
      Accounts payable - related party .............        1,396             -
      Accounts payable - employees .................        6,002             -
      Deferred revenue .............................      (35,000)       93,333
                                                      -----------   -----------
    Net cash used in operating activities ..........     (898,137)     (363,219)
                                                      -----------   -----------

Cash flows from investing activities:
  Purchase of fixed assets .........................       (7,744)            -
  Investment in restricted certificate of deposit ..      (25,000)            -
  Proceeds from sale of fixed assets ...............       22,000             -
                                                      -----------   -----------
    Net cash used in investing activities ..........      (10,744)            -

Cash flows from financing activities:
  Net borrowings (repayments) to stockholder .......            -      (167,888)
  Net proceeds from issuance of common stock .......       20,000     1,917,500
  Net borrowings (repayments) - bank ...............            -      (185,814)
                                                      -----------   -----------
    Net cash provided by financing activities ......       20,000     1,563,798
                                                      -----------   -----------

      Net change in cash ...........................     (888,881)    1,200,579
                                                      -----------   -----------

Cash at beginning of year ..........................    1,213,953        13,374
                                                      -----------   -----------

Cash at end of year ................................  $   325,072   $ 1,213,953
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
  Interest paid ....................................  $         -   $    12,621
  Taxes paid .......................................  $         -   $         -
                                                      ===========   ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BACKGROUND OF THE COMPANY

         New World Brands, Inc., a Delaware corporation, and its subsidiary (the "Company", "we", "us", "our") import wine and spirits for distribution in the United States. The Company holds the exclusive rights to import the wines of Vinicola L.A. Cetto, S.A. de C.V. ("L.A. Cetto") in the United States. The Company has established arrangements for distribution of its products with major wine and spirit wholesale distributors from New York to California. Also, the Company has gone to market in the summer of 2005 with a new line of ready to drink cocktails.

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

         On May 19, 2004, the Company received an equity infusion $1,700,000. The investment group making the investment was led by Dr. Selvin Passen, M.D., a prominent businessman based in Maryland and Florida and Chairman of Board and principal executive officer of the Company. $500,000 (5,000,000 common stock shares) of the equity investment was made by Maple Leaf Distillers, Inc. (See Note F)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of New World Brands, Inc. and Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2005 include the allowance for doubtful accounts receivable, valuation of stock based fees paid and repricing of options and valuation of deferred tax asset.

Cash and Cash Equivalents
-------------------------

         The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk for Cash Deposits
----------------------------------------------

         The Company maintains its cash in bank deposit and financial institution deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through May 31, 2005.

Accounts Receivable
-------------------

         Accounts Receivable result from the sale of the Company's products and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowance as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within sixty days from the invoice date and management reviews the customer accounts on a routine basis to determine if an account should be written off. There was no allowance for bad debt at May 31, 2005 and no bad debt expense during 2005.

Fixed Assets
------------

         The fixed assets at May 31, 2005 consists solely of office equipment which is stated at cost and being depreciated over 5 years utilizing the straight-line method. Costs for repairs and maintenance are expensed as incurred.

         Depreciation expense for the years ending May 31, 2005 and 2004 amounted to $1,374 and $10,800, respectively.

Stock Based Compensation
------------------------

         Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. The financial accounting standards of SFAS No. 123 permits companies to either continue accounting for stock-based compensation under APB 25 or use the fair value method under SFAS 123. The disclosure requirements of SFAS No. 123 and SFAS 148 require companies that elect not to record the fair value in the statement of operations to provide pro forma disclosures of net income and earnings per share in the notes to the financial statements as if the fair value of stock-based compensation had been recorded.

         The Company follows Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its stock-based compensation plan. The Company utilized the Black-Scholes option-pricing model to quantify the expense of options issued to non-employees and the pro forma effects on net income and net income per share for the value of the options granted to employees during the fiscal years ended May 31, 2005 and 2004.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended May 31, 2003. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the years ended May 31, 2005 and 2004:

                                                      2005             2004
                                                      ----             ----

Net loss as reported .........................    $  (803,657)    $  (1,134,935)
Deduct:  Total stock-based employee
         compensation determined
         under fair value method for
         stock options, net of tax ...........              -                 -
Pro forma loss applicable
  to common stockholders .....................       (803,657)       (1,134,935)
                                                  ===========     =============
Basic loss per share, as reported ............          (0.02)            (0.05)
                                                  ===========     =============
Basic loss per share, pro forma ..............          (0.02)            (0.05)
                                                  ===========     =============
Diluted loss per share, as reported ..........          (0.02)            (0.05)
                                                  ===========     =============
Diluted loss per share, pro forma ............    $     (0.02)    $       (0.05)
                                                  ===========     =============

Revenue Recognition
-------------------

         The Company follows the criteria of the United States Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

         The Company recognizes revenue upon acceptance of delivery of its product by its customers at agreed prices which is when the title transfers at the shipping point. Based on market conditions, the Company or its suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier-sponsored promotion may be recoverable in whole or in part from the supplier. The Company follows the guidance of

Emerging Issues Task Force (EITF) Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer" and (EITF) Issue 02-16 "Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors." Accordingly, any incentives received such as free promotional products, discounts or rebates are recognized as a reduction of the cost of products. Promotional products given to customers are recognized as a cost of sales, net of any charge-backs received from vendors. Cash incentives provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales. Shipping and handling fees are recorded as revenues and the related costs are recorded as costs of sales. However, one single exception for Fiscal 2004 was the revenue realized from the Company's three-year agreement with Gerald Kay pursuant to which Mr. Kay was granted the exclusive rights to market and sell Xtreme Delight cocktails in the Country of Honduras in consideration for a fee of $105,000. The Company is amortizing this revenue over the three-year term of the agreement.

Impairment of Long-Lived Assets
-------------------------------

         The Company evaluates its long-lived assets and intangible assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Income Taxes
------------

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

Earnings (Loss) Per Share
-------------------------

         Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted earnings
(loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

                                                   Year Ended       Year Ended
                                                  May 31, 2005     May 31, 2004
                                                  ------------     ------------
Numerator:
   Net Loss - Basic ..........................    $   (803,657)    $ (1,134,935)
                                                  ============     ============
   Net Loss - Diluted ........................    $   (803,657)    $ (1,134,935)
                                                  ============     ============
Denominator
   Denominator for basic loss per share
   Weighted average shares ...................      36,626,405       21,823,672
                                                  ------------     ------------

Effect of dilutive securities
   Stock options .............................               -                -
                                                  ------------     ------------

   Denominator for diluted loss per share ....      36,626,405       21,823,672
                                                  ------------     ------------
   Loss per share
      Basic: .................................    $      (0.02)    $      (0.05)
                                                  ============     ============
      Diluted: ...............................    $      (0.02)    $      (0.05)
                                                  ============     ============

         At May 31, 2005 and 2004, approximately 3,105,000 and 4,155,000 potential common shares, respectively, are excluded from the determination of diluted loss per share, as the effect of such shares is non-dilutive. There are 3,105,000 common stock equivalents in the form of options to purchase common stock outstanding at year end which may dilute future earnings per share.

Financial Instruments
---------------------

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

Recent Accounting Pronouncements
--------------------------------

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

         In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("FAS 123R"). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted FAS 123R effective with the year beginning June 1, 2005. With the adoption of this new statement, the Company will recognize substantially more compensation expense than would have been recorded under APB 25.

         In December 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of "so abnormal" that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations or cash flows.

         In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

         In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 in 2007. The Company's results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

Reclassification
----------------

         Certain May 31, 2004 amounts have been reclassified to conform to the May 31, 2005 presentation.

NOTE C - LIQUIDITY AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recurring net losses including a net loss in 2005 of $803,657 and has cash used in operations in 2005 of $898,137. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

NOTE D - STOCKHOLDERS' EQUITY

Common Stock
------------

         In April 2005 the Company issued 200,000 common shares upon the exercise of options for $20,000.

Consulting Agreements and Option Grants
---------------------------------------

         In May 2004, 17,000,000 shares of the Company's common stock, along with Warrants to purchase an additional 2,250,000 shares of the Company's common stock at an exercise price of $0.50 per share with a term of 5 years were sold to several new investors in consideration for $1,700,000 in the aggregate. The Company has allocated $1,700,000 to the shares of common stock and $0 to the warrants.

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

         For the twelve months ended May 31, 2004, the Company has issued 75,000 options to purchase the Company's common stock in exchange for services. The consultants performed services related to product promotion, general business, financing, and public/investor relations. These options were cancelled and replaced in the twelve months ended May 31, 2005.

         The Company recorded an amortization expense of approximately $108,000 relating to options to purchase 1,500,000 shares issued with lives and exercise prices ranging from 3 to 27 months and $0.14 and $0.40 per share, respectively. Expense is recorded ratably over the term of each agreement.

         In November 2004, the Company granted 325,000 options to purchase the Company's common stock at an exercise price of $0.10 per share which expires on June 30, 2005 pursuant to an amended service agreement. The options were valued at $68,574 (based on a Black-Scholes valuation using zero dividends and 68% volatility, interest rate of 2.427% and a term of 190 days) and expensed immediately since they were for services previously rendered. The consultant performed services related to product promotion, general business, financing, and public/investor relations.

         Under an agreement dated March 23, 2005 the Company acquired certain intellectual property ownership rights for various product brands from Maple Leaf Distillers, Inc., a related party. As payment for such rights the Company's Chairman and principal stockholder transferred 750,000 common stock options held by him to Maple Leaf Distillers, Inc. The options were valued at $149,750 using a Black-Scholes option pricing method, using the following assumptions: 292% volatility, 4.3% interest rate, zero dividends and 4.156 years. The Company charged operations $149,750, included in General and Administration expenses which amount was treated as contributed capital.

         For the twelve months ended May 31, 2005, the Company recorded an amortization expense of $12,291 relating to options to purchase 500,000 shares issued with lives and exercise prices ranging from 3 to 27 months and $0.10 and $0.40 per share, respectively. Expense is recorded ratably over the term of each agreement.

         During 2005 variable options were repriced resulting in a credit to expense of $346,800 (see discussion below)

Stock Option Plans
------------------

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

         For the years ended May 31, 2005 and 2004, a summary of the status of stock options was as follows:

                                         2005                     2004
                                ---------------------    ---------------------
                                             Weighted                 Weighted
                                              Average                  Average
                                 Number of   Exercise     Number of   Exercise
                                  Shares      Price        Shares      Price
                                ----------   --------    ----------   --------

Outstanding-beginning of year .  4,155,000    $ 0.38      2,880,000    $ 0.25
Granted .......................    325,000    $ 0.10      2,325,000    $ 0.49
Exercised .....................   (200,000)   $ 0.10     (1,000,000)   $ 0.19
Expired .......................   (400,000)   $ 0.48        (50,000)   $ 0.25
Cancelled .....................   (775,000)   $ 0.10             --        --
                                 ---------    ------     ----------    ------
Outstanding and exercisable-
 end of year ..................  3,105,000    $ 0.40      4,155,000    $ 0.38
                                 =========    ======     ==========    ======

         The following table summarizes option data as of May 31, 2005:

                                      Weighted
                                       Average       Weighted
                                      Remaining      Average
   Range of             Number       Contractual     Exercise        Number
Exercise Price       Outstanding        Life          Price       Exercisable
--------------       -----------     -----------     --------     -----------

 $0 to $0.99          3,105,000          3.23         $0.40        3,105,000
 $1 to $1.99                  0             0             0                0
 $2 to $3.50                  0             0             0                0
                      ---------                                    ---------
                      3,105,000                                    3,105,000
                      =========                                    =========

         Under FASB Interpretation No, 44, Accounting for Certain Transactions Including Stock Compensation (An interpretation of APB No.25), the Company's repriced options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Repriced options covering a total of 680,000 shares of the Company's common stock were fully vested on issuance and are exercisable at $0.10 per share at May 31, 2005. On May 31, 2005, the closing price of the Company's common stock was $0.20 per share. The decrease in market price from the end of the prior year resulted in an expense adjustment of $(346,800) for the year ended May 31, 2005, adjusting the previously recorded compensation adjustment for the year ended May 31, 2004. As long as the repriced options remain outstanding, the compensation adjustment remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

         The following assumptions were made in estimating fair value:

                                             2003
                                             ----

         Risk-free interest rate             3%
         Expected volatility                 140-180%
         Expected option life                1-10 years

NOTE E - INCOME TAXES

The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended May 31, 2005, (computed by applying the Federal Corporate tax rate of 35% and State tax rate of 5% to loss before taxes), as follows:

                                                                2005
                                                                ----
Computed "expected" tax expense (benefit) ................  $ (319,213)
Stock option repricing ...................................    (138,720)
Contributed services .....................................       9,600
Change in valuation allowance ............................    (448,333)
                                                            ----------
                                                            $        -
                                                            ==========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at May 31, 2005 are as follows:

Deferred tax assets:
Net operating loss carryforward ..........................  $ 4,158,905
Adjustment to tax basis (cash) ...........................      (26,681)
Impairment loss ..........................................      120,000
                                                            -----------
Total gross deferred tax assets ..........................    4,252,224
Less valuation allowance .................................   (4,252,224)
                                                            -----------
Net deferred tax assets ..................................  $         -
                                                            ===========

         For the year ended May 31, 2005, the Company had no current tax expense and a deferred tax benefit of approximately $448,333. The deferred tax benefit of $448,333 was offset by an increase to the valuation allowance for the same amount, resulting in no income tax expense.

         At May 31, 2005, the Company had a deferred tax asset of approximately $4,252,224, which had a full valuation allowance taken against it.

         The Company has a net operating loss carryforward of approximately $10,397,263 at May 31, 2005, which can be used to offset future taxable income through 2025.

         The Company believes there is a limitation on the usage of the above Federal net operating losses under Internal Revenue Code Section 382.

NOTE F - RELATED PARTY TRANSACTIONS

         The Chairman of the Board and Chief Executive Officer of the Company are 11% and 20.1% owners of Maple Leaf Distillers respectively, a supplier for New World Brands, Inc. The Chief Executive Officer of the Company is also the President and Chief Executive Officer of Maple Leaf and the Chairman of the Board of the Company was a Board Director of Maple Leaf until July 2005. The Company's Chief Financial Officer provides consulting services to Maple Leaf as well. Purchases of supplies from Maple Leaf Distillers included in cost of goods sold approximated $104,000 for the year end May 31, 2005. Maple Leaf Distillers also owns 5,500,000 shares of common stock of the Company which approximates 15% of the total shares outstanding at May 31, 2005 and is therefore a principal shareholder of the Company as of May 31, 2005.

         Under an agreement dated March 23, 2005 the Company acquired certain intellectual property ownership rights for various product brands from Maple Leaf Distillers, Inc., a related party. As payment for such rights the Company's Chairman and principal stockholder transferred 750,000 common stock options held by him to Maple Leaf Distillers, Inc. The options were valued at $149,750 using a Black-Scholes option pricing method, using the following assumptions: 292% volatility, 4.3% interest rate, zero dividends and expected term of 4.15 years. The Company charged operations $149,750, included in General and Administration expenses which amount was treated as contributed capital.

         The Company paid Maple Leaf Distillers, Inc. advertising and other promotional expenses of approximately $23,000 in 2005 which is included in General and Administration expenses.

         The Company leased its office space on a month-to-month basis from a company in which the current Chairman of the Board is a partner. Rent payments totaled $17,045 for the year ending May 31, 2005 of which $13,353 was to the related party. In addition, the Company paid $39,188 in 2005 for accounting and office services to a company in which the current Chairman of the Board is a partner. The Company owed this related party $1,396 as of May 31, 2005.

         For the year ended May 31, 2005, the Company paid $3,705 for accounting services and supplies to a company that the former Chairman of the Board is a partner.

         In July 2001, a consulting company owned by the daughter in law of the former Chairman of the Board, exercised stock options to purchase 800,000 shares of the Company's Common Stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment and the Company issued a three-year, interest-bearing note at prime plus 1% for the remaining amount of $56,898. In October 2001, the consulting company exercised stock options to purchase 500,000 shares of the Company's common stock. The consulting company offset a $7,414 advance to the Company as a partial payment and issued to the Company a three-year, interest-bearing note at the prime interest rate for the remaining $42,586. The current balance as of May 31, 2005 with accrued interest $119,341 and reflected as a component of Stockholders' Equity. The consulting company has defaulted on its obligation under the note and the Company has initiated a lawsuit to collect the amount due. The Company continues to accrue interest as it believes the amount will ultimately be collected.

         The Company estimated the value of services contributed by the Company's Chief Executive Officer as $24,000. This amount is reflected as compensation expense and contributed services, a component of Stockholders' Equity during fiscal 2005.

NOTE G - VENDOR CONCENTRATIONS

         The Company is dependent on a relatively small number of vendors as suppliers. As a result, the loss of one or more of the Company's vendors could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's primary vendors are located outside of the United States. As of May 31, 2005 the vendors were in Canada, Mexico and Australia.

         The Company has an exclusive distributorship agreement with a Mexican company, which maintains a vineyard and produces various types of wines and other related wine mixes. The Company has approval from the Federal Agency (Bureau of Alcohol, Tobacco, Firearms [BATF]) for the importation of wines into the United States from Mexico and includes provisions for minimum annual quantity commitments. The agreement expires August 30, 2006 with a three-year renewal option, if agreeable by both parties. The penalty for not meeting minimum commitment is loss of exclusive distributorship.

NOTE H - CONCENTRATIONS OF REVENUE AND ACCOUNTS RECEIVABLE

         The Company is dependent on a relatively small number of distributors as customers. As a result, the loss of one or more of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

         Sales for May 31, 2005 is made up of 36% Wine, 62% Tequila, 2% Ready to Drink Cocktails and Spirits.

         Sales to three major customers totaled 70% of our total net sales, made up of $150,524 (29%), $149,475 (29%) and $62,894 (12%) in 2005.

         Sales to three major customers totaled 90% of our total net sales, made up of $86,980 (49%), $46,049 (24%) and $33,512 (17%) in 2004

         Accounts Receivable at May 31, 2005 for three major customers totaled 91% of total Accounts Receivable made up of $42,560 (20%), $110,399 (53%) and $38,272 (18%).

NOTE I - CONTINGENCIES

         The Company from time to time may be party to various litigation, claims or assessments. Management believes that the ultimate outcome of these matters will not have a material affect on the Company's financial position or results of operations.

         The Company is a defendant with a former employee of the Company whereby the former employee is seeking damages for unpaid salary of $1,000 a week from September 15, 1998 to October 17, 2001 and for 20,000 shares of the Company's stock in which he alleges he tendered a check to the Company in the amount of $2,000. In August 2005, the Company prevailed and the court ordered the plaintiff to pay the Company $4,673 in attorney's fees and costs.

         The manufacturing, importation, distribution and sale of alcohol-based beverages is subject to regulation by the federal government through the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms ("BATF"), as well as by state and local regulatory agencies. Suppliers, distributors and retailers must be properly licensed in order to sell alcohol-based beverages. Any changes in laws or regulations or violations thereof could adversely affect the Company's operations.

NOTE J - INTANGIBLE ASSETS

         In May 2003, the Company purchased the rights, title and ownership of the formulation for "Xtreme Delight" ready to drink cocktails. This intangible asset is subject to an annual impairment testing. Since acquisition and since the Company's infusion of capital in May 2004, the Company has evaluated the marketing of and potential for this product. However, the product was never fully launched due to cash flow limitations and operating losses.

         In December 2004, management has been discussing with MLD, the development and marketing of an already established and complete line of ready to drink cocktails to be marketed under the label "Norm's Extreme Delight." Because this brand has already been developed and is part of a complete line of ready to drink cocktails, the Company has entered into an agreement with MLD to jointly own this line of products called Norm's Extreme Delight. The Company and MLD have an oral agreement to jointly market the product. Based on these facts, management conducted a re-evaluation of the fair value of the recorded formulation intangible for "Xtreme Delight" and determined an impairment existed. The intangible was written down to $0 for the quarter ended February 28, 2005 resulting in an impairment expense of $300,000 charged to operations.

NOTE K - CERTIFICATE OF BANK DEPOSIT AND LETTER OF CREDIT

         The Company owns a $25,000 Certificate of Deposit which matures in January 2006 and collateralizes a $25,000 Standby Letter of Credit which expires in December 2005. As of May 31, 2005 the Letter of Credit has not been used. This Certificate of Deposit is reflected on the accompanying consolidated Balance Sheet as a non-current restricted asset.

NOTE L - SUBSEQUENT EVENTS

         Subsequent to May 31, 2005, the Chairman of the Board acquired another 11% of Maple Leaf Distillers, Inc. He now owns 22% of that company.