Form 10QSB
period 2005-08-31
NEW WORLD BRANDS INC
filed 2005-10-12
CIK 799426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended August 31, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of shares of common stock outstanding as of September 27, 2005:
36,803,939

Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         as of  August 31, 2005(Unaudited) and May 31, 2005 ................   1

         Condensed Consolidated Statements of Operations for the three
         months ended August 31, 2005(Unaudited) and 2004 (Unaudited).......   2

         Condensed Consolidated Statements of Cash Flows for the three
         months ended August 31, 2005(Unaudited) and 2004 (Unaudited).......   3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...   4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   7

Item 3.  Controls and Procedures............................................  10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  11

Item 2.  Unrestricted Sales of Equity Securities and Use of Proceeds........  11

Item 3.  Defaults Upon Senior Securities....................................  11

Item 4.  Submission of Matters to a Vote of Security Holders................  11

Item 5.  Other Information..................................................  11

Item 6.  Exhibits...........................................................  11

SIGNATURES..................................................................  12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      New World Brands, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                     August 31,       May 31,
                                                        2005           2005
                                                    ------------   ------------
                                                     (UNAUDITED)
Assets:
-------
Cash .............................................  $    119,509   $    325,072
Prepaid expenses .................................        23,278          1,037
Accounts receivable ..............................       237,119        209,579
Inventory ........................................        75,424              -
                                                    ------------   ------------
Total current assets .............................       455,330        535,688

Fixed assets, net of accumulated depreciation of
  $1,761 and $1,374 as of August 31, 2005 and
  May 31, 2005, respectively .....................         5,983          6,370
Investment in restricted certificate of deposit ..        25,000         25,000
Deposits .........................................         3,269          3,269
                                                    ------------   ------------
Total assets .....................................  $    489,582   $    570,327
                                                    ============   ============

Liabilities and stockholders equity:
------------------------------------
Accounts payable .................................  $     72,672   $     74,066
Accrued liabilities ..............................         8,447         10,477
Accounts payable - related party .................        88,889          1,396
Accounts payable - employees .....................         5,704          6,002
Current portion of deferred revenue ..............        35,000         35,000
                                                    ------------   ------------
Total current liabilities ........................       210,712        126,941

Deferred revenue, less current portion ...........        14,583         23,333
                                                    ------------   ------------
Total liabilities ................................       225,295        150,274
                                                    ------------   ------------

Preferred Stock - $0.01 par value, 10,000,000
  authorized, none issued ........................             -              -
Common stock - $0.01 par value, 50,000,000 shares
  authorized, 36,803,939 and 36,603,939 shares
  issued and outstanding as of August 31, 2005 and
  May 31, 2005, respectively .....................       368,040        366,040
Common stock issuable - $0.01 par value (200,000)              -          2,000
Additional paid in capital .......................    22,712,957     22,711,757
Note receivable - common stock ...................      (121,047)      (119,341)
Accumulated deficit ..............................   (22,695,663)   (22,540,403)
                                                    ------------   ------------
Total stockholders' equity .......................       264,287        420,053
                                                    ------------   ------------
Total liabilities and stockholders' equity .......  $    489,582   $    570,327
                                                    ============   ============

 Notes to Financial Statements are an integral part of the Financial Statements.

                      New World Brands, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (UNAUDITED)

                                         Three Months Ended   Three Months Ended
                                           August 31, 2005      August 31, 2004
                                         ------------------   ------------------

Revenues
   Wine and spirit sales ................   $    377,269         $     38,540

Cost of goods sold ......................        302,102               26,892
                                            ------------         ------------

Gross Profit ............................         75,167               11,648
                                            ------------         ------------

Operating Expenses
   Selling, general, and administrative .        246,541              186,871
   Depreciation and amortization ........            387                  212
   Stock option repricing adjustment ....         (4,800)            (289,982)
                                            ------------         ------------
   Total operating expenses .............        242,128             (102,899)

   Loss (profit) from operations ........        166,961             (114,547)

Other Income (Expenses)
   Gain (Loss) on sale of assets ........              -               (7,700)
   Distribution rights ..................          8,750                8,750
   Interest income ......................          2,951                5,126
                                            ------------         ------------
   Total Other Income (Expenses) ........         11,701                6,176

   Net Income (loss) ....................   $   (155,260)        $    120,723
                                            ============         ============

Basic and diluted Income (loss) per
   share of common stock: ...............   $      (0.00)        $       0.00

Weighted average number of
   shares outstanding-common stock: .....     36,803,939           36,603,939
                                            ============         ============


Weighted average number of shares
  outstanding-diluted ...................     36,803,939           38,273,965
                                            ============         ============

 Notes to Financial Statements are an integral part of the Financial Statements.

                            New World Brands, Inc. and Subsidiary
                       Condensed Consolidated Statements of Cash Flows
                     For the Three Months Ended August 31, 2005 and 2004
                                         (UNAUDITED)
                                                      Three Months Ended  Three Months Ended
                                                        August 31, 2005     August 31, 2004
                                                      ------------------  ------------------
Cash flow from operating activities:
  Net income (loss) ..................................   $  (155,260)        $   120,723
  Adjustments to reconcile net Income(loss) to net
   cash used (provided) in operating activities:
    Depreciation and amortization ....................           387                 212
    Common stock and stock options issued for services             -               9,218
    Repricing of options .............................        (4,800)           (299,200)
    Loss on disposal of fixed assets .................             -               7,700
    Contributed services .............................         6,000                   -
    Changes in operating assets and liabilities:
      Accounts receivable ............................       (27,540)             (5,402)
      Prepaid expenses ...............................       (22,241)            (10,594)
      Inventory ......................................       (75,424)              1,450
      Accrued interest on note receivable ............        (1,706)             (1,626)
      Accounts payable ...............................        (1,394)           (131,314)
      Accrued liabilities ............................        (2,030)                  -
      Accounts payable - related party ...............        87,493                   -
      Accounts payable - employees ...................          (298)                  -
      Deferred revenue ...............................        (8,750)             (8,750)
                                                         -----------         -----------
    Net cash used in operating activities ............      (205,563)           (317,583)
                                                         -----------         -----------

Cash flows from investing activities:
  Purchase of fixed assets ...........................             -              (7,744)
  Proceeds from sale of fixed assets .................             -              22,000
                                                         -----------         -----------
    Net cash provided by investing activities ........             -              14,256

Cash flows from financing activities:
  None ...............................................             -                   -
                                                         -----------         -----------
    Net cash provided by financing activities ........             -                   -
                                                         -----------         -----------

      Net change in cash .............................      (205,563)           (303,327)
                                                         -----------         -----------

Cash at beginning of period ..........................       325,072           1,213,953
                                                         -----------         -----------

Cash at end of period ................................   $   119,509         $   910,626
                                                         ===========         ===========

Supplemental disclosure of cash flow information:
  Interest paid ......................................   $         -         $         -
                                                         ===========         ===========
  Taxes paid .........................................   $         -         $         -
                                                         ===========         ===========

       Notes to Financial Statements are an integral part of the Financial Statements.

                                              3

                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The Condensed Consolidated Balance Sheet as of August 31, 2005, the Condensed Consolidated Statements of Operations for the three months ended August 31, 2005 and 2004 and Condensed Consolidated Statement of Cash Flows for the three months ended August 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of New World Brands, Inc. and Subsidiary as of August 31, 2005, the results of its operations for the three months ended August 31, 2005 and 2004 and its cash flows for the three months ended August 31, 2005 and 2004. The results of operations for the three month period ended August 31, 2005 are not necessarily indicative of the results of operations for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended May 31, 2005 included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

         The accounting policies followed by the Company are set forth in the notes to the Company's condensed consolidated financial statements as set forth in its Annual Report on Form 10-KSB as filed with the SEC.

         The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company incurred ongoing substantial losses and its operating activities used cash in 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

         In preparing financial statements in conformity with GAAP , management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts receivable, valuation of stock based fees paid and repricing of options and valuation of deferred tax asset.

                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Inventory

         Inventory is comprised of finished goods stated at cost, determined on the first-in, first-out basis.

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

NOTE C - COMMON STOCK

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

         The Company follows the principles of FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" hereby upon the modification of a fixed stock option or award that variable accounting will apply to those options or awards. As a result of following variable accounting the Company recognized a reduction of previously recognized expenses of $4,800 and $289,982 for the three months ended August 31, 2005 and 2004, respectively.

                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - RELATED PARTY TRANSACTIONS

         The Chairman of the Board and Chief Executive Officer of the Company own 22% and 20.1%, respectively, of Maple Leaf Distillers, a supplier for the Company. Costas Ataliotis, the Chief Executive Officer of the Company, is also the President and Chief Executive Officer of Maple Leaf. Selvin Passen, the Chairman of the Board of the Company, was a Board Director of Maple Leaf until July 2005. Mark Weber, the Company's Chief Financial Officer, provides consulting services to Maple Leaf as well. Purchases of supplies from Maple Leaf Distillers included in cost of goods sold approximated $175,018 for the three months ended August 31, 2005. Maple Leaf Distillers also owns 5,500,000 shares of common stock of the Company and warrants to purchase 1,500,000 additional shares, which represent approximately 15% of the total shares outstanding at August 31, 2005. Maple Leaf Distillers is therefore a principal shareholder of the Company as of August 31, 2005.

         The Company paid Maple Leaf Distillers, Inc. advertising and other reimbursable expenses of approximately $17,974 for three months ended August 31, 2005 which is included in general and administration expenses. The Company owed this related party $85,239 as of August 31, 2005 which is included in "Accounts Payable-Related Party".

         The Company leased its office space on a month-to-month basis from a company in which the current Chairman of the Board is a partner. Rent payments totaled $5,158 for the three months ended August 31, 2005. In addition, the Company paid $6,000 for accounting and $3,769 for office services to a company in which the current Chairman of the Board is a partner. The Company owed this related party $630 as of August 31, 2005.

         In July 2001, a consulting company owned by the daughter in law of the former Chairman of the Board, exercised stock options to purchase 800,000 shares of the Company's Common Stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment and the Company issued a three-year, interest-bearing note at prime plus 1% for the remaining amount of $56,898. In October 2001, the consulting company exercised stock options to purchase 500,000 shares of the Company's common stock. The consulting company offset a $7,414 advance to the Company as a partial payment and issued to the Company a three-year, interest-bearing note at the prime interest rate for the remaining $42,586. The current balance as of August 31, 2005 with accrued interest $121,047 and reflected as a component of Stockholders' Equity. The consulting company has defaulted on its obligation under the note and the Company has initiated a lawsuit to collect the amount due. The Company continues to accrue interest as it believes the amount will ultimately be collected.

         The Company estimated the value of services contributed by the Company's Chief Executive Officer as $24,000 for the fiscal year ending May 31, 2006 ("Fiscal 2006"), therefore, $6,000 is reflected as compensation expense and contributed services, a component of Stockholders' Equity for the three months ended August 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial operations and financial conditions. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

         Revenue increased from $38,540 to $377,269 for the three months ended August 31, 2005 compared to the three months ended August 31, 2004. The increase in sales is due to several factors. The Company hired two additional sales people who are focused both on our existing customers and opening new markets.

         Total expenses increased to $544,230 for the three months ended August 31, 2005 from a $76,007 negative expense for the three months ended August 31, 2004. Cost of sales increased to $302,102 in the three months ended August 2005 from $26,892 in the three months ended August 31, 2004 due to higher sales. Selling, general, and administrative expenses increased to $246,541 for the three months ended August 31, 2005 from $186,871 for the three months ended August 31, 2004 due to putting our administrative, marketing and sales force in place. Management expects that the cost of sales will increase in Fiscal 2006 as management continues to improve sales.

         Stock option repricing adjustment decreased to $(4,800) for the three months ended August 31, 2005 from $(289,982) for the three months ended August 31, 2004. The Company will continue to incur stock option repricing adjustment until the stock options that are subject to variable accounting expire or are exercised.

         The above factors contributed to a net loss of $155,260 or $0.00 per share for the three months ended August 2005 as compared to a net profit of $120,723 or $0.00 per share for the three months ended August 2004.

Liquidity and Capital Resources

         The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has recurring net losses including a net loss in the first quarter of Fiscal 2006 of $155,600 and has cash used in operations in the first quarter of Fiscal 2006 of $205,563. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

         The Company had positive working capital of $244,618 as of August 31, 2005 as a result of investments made by thirteen outside investors. However, the Company incurred substantial losses in Fiscal 2005 and in Fiscal 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Net cash used in operating activities decreased to $205,563 for the three months ended August 31, 2005 from $317,583 for the three months ended August 31, 2004. The decrease is primarily due to accounts payable. There was an increase of accounts payable and accrued expenses for the three months ended August 31, 2005 of $83,774 versus a pay down of $(131,314) for the three months ended August 31, 2004.

         Net cash provided by investing activities decreased to $0 for the three months ended August 31, 2005 from $14,256 for the three months ended August 31, 2004 due to the lack of fixed asset sales in the three months ended August 31, 2005.

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

         The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of the accounting principles requires that the Company's management make estimates about the future resolution of existing uncertainties and that affect the reported amounts of assets, liabilities, revenues, expenses which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements giving due regard to materiality.

Revenue Recognition and Accounts Receivable

         The Company follows the criteria of the SEC Staff Accounting Bulletin 104 for revenue recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

         The Company recognizes revenue upon acceptance of delivery of its product by its customers at agreed prices which is when the title transfers at the shipping point. Based on market conditions, the Company or its suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier-sponsored promotion may be recoverable in whole or in part from the supplier. The Company follows the guidance of EITF Issue 09-9 "Accounting for Consideration Given by a Vendor to a Customer" and EITF Issue 02-16 "Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors." Accordingly, any incentives received such as free promotional products, discounts or rebates are recognized as a reduction of the cost of products. Promotional products given to customers are recognized as a cost of sales, net of any charge-backs received from vendors. Cash incentives provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales. Shipping and handling fees are recorded as revenues and the related costs are recorded as costs of sales. However, one single exception for Fiscal 2004 was the revenue realized from the Company's three-year agreement with Gerald Kay pursuant to which Mr. Kay was granted the exclusive rights to market and sell Xtreme Delight cocktails in the Country of Honduras in consideration for a fee of $105,000. The Company is amortizing this revenue over the three-year term of the agreement.

         Accounts receivable is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowance as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within sixty days from the invoice date and management reviews the customer accounts on a routine basis to determine if an account should be written off. There was no allowance for bad debt at August 31, 2005 and no bad debt expense during the first quarter of Fiscal 2006.

         The Company markets its products to a diverse customer base in the United States and in other countries. Credit is extended after a credit review by management, which is based on a customer's ability to perform its obligations. Such reviews are regularly updated. Accounts receivable at August 31, 2005 and May 31, 2005 were $237,119 and $209,579, respectively.

Item 3.  Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(c) and 5d-15(c) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         There have been no changes in our internal controls over financial reporting or other factors, which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company was a defendant with a former employee of the Company whereby the former employee is seeking damages for unpaid salary of $1,000 a week from September 15, 1998 to October 17, 2001 and for 20,000 shares of the Company's stock in which he alleges he tendered a check to the Company in the amount of $2,000. In August 2005 the Company prevailed and the court ordered the plaintiff to pay the Company $4,673 in attorneys' fees and costs.


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


                                       NEW WORLD BRANDS, INC.


         Dated: October 11, 2005       By: /s/ Costas Ataliotis
                                           --------------------
                                           Costas Ataliotis
                                           President and Chief Executive Officer


         Dated: October 11, 2005       By: /s/ Mark A. Weber
                                           -----------------
                                           Mark A. Weber
                                           Chief Financial Officer