Form 10QSB
period 2005-11-30
NEW WORLD BRANDS INC
filed 2006-01-17
CIK 799426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______ to ______

Commission file number  033-91432

NEW WORLD BRANDS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	02-0401674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2019 SW 20th Street, Suite 109, Fort Lauderdale, Florida, 33315

(Address of principal executive offices)

(954) 713-0410

(Issuer’s telephone number)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X    No ___

Number of shares of common stock outstanding as of December 31, 2005: 36,803,939

Transitional Small Business Disclosure Format (check one):   Yes ___   No   X

INDEX

Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
as of November 30, 2005 (Unaudited) and May 31, 2005	1

Condensed Consolidated Statements of Operations for the three and
six months ended November 30, 2005 (Unaudited) and 2004 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows
for the six months ended November 30, 2005 (Unaudited)
and 2004 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8

Item 3.	Controls and Procedures	11

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unrestricted Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES	14

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

New World Brands, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	November 30, 2005	May 31, 2005
	(UNAUDITED)
Assets:
Cash	$38,663	$325,072
Prepaid expenses	38,525	1,037
Accounts receivable	161,080	209,579
Inventory	145,247	-
Total current assets	383,515	535,688

Fixed assets, net of accumulated depreciation of $1,931 and $1,374 respectively	4,997	6,370
Loan fees, net of accumulated amortization of $144	1,581	-
Restricted certificate of deposit	25,000	25,000
Deposits	3,269	3,269
Total assets	$418,362	$570,327

Liabilities and stockholders equity:
Accounts payable	$97,844	$74,066
Accrued liabilities	11,318	10,477
Accounts payable - related party	46,274	1,396
Accounts payable - employees	5,451	6,002
Current portion of deferred revenue	35,000	35,000
Line of Credit	111,725	-
Total current liabilities	307,612	126,941

Deferred revenue, less current portion	5,833	23,333
Total liabilities	313,445	150,274

Preferred Stock - $0.01 par value, 10,000,000 authorized, none issued.	-	-
Common stock - $0.01 par value, 50,000,000 shares authorized, 36,803,939 and 36,603,939 shares issued and outstanding as of November 30, 2005 and May 31, 2005, respectively.	368,040	366,040
Common stock issuable - $0.01 par value (200,000)	-	2,000
Additional paid in capital	22,694,457	22,711,757
Note receivable - common stock	(122,870)	(119,341)
Accumulated deficit	(22,834,710)	(22,540,403)
Total stockholders’ equity	104,917	420,053
Total liabilities and stockholders’ equity	$418,362	$570,327

Notes to Financial Statements are an integral part of the Financial Statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004

Revenues
Wine and spirit sales	$141,386	$243,477	$518,655	$282,017

Cost of goods sold	106,603	208,793	408,705	235,685

Gross Profit	34,783	34,684	109,950	46,332

Expenses
Selling, general, and administrative	206,327	215,707	452,868	402,578
Depreciation and amortization	517	387	904	599
Consulting fees	-	71,647	-	80,865
Stock option repricing adjustment	(22,500)	6,800	(27,300)	(292,400)

Total expenses	184,344	294,541	426,472	191,642

Other Income (Expenses)
Interest Expense	(623)	-	(623)	-
Gain(Loss) on sale of assets	387	-	387	(7,700)
Distribution rights	8,750	8,750	17,500	17,500
Interest income	2,000	4,964	4,951	10,090
Total other income (Expenses)	10,514	13,714	22,215	19,890

Net loss	$(139,047)	$(246,143)	$(294,307)	$(125,420)

Basic and diluted (loss) per share of common stock:	$(0.00)	$(0.01)	$(0.01)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	36,803,939	36,603,939	36,801,741	36,603,939

Notes to Financial Statements are an integral part of the Financial Statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2005 and 2004

(UNAUDITED)

	Six Months Ended	Six Months Ended
	November 30, 2005	November 30, 2004
Cash flow from operating activities:
Net loss	$(294,307)	$(125,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904	599
Common stock and stock options issued for services	-	80,865
Repricing of options	(27,300)	(292,400)
(Gain)Loss on disposal of fixed assets	(387)	7,700
Contributed services	10,000	-
Changes in operating assets and liabilities:
Accounts receivable	48,499	(228,221)
Prepaid expenses	(37,488)	(8,742)
Inventory	(145,247)	1,450
Accrued interest on note receivable	(3,529)	(2,947)
Accounts payable	23,778	(13,186)
Accrued liabilities	841	-
Accounts payable - related party	44,878	-
Accounts payable - employees	(551)	-
Deferred revenue	(17,500)	(17,500)
Net cash used in operating activities	(397,409)	(597,802)

Cash flows from investing activities:
Purchase of fixed assets	-	(7,744)
Proceeds from sale of fixed assets	1,000	22,000
Net cash provided by investing activities	1,000	14,256

Cash flows from financing activities:
Proceeds from line of credit	111,725	-
Line of credit fees	(1,725)	-
Net cash provided by financing activities	110,000	-

Net change in cash	(286,409)	(583,546)

Cash at beginning of period	325,072	1,213,953

Cash at end of period	$38,663	$630,407

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Notes to Financial Statements are an integral part of the Financial Statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of November 30, 2005, the Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2005 and 2004 and Condensed Consolidated Statement of Cash Flows for the six months ended November 30, 2005 and 2004 have been prepared by us without audit. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2005, the results of operations for the three and six months ended November 30, 2005 and 2004 and our cash flows for the six months ended November 30, 2005 and 2004. The results of operations for the six month period ended November 30, 2005 are not necessarily indicative of the results of operations for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended May 31, 2005 included in our Annual Report on Form 10-KSB as filed with the SEC.

The accounting policies followed by us are set forth in the notes to condensed consolidated financial statements as set forth in our Annual Report on Form 10-KSB as filed with the SEC.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate operating continuation of the Company as a going concern. We incurred ongoing substantial losses and used cash from operating activities in 2005. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts receivable, valuation of stock based fees paid and repricing of options and valuation of deferred tax asset.

Inventory

Inventory is comprised of finished goods stated at cost, determined on the first-in, first-out basis.

NOTE C – LINE OF CREDIT

Income Taxes

We executed a revolving line of credit for $200,000 on November 8, 2005 at 7.5%. The interest rate is based on the Wall Street Journal prime rate published weekly. Upon default the interest rate may increase to 18% per annum. We pay monthly interest payments beginning December 8, 2005. Upon lenders demand, lender may declare the entire unpaid principal balance and all accrued unpaid interest immediately due. Collateral consists of inventory, chattel paper, accounts, equipment and general intangibles. The line of credit is guaranteed by Selvin Passen, M.D. The balance outstanding at November 30, 2005 was $111,725.

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

NOTE D – COMMON STOCK

We have a Performance Equity Plan (the “Plan”) under which we may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options, and other stock-based awards to purchase up to 600,000 shares of common stock to officers, directors, key employees, and consultants. We may not grant any options with a purchase price less than fair market value of common stock as of the date of grant.

During October 2001, we adopted a stock option plan (“2001 Plan”) whereby the Company has reserved 5,000,000 shares of common stock for purposes of granting options to purchase such shares pursuant to the Plan. Options are granted to our officers and employees by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the options is equal or greater than the fair market price of our common stock on the date the option is granted. The Plan terminates 10 years from its effective date.

We follow the principles of FASB Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation” hereby upon the modification of a fixed stock option or award that variable accounting will apply to those options or awards. As a result of following variable accounting we recognized a reduction of previously recognized expenses of ($27,300) and ($292,400) for the six months ended November 30, 2005 and 2004, respectively.

NOTE E – RELATED PARTY TRANSACTIONS

Our Chairman of the Board and former Chief Executive Officer own 22% and 20%, respectively, of Maple Leaf Distillers, Inc., a supplier for the Company. Costas Ataliotis, the former Chief Executive Officer, is also the President and Chief Executive Officer of Maple Leaf Distillers, Inc. Selvin Passen, the Chairman of the Board, was a Board Director of Maple Leaf Distillers, Inc. until July 2005. Mark Weber, Chief Financial Officer, provided consulting services to Maple Leaf Distillers, Inc. as well. Purchases of supplies from Maple Leaf Distillers, Inc. included in cost of goods sold approximated $239,811 for the six months ended November 30, 2005. Maple Leaf Distillers, Inc. also owns 5,500,000 shares of our common stock and warrants to purchase 1,500,000 additional shares, which represent approximately 15% of the total shares outstanding at November 30, 2005. Maple Leaf Distillers, Inc. is therefore a principal shareholder of the Company.

We paid Maple Leaf Distillers, Inc. advertising and other reimbursable expenses of approximately $19,809 for six months ended November 30, 2005 which is included in general and administration expenses. We owed this related party $46,254 as of November 30, 2005 which is included in “Accounts Payable-Related Party”.

We leased our office space on a month-to-month basis from a company in which the current Chairman of the Board is a partner. Rent payments totaled $10,315 for the six months ended November 30, 2005. In addition, we paid $12,000 for accounting and $11,212 for office services to a company in which the current Chairman of the Board is a partner. The Company owed this related party $20 as of November 30, 2005.

In July 2001, a consulting company owned by the daughter in law of the former Chairman of the Board, exercised stock options to purchase 800,000 shares of common stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment and the Company issued a three-year, interest-bearing note at prime plus 1% for the remaining amount of $56,898. In October 2001, the consulting company exercised stock options to purchase 500,000 shares of our common stock. The consulting company offset a $7,414 advance to us as a partial payment and issued to the Company a three-year, interest-bearing note at the prime interest rate for the remaining $42,586. The current balance as of November 30, 2005 with accrued interest is $122,870 and is reflected as a component of Stockholders’ Equity. The consulting company has defaulted on its obligation under the note and we have initiated a lawsuit to collect the amount due. We continue to accrue interest on the debt.

We estimated the value of services contributed by our former Chief Executive Officer as $10,000 through his resignation date as compensation expense and contributed services, a component of Stockholders’ Equity for the six months ended November 30, 2005.

NOTE F – SUBSEQUENT EVENTS

During the month of December, Selvin Passen, the Company’s Chairman of the Board and largest shareholder, has initiated certain legal proceedings against Maple Leaf Distillers, Inc., the Company’s second largest shareholder, and Maple Leaf Distillers, Inc. principals Costas Ataliotis, a former Director and Chief Executive Officer of the Company, and David Wolinsky. On December 6, 2005, Dr. Passen caused to be filed in Winnipeg, Canada, various Statements of Claim against, among others, Maple Leaf Distillers, Inc.. On December 19, 2005, Dr. Passen filed a Complaint in Broward County, Florida, against, among others, Costas Ataliotis. Finally, Dr. Passen has filed a petition in Winnipeg, Canada, to have Maple Leaf Distillers, Inc. involuntarily adjudged bankrupt.

Over the last eighteen months, Dr. Passen, individually or through affiliates, loaned significant sums of money to Maple Leaf Distillers, Inc.. These amounts were not re-paid. Dr. Passen alleges he is owed in excess of $2,000,000. In addition, Dr. Passen also invested in Maple Leaf Distillers, Inc. through the acquisition of shares of Maple Leaf Distillers, Inc.. In his complaint, Dr. Passen claims that fraudulent statements were made to him by Costas Ataliotis and his partner David Wolinsky to induce him to invest money in Maple Leaf Distillers, Inc..

Maple Leaf Distillers, Inc. recently announced that it was in the process of selling its assets to Angostura Limited (“Angostura”). Upon consummation of this transaction, certain secured creditors of Maple Leaf Distillers, Inc. would be repaid; however, certain of Maple Leaf Distillers, Inc. unsecured creditors, like Dr. Passen, would not be repaid. Dr. Passen was concerned that the determination to sell Maple Leaf Distillers, Inc. assets to Angostura was an attempt to defraud, defeat or delay the creditors of Maple Leaf Distillers, Inc. which include Dr. Passen. Thus, Dr. Passen determined, upon consultation with his counsel, that it was in his best interest to initiate the claims described above to protect his interest in Maple Leaf Distillers, Inc.

These actions were initiated by Dr. Passen on his own behalf and not on behalf of the Company. However, while attempting to work out a settlement with Maple Leaf Distillers, Inc. and Ataliotis regarding his own claims, Dr. Passen also sought assurances from Maple Leaf Distillers, Inc. as to the continuity of the co-branding agreement between Maple Leaf Distillers, Inc. and the Company upon consummation of the transaction with Angostura. Dr. Passen was never able to secure the company’s ability to operate under the brand names. Thus, while the initiation of these claims against Maple Leaf Distillers, Inc. and Mr. Ataliotis is unfortunate, Dr. Passen believes that they are in his best interest. Moreover, Dr. Passen believes that he has also continued to exercise his fiduciary responsibility to the Company and its shareholders by attempting to obtain assurances about the continuity of the co-branding agreement between Maple Leaf Distillers, Inc. and the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial operations and financial conditions. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Revenue increased from $282,017 to $518,655 for the six months ended November 30, 2005 compared to the six months ended November 30, 2004. The increase in sales is due to several factors. The most significant is that we hired two additional sales people who are focused both on our existing customers and opening new markets.

Revenue decreased from $243,477 to $141,386 for the three months ended November 30, 2005 compared to the three months ended November 30, 2004. The decrease is due to a delay in marketing our new lines of wine from Italy and Spain. Distributors usually cut off in October for purchases for the holidays, we will be marketing the new products with our distributors in January 2006.

Cost of sales increased to $408,705 in the six months ended November 30, 2005 from $235,685 in the six months ended November 30, 2004 due to higher sales.

Cost of sales decreased to $106,603 in the three months ended November 30, 2005 from $208,793 in the three months ended November 30, 2004 due to lower sales.

Total expenses increased to $426,472 for the six months ended November 30, 2005 from $191,642 for the six months ended November 30, 2004. Selling, general, and administrative expenses increased to $452,868 for the six months ended November 30, 2005 from $402,578 for the six months ended November 30, 2004 due to putting our administrative, marketing and sales force in place. There is a $80,865 decrease in consulting fees, as the company no longer uses these consultants. Stock option repricing adjustment decreased to ($27,300) for the six months ended November 30, 2005 from ($292,400) for the six months ended November 30, 2004. We will continue to incur stock option repricing adjustment until the stock options that are subject to variable accounting expire or are exercised.

Total expenses decreased to $184,344 for the three months ended November 30, 2005 from $294,541 for the three months ended November 30, 2004. Most of this is due to a $71,647 decrease in consulting fees, as the company no longer uses these consultants. Selling, general, and administrative expenses decreased to $206,327 for the three months ended November 30, 2005 from $215,707 for the three months ended November 30, 2004. Stock option repricing adjustment decreased to ($22,500) for the three months ended November 30, 2005 from $6,800 for the three months ended November 30, 2004. We will continue to incur stock option repricing adjustment until the stock options that are subject to variable accounting expire or are exercised.

The above factors contributed to a net loss of ($294,307) or ($0.01) per share for the six months ended November 30, 2005 as compared to a net loss of ($125,420) or ($0.00) per share for the six months ended November 30, 2004.

The above factors contributed to a net loss of ($139,047) or ($0.00) per share for the three months ended November 30, 2005 as compared to a net loss of ($246,143) or ($0.01) per share for the three months ended November 30, 2004.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates we continue operations as a going concern. We have recurring net losses, including a net loss in the first six months of Fiscal 2006 of ($294,307) and have cash used in operations in the first six months of Fiscal 2006 of ($397,409). These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In May 2004 we were provided with a capital infusion $1,700,000 which allowed us to pay off our existing operating loan, auto loan, and line of credit. These steps were taken to improve our liquidity. We are in the final stages of our business plan and efforts to fund future capital requirements through the sale of our products. Although we believe we can accomplish our business plan, our future is contingent upon our sales level reaching a level that will fund operations. If we are not able to achieve a level of sales that will fund operations within the next three to six months, it will have a material adverse impact on our liquidity, financial position and future operations. At the current time we are not looking at future funding options to provide credit support for our operations.

In the past, we have funded our cash requirements from sales of product, bank borrowings and sales of equity securities. Moreover, we have also issued equity securities in exchange for services rendered. To date, sales of our products have not been sufficient to fund cash requirements. We have negative cash flow from operating activities. Thus, we have relied heavily on bank borrowings and/or sales of our securities.

Net cash used in operating activities decreased to ($397,409) for six months ended November 30, 2005 from ($597,802) for the six months ended November 30, 2004. The decrease was due primarily to several factors; a larger net loss and spending on inventory were offset by a lower stock repricing adjustment and higher collections of accounts receivable. Our net loss increased to ($294,307) for the six months ended November 30, 2005 from ($125,420) for the six months ended November 30, 2004. Inventory increased by $145,247 for the six months ended November 30, 2005 versus a decrease $1,450 for the six months ended November

30, 2004. The stock option repricing adjustment decreased to ($27,300) for the six months ended November 30, 2005 from ($292,400) for the six months ended November 30, 2004. Accounts receivable decreased by $48,499 for the six months ended November 30, 2005 versus an increase of $228,221 for the six months ended November 30, 2004.

Net cash provided by investing activities decreased to $1,000 for the six months ended November 30, 2005 from $14,256 for the six months ended November 30, 2004 due to decrease in fixed asset sales in the six months ended November 30, 2005.

Net cash provided by financing activities increased to $110,000 for the six months ended November 30, 2005 from $0 for the six months ended November 30, 2004 due to an increase in the Company’s line of credit in the six months ended November 30, 2005.

Based upon our current cash reserves, we have adequate resources to meet its short-term cash requirements. However, our ability to meet our long-term cash requirements remains uncertain. We ultimately plan to fund future cash requirements through the sale of our products; however, we are only in the initial stages of the development of our business plan and do not currently fund operations through operations. Although management believes the Company can accomplish its business plan, no assurances can be made that this will be achieved or that it will be achieved prior to the depletion of our current cash reserves. Management believes that we will require additional financing, through debt or equity, to fund operations. Management is not currently looking at future funding options. There can be no assurance that management’s efforts to raise any substantial amount of private capital will be successful.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of the accounting principles requires that management make estimates about the future resolution of existing uncertainties and that affect the reported amounts of assets, liabilities, revenues, expenses which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements giving due regard to materiality.

Revenue Recognition and Accounts Receivable

We follow the criteria of the SEC Staff Accounting Bulletin 104 for revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

We recognize revenue upon acceptance of delivery of our product by our customers at agreed prices which is when the title transfers at the shipping point. Based on market conditions, we or our suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier-sponsored promotion may be recoverable in whole or in part from the supplier. We follow the guidance of EITF Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” and EITF Issue 02-16 “Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors.” Accordingly, any incentives received such as free promotional products, discounts or rebates are recognized as a reduction of the cost of products. Promotional products given to customers are recognized as a cost of sales, net of any charge-backs received from vendors. Cash incentives provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales. Shipping and handling fees are recorded as revenues and the related costs are recorded as costs of sales. However, one single exception for Fiscal 2004 was the revenue realized from our three-year agreement with Gerald Kay pursuant to which Mr. Kay was granted the exclusive rights to market and sell Xtreme Delight cocktails in the Country of Honduras in consideration for a fee of $105,000. We are amortizing this revenue over the three-year term of the agreement.

Accounts receivable is reported at anticipated realizable value. We estimates our allowance for doubtful accounts based on a specific identification basis and additional allowance as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within sixty days from the invoice date and management reviews the customer accounts on a routine basis to determine if an account should be written off. There was no allowance for bad debt at November 30, 2005 and no bad debt expense during the first six months of Fiscal 2006.

We market our products to a diverse customer base in the United States and in other countries. Credit is extended after a credit review by management, which is based on a customer’s ability to perform its obligations. Such reviews are regularly updated. Accounts receivable at November 30, 2005 and May 31, 2005 were $161,080 and $209,579, respectively.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(c) and 5d-15(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting or other factors, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

During the month of December, Selvin Passen, the Company’s Chairman of the Board and largest shareholder, has initiated certain legal proceedings against Maple Leaf Distillers, Inc., the Company’s second largest shareholder, and Maple Leaf Distillers, Inc. principals Costas Ataliotis, a former Director and Chief Executive Officer of the Company, and David Wolinsky. On December 6, 2005, Dr. Passen caused to be filed in Winnipeg, Canada, various Statements of Claim against, among others, Maple Leaf Distillers, Inc.. On December 19, 2005, Dr. Passen filed a Complaint in Broward County, Florida, against, among others, Costas Ataliotis. Finally, Dr. Passen has filed a petition in Winnipeg, Canada, to have Maple Leaf Distillers, Inc. involuntarily adjudged bankrupt.

Over the last eighteen months, Dr. Passen, individually or through affiliates, loaned significant sums of money to Maple Leaf Distillers, Inc.. These amounts were not re-paid. Dr. Passen alleges he is owed in excess of $2,000,000. In addition, Dr. Passen also invested in Maple Leaf Distillers, Inc. through the acquisition of shares of Maple Leaf Distillers, Inc.. In his complaint, Dr. Passen claims that fraudulent statements were made to him by Costas Ataliotis and his partner David Wolinsky to induce him to invest money in Maple Leaf Distillers, Inc..

Maple Leaf Distillers, Inc. recently announced that it was in the process of selling its assets to Angostura Limited (“Angostura”). Upon consummation of this transaction, certain secured creditors of Maple Leaf Distillers, Inc. would be repaid; however, certain of Maple Leaf Distillers, Inc. unsecured creditors, like Dr. Passen, would not be repaid. Dr. Passen was concerned that the determination to sell Maple Leaf Distillers, Inc. assets to Angostura was an attempt to defraud, defeat or delay the creditors of Maple Leaf Distillers, Inc. which include Dr. Passen. Thus, Dr. Passen determined, upon consultation with his counsel, that it was in his best interest to initiate the claims described above to protect his interest in Maple Leaf Distillers, Inc.

These actions were initiated by Dr. Passen on his own behalf and not on behalf of the Company. However, while attempting to work out a settlement with Maple Leaf Distillers, Inc. and Ataliotis regarding his own claims, Dr. Passen also sought assurances from Maple Leaf Distillers, Inc. as to the continuity of the co-branding agreement between Maple Leaf Distillers, Inc. and the Company upon consummation of the transaction with Angostura. Dr. Passen was never able to secure the company’s ability to operate under the brand names. Thus, while the initiation of these claims against Maple Leaf Distillers, Inc. and Mr. Ataliotis is unfortunate, Dr. Passen believes that they are in his best interest. Moreover, Dr. Passen believes that he has also continued to exercise his fiduciary responsibility to the Company and its shareholders by attempting to obtain assurances about the continuity of the co-branding agreement between Maple Leaf Distillers, Inc. and the Company.

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

NEW WORLD BRANDS, INC.

Dated: January 13, 2006	By:	/s/ David Rudden
David Rudden
President and Chief Executive Officer

Dated: January 13, 2006	By:	/s/ Mark A. Weber
Mark A. Weber
Chief Financial Officer