Form 10QSB
period 2006-02-28
NEW WORLD BRANDS INC
filed 2006-04-13
CIK 799426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended February 28, 2006

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

Number of shares of common stock outstanding as of March 20, 2006:  36,803,939

Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         as of February 28, 2006 (Unaudited) and May 31, 2005 ..............   1

         Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2006 (Unaudited) and 2005
         (Unaudited)........................................................   2

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended February 28, 2006 (Unaudited) and 2005 (Unaudited)....   3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................   8

Item 3.  Controls and Procedures............................................  11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  12

Item 2.  Unrestricted Sales of Equity Securities and Use of Proceeds........  13

Item 3.  Defaults Upon Senior Securities....................................  13

Item 4.  Submission of Matters to a Vote of Security Holders................  13

Item 5.  Other Information..................................................  13

Item 6.  Exhibits...........................................................  13

SIGNATURES..................................................................  14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      New World Brands, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                    February 28,
                                                        2006       May 31, 2005
                                                    ------------   ------------
                                                     (UNAUDITED)
Assets:
-------
Cash .............................................  $     14,880   $    325,072
Prepaid expenses .................................        39,070          1,037
Accounts receivable ..............................        45,538        209,579
Inventory ........................................       189,497              -
                                                    ------------   ------------
Total current assets .............................       288,985        535,688


Fixed assets, net of accumulated depreciation of
$2,277 and $1,374 respectively ...................         4,651          6,370
Loan fees, net of accumulated amortization of $575         1,150              -
Restricted certificate of deposit ................        25,000         25,000
Deposits .........................................         3,269          3,269
                                                    ------------   ------------
Total assets .....................................  $    323,055   $    570,327
                                                    ============   ============

Liabilities and stockholders equity:
------------------------------------
Accounts payable .................................  $     98,622   $     74,066
Accrued liabilities ..............................         4,483         10,477
Accounts payable - related party .................        50,397          1,396
Accounts payable - employees .....................         4,639          6,002
Current portion of deferred revenue ..............        32,083         35,000
Line of Credit ...................................       196,725              -
                                                    ------------   ------------
Total current liabilities ........................       386,949        126,941

Deferred revenue, less current portion ...........             -         23,333
                                                    ------------   ------------
Total liabilities ................................       386,949        150,274
                                                    ------------   ------------

Preferred Stock - $0.01 par value, 10,000,000
  authorized, none issued ........................             -              -
Common stock - $0.01 par value, 50,000,000 shares
  authorized, 36,803,939 and 36,603,939 shares
  issued and outstanding as of February 28, 2006
  and May 31, 2005, respectively .................       368,040        366,040
Common stock issuable - $0.01 par value (200,000)              -          2,000
Additional paid in capital .......................    22,781,837     22,711,757
Note receivable - common stock ...................      (124,808)      (119,341)
Accumulated deficit ..............................   (23,088,963)   (22,540,403)
                                                    ------------   ------------
Total stockholders' (deficiency) equity ..........       (63,894)       420,053
                                                    ------------   ------------
Total liabilities and stockholders' equity .......  $    323,055   $    570,327
                                                    ============   ============

 Notes to Financial Statements are an integral part of the Financial Statements.

                                         New World Brands, Inc. and Subsidiary
                                    Condensed Consolidated Statements of Operations
                                                      (UNAUDITED)

                                       Three Months Ended   Three Months Ended   Nine Months Ended   Nine Months Ended
                                       February 28, 2006    February 28, 2005    February 28, 2006   February 28, 2005
                                       ------------------   ------------------   -----------------   -----------------
Revenues
   Wine and spirit sales ..............   $     62,135         $     23,572        $    580,790        $    305,589

Cost of goods sold ....................         53,230               16,185             461,935             251,870
                                          ------------         ------------        ------------        ------------

Gross Profit ..........................          8,905                7,387             118,855              53,719
                                          ------------         ------------        ------------        ------------

Expenses
   Selling, general, and administrative        182,615              449,342             635,483             851,920
   Depreciation and amortization ......            777                  388               1,681                 987
   Consulting fees ....................         59,880                    -              59,880              80,865
   Stock option repricing .............         27,500              (10,200)                200            (302,600)
                                          ------------         ------------        ------------        ------------

   Total expenses .....................        270,772              439,530             697,244             631,172
                                          ------------         ------------        ------------        ------------

Other Income (Expenses)
   Interest Expense ...................         (3,075)                   -              (3,698)                  -
   Gain(Loss) on sale of assets .......              -                    -                 387              (7,700)
   Distribution rights ................          8,751                8,751              26,251              26,251
   Interest income ....................          1,938                3,913               6,889              14,003
                                          ------------         ------------        ------------        ------------
   Total other income (Expenses) ......          7,614               12,664              29,829              32,554

   Net loss ...........................   $   (254,253)        $   (419,479)       $   (548,560)       $   (544,899)
                                          ============         ============        ============        ============

Basic and diluted (loss) per share of
  common stock: .......................   $      (0.01)        $      (0.01)       $      (0.01)       $      (0.01)

Weighted average number of shares
  outstanding basic and diluted: ......     36,803,939           36,603,939          36,803,939          36,603,939
                                          ============         ============        ============        ============

                    Notes to Financial Statements are an integral part of the Financial Statements.

                                                           2

                             New World Brands, Inc. and Subsidiary
                        Condensed Consolidated Statements of Cash Flows
                     For the Nine Months Ended February 28, 2006 and 2005
                                          (UNAUDITED)

                                                        Nine Months Ended   Nine Months Ended
                                                        February 28, 2006   February 28, 2005
                                                        -----------------   -----------------
Cash flow from operating activities:
  Net loss ...........................................     $  (548,560)        $  (544,899)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization ....................           1,681                 987
    Common stock and stock options issued for services          59,880              80,865
    Repricing of options .............................             200            (302,600)
    (Gain)Loss on disposal of fixed assets ...........            (387)              7,700
    Contributed services .............................          10,000                   -
    Impairment of Intangible Assets ..................               -             300,000
    Changes in operating assets and liabilities:
      Accounts receivable ............................         164,041               8,375
      Prepaid expenses ...............................         (38,033)            (10,239)
      Inventory ......................................        (189,497)              1,450
      Accrued interest on note receivable ............          (5,467)             (4,384)
      Accounts payable ...............................          79,592            (150,141)
      Accrued liabilities ............................         (10,477)                  -
      Accounts payable - related party ...............          (1,396)                  -
      Accounts payable - employees ...................          (1,519)                  -
      Deferred revenue ...............................         (26,250)            (26,250)
                                                           -----------         -----------
    Net cash used in operating activities ............        (506,192)           (639,136)
                                                           -----------         -----------

Cash flows from investing activities:
  Purchase of fixed assets ...........................               -              (7,744)
  Proceeds from sale of fixed assets .................           1,000              22,000
                                                           -----------         -----------
    Net cash provided by investing activities ........           1,000              14,256

Cash flows from financing activities:
  Proceeds from line of credit .......................         196,725                   -
  Line of credit fees ................................          (1,725)                  -
                                                           -----------         -----------
    Net cash provided by financing activities ........         195,000                   -
                                                           -----------         -----------

      Net change in cash .............................        (310,192)           (624,880)
                                                           -----------         -----------

Cash at beginning of period ..........................         325,072           1,213,953
                                                           -----------         -----------

Cash at end of period ................................     $    14,880         $   589,073
                                                           ===========         ===========

Supplemental disclosure of cash flow information:
  Interest paid ......................................     $         -         $         -
                                                           ===========         ===========
  Taxes paid .........................................     $         -         $         -
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

                                               3

                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The Condensed Consolidated Balance Sheet as of February 28, 2006, the Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2006 and 2005 and Condensed Consolidated Statement of Cash Flows for the nine months ended February 28, 2006 and 2005 have been prepared by us without audit. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2006, the results of operations for the three and nine months ended February 28, 2006 and 2005 and our cash flows for the nine months ended February 28, 2006 and 2005. The results of operations for the nine month period ended February 28, 2006 are not necessarily indicative of the results of operations for the full year.

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

Use of Estimates
----------------

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

Inventory
---------

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

NOTE C - LINE OF CREDIT

         We executed a revolving line of credit for $200,000 on November 8, 2005 at 7.5%. The interest rate is based on the Wall Street Journal prime rate published weekly. Upon default the interest rate may increase to 18% per annum. We pay monthly interest payments beginning December 8, 2005. Upon lenders demand, lender may declare the entire unpaid principal balance and all accrued unpaid interest immediately due. Collateral consists of inventory, chattel paper, accounts, equipment and general intangibles. The line of credit is guaranteed by Selvin Passen, M.D. The balance outstanding at February 28, 2006 was $196,725.

NOTE D - COMMON STOCK AND OPTIONS

         We have a Performance Equity Plan (the "Plan") under which we may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options, and other stock-based awards to purchase up to 600,000 shares of common stock to officers, directors, key employees, and consultants. We may not grant any options with a purchase price less than fair market value of common stock as of the date of grant.

         During October 2001, we adopted a stock option plan ("2001 Plan") whereby the Company has reserved 5,000,000 shares of common stock for purposes of granting options to purchase such shares pursuant to the Plan. Options are granted to our officers and employees by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the options is equal to or greater than the fair market price of our common stock on the date the option is granted. The Plan terminates 10 years from its effective date.

                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         We follow the principles of FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" hereby upon the modification of a fixed stock option or award that variable accounting will apply to those options or awards. As a result of following variable accounting we recognized an expense of $200 and a reduction of previously recognized expenses of ($302,600) for the nine months ended February 28, 2006 and 2005, respectively.

         A Stock Option Agreement was entered into whereby the Company granted 300,000 incentive stock options for a purchase price of $0.50 per share terminating on May 31, 2010. The Company recorded consulting expense of $59,880 (computed using a Black-Scholes model with an interest rate of 3.73%, volatility of 283%, zero dividends and term of five years.

NOTE E - RELATED PARTY TRANSACTIONS

         The Chairman of the Board owns 22% of Maple Leaf Distillers, Inc., a supplier for the Company. Selvin Passen, the Chairman of the Board, was a Board Director of Maple Leaf Distillers, Inc. until July 2005. Mark Weber, Chief Financial Officer, provided consulting services to Maple Leaf Distillers, Inc. as well. Purchases of supplies from Maple Leaf Distillers, Inc. included in cost of goods sold approximated $239,811 for the nine months ended February 28, 2006. Maple Leaf Distillers, Inc. also owns 5,500,000 shares of our common stock and warrants to purchase 1,500,000 additional shares, which represent approximately 15% of the total shares outstanding at February 28, 2006. Maple Leaf Distillers, Inc. is therefore a principal shareholder of the Company.

         We paid Maple Leaf Distillers, Inc. advertising and other reimbursable expenses of approximately $19,809 for nine months ended February 28, 2006 which is included in general and administration expenses. We owed this related party $46,254 as of February 28, 2006 which is included in "Accounts Payable-Related Party".

         We leased our office space on a month-to-month basis from a company in which the current Chairman of the Board is a partner. Rent payments totaled $15,473 for the nine months ended February 28, 2006. In addition, we paid $18,000 for accounting and $18,371 for office services to a company in which the current Chairman of the Board is a partner. The Company owed this related party $4,143 as of February 28, 2006.

         In July 2001, a consulting company owned by the daughter in law of the former Chairman of the Board, exercised stock options to purchase 800,000 shares of common stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment and the Company issued a three-year, interest-bearing note at prime plus 1% for the remaining amount of $56,898. In October 2001, the consulting company exercised stock options to purchase 500,000 shares of our common stock. The consulting company offset a $7,414 advance to us as a partial payment and issued to the Company a three-year, interest-bearing note at the prime interest rate for the remaining $42,586. The current balance as of February 28, 2006 with accrued interest is $124,808 and is reflected as a component of Stockholders' Equity. The consulting company has defaulted on its obligation under the note and we have initiated a lawsuit to collect the amount due. We continue to accrue interest on the debt.

                      NEW WORLD BRANDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         We estimated the value of services contributed by our former Chief Executive Officer as $10,000 through his resignation date as compensation expense and contributed services, a component of Stockholders' Equity for the nine months ended February 28, 2006.

NOTE F - SUBSEQUENT EVENTS

         During the month of December, Selvin Passen, the Company's Chairman of the Board and largest shareholder, has initiated certain legal proceedings against Maple Leaf Distillers, Inc., the Company's second largest shareholder, and Maple Leaf Distillers, Inc. principals Costas Ataliotis, a former Director and Chief Executive Officer of the Company, and David Wolinsky. On December 6, 2005, Dr. Passen caused to be filed in Winnipeg, Canada, various Statements of Claim against, among others, Maple Leaf Distillers, Inc. On December 19, 2005, Dr. Passen filed a Complaint in Broward County, Florida, against, among others, Costas Ataliotis. Finally, Dr. Passen has filed a petition in Winnipeg, Canada, to have Maple Leaf Distillers, Inc. involuntarily adjudged bankrupt.

         Over the last eighteen months, Dr. Passen, individually or through affiliates, loaned significant sums of money to Maple Leaf Distillers, Inc. These amounts were not re-paid. Dr. Passen alleges he is owed in excess of $2,000,000. In addition, Dr. Passen also invested in Maple Leaf Distillers, Inc. through the acquisition of shares of Maple Leaf Distillers, Inc. In his complaint, Dr. Passen claims that fraudulent statements were made to him by Costas Ataliotis and his partner David Wolinsky to induce him to invest money in Maple Leaf Distillers, Inc.

         Maple Leaf Distillers, Inc. recently announced that it was in the process of selling its assets to Angostura Limited ("Angostura"). Upon consummation of this transaction, certain secured creditors of Maple Leaf Distillers, Inc. would be repaid; however, certain of Maple Leaf Distillers, Inc. unsecured creditors, like Dr. Passen, would not be repaid. Dr. Passen was concerned that the determination to sell Maple Leaf Distillers, Inc. assets to Angostura was an attempt to defraud, defeat or delay the creditors of Maple Leaf Distillers, Inc. which include Dr. Passen. Thus, Dr. Passen determined, upon consultation with his counsel, that it was in his best interest to initiate the claims described above to protect his interest in Maple Leaf Distillers, Inc.

         These actions were initiated by Dr. Passen on his own behalf and not on behalf of the Company. However, while attempting to work out a settlement with Maple Leaf Distillers, Inc. and Ataliotis regarding his own claims, Dr. Passen also sought assurances from Maple Leaf Distillers, Inc. as to the continuity of the co-branding agreement between Maple Leaf Distillers, Inc. and the Company upon consummation of the transaction with Angostura. Dr. Passen was never able to receive written confirmation of the company's ability to operate under the brand names upon consummation of the transaction with Angostura. Thus, while the initiation of these claims against Maple Leaf Distillers, Inc. and Mr. Ataliotis is unfortunate, Dr. Passen believes that they are in his best interest. Moreover, Dr. Passen believes that he has also continued to exercise his fiduciary responsibility to the Company and its shareholders by attempting to obtain assurances about the continuity of the co-branding agreement between Maple Leaf Distillers, Inc. and the Company.

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

Results of Operations

         Revenue increased from $305,589 to $580,790 for the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005. The increase in sales is due to several factors. The most significant is that we hired two additional sales people who are focused both on our existing customers and opening new markets.

         Revenue increased from $23,572 to $62,135 for the three months ended February 28, 2006 compared to the three months ended February 28, 2005. The increase is due to marketing our new lines of wine from Italy and Spain.

         Cost of sales increased to $461,935 in the nine months ended February 28, 2006 from $251,870 in the nine months ended February 28, 2005 due to higher sales.

         Cost of sales increased to $53,230 in the three months ended February 28, 2006 from $16,185 in the three months ended February 28, 2005 due to higher sales.

         Total expenses increased to $697,244 for the nine months ended February 28, 2006 from $631,172 for the nine months ended February 28, 2005. Selling, general, and administrative expenses decreased to $635,483 for the nine months ended February 28, 2006 from $851,920 for the nine months ended February 28, 2005 due mainly to the $300,000 impairment of an intangible asset in the nine months ended February 28, 2005. There was a $20,985 decrease in consulting fees, as the company no longer uses these consultants. Stock option repricing adjustment increased to $200 for the nine months ended February 28, 2006 from ($302,600) for the nine months ended February 28, 2005. We will continue to incur stock option repricing adjustment until the stock options that are subject to variable accounting expire or are exercised.

         Total expenses decreased to $270,772 for the three months ended February 28, 2006 from $439,530 for the three months ended February 28, 2005. Selling, general, and administrative expenses decreased to $182,615 for the three months ended February 28, 2006 from $449,342 for the three months ended February 28, 2005 due to the aforementioned impairment of an intangible asset. Consulting fees increased to $59,880 for the three months ended February 28, 2006 from $0 for the three months ended February 28, 2005 due to the issuance of stock options for services. Stock option repricing adjustment increased to $27,500 for the three months ended February 28, 2006 from ($10,200) for the three months ended February 28, 2005. We will continue to incur stock option repricing adjustment until the stock options that are subject to variable accounting expire or are exercised.

         The above factors contributed to a net loss of ($548,560) or ($0.01) per share for the nine months ended February 28, 2006 as compared to a net loss of ($544,899) or ($0.01) per share for the nine months ended February 28, 2005.

         The above factors contributed to a net loss of ($254,253) or ($0.01) per share for the three months ended February 28, 2006 as compared to a net loss of ($419,479) or ($0.01) per share for the three months ended February 28, 2005.

Liquidity and Capital Resources

         The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates we continue operations as a going concern. We have recurring net losses, including a net loss in the first nine months of Fiscal 2006 of ($548,560) and have cash used in operations in the first nine months of Fiscal 2006 of ($506,192). These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

         Net cash used in operating activities decreased to ($506,192) for nine months ended February 28, 2006 from ($639,136) for the nine months ended February 28, 2005. The decrease was due primarily to several factors. Our net loss decreased to ($548,560) for the nine months ended February 28, 2006 from ($544,899) for the nine months ended February 28, 2005. Spending on inventory increased by 189,497 for the nine months ended February 28, 2006 versus a decrease $1,450 for the nine months ended February 28, 2005. The stock option repricing adjustment increased to $200 for the nine months ended February 28, 2006 from ($302,600) for the nine months ended February 28, 2005. Accounts payable increased by $79,592 for the nine months ended February 28, 2006 versus a decrease of ($150,141) for the nine months ended February 28, 2005. Accounts receivable decreased by $164,041 for the nine months ended February 28, 2006 versus a decrease of $8,375 for the nine months ended February 28, 2005.

         Net cash provided by investing activities decreased to $1,000 for the nine months ended February 28, 2006 from $14,256 for the nine months ended February 28, 2005 due to decrease in fixed asset sales in the nine months ended February 28, 2006.

         Net cash provided by financing activities increased to $195,000 for the nine months ended February 28, 2006 from $0 for the nine months ended February 28, 2005 due to an increase in the Company's line of credit in the nine months ended February 28, 2006.

         Based upon our current cash reserves, we have adequate resources to meet its short-term cash requirements. However, our ability to meet our long-term cash requirements remains uncertain. We ultimately plan to fund future cash requirements through the sale of our products; however, we are only in the initial stages of the development of our business plan and do not currently fund operations through operations. Although management believes the Company can accomplish its business plan, no assurances can be made that this will be achieved or that it will be achieved prior to the depletion of our current cash reserves. Management believes that we will require additional financing, through debt or equity, to fund operations. Management is not currently looking at future funding options. There can be no assurance that management's efforts to raise any substantial amount of private capital will be successful.

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

         We recognize revenue upon acceptance of delivery of our product by our customers at agreed prices which is when the title transfers at the shipping point. Based on market conditions, we or our suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier-sponsored promotion may be recoverable in whole or in part from the supplier. We follow the guidance of EITF Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer" and EITF Issue 02-16 "Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors." Accordingly, any incentives received such as free promotional products, discounts or rebates are recognized as a reduction of the cost of products. Promotional products given to customers are recognized as a cost of sales, net of any charge-backs received from vendors. Cash incentives provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales. Shipping and handling fees are recorded as revenues and the related costs are recorded as costs of sales. However, one single exception for Fiscal 2004 was the revenue realized from our three-year agreement with Gerald Kay pursuant to which Mr. Kay was granted the exclusive rights to market and sell Xtreme Delight cocktails in the Country of Honduras in consideration for a fee of $105,000. We are amortizing this revenue over the three-year term of the agreement.

         Accounts receivable is reported at anticipated realizable value. We estimate our allowance for doubtful accounts based on a specific identification basis and additional allowance as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within sixty days from the invoice date and management reviews the customer accounts on a routine basis to determine if an account should be written off. There was no allowance for bad debt at February 28, 2006 and no bad debt expense during the first nine months of Fiscal 2006.

         We market our products to a diverse customer base in the United States and in other countries. Credit is extended after a credit review by management, which is based on a customer's ability to perform its obligations. Such reviews are regularly updated. Accounts receivable at February 28, 2006 and May 31, 2005 were $45,538 and $209,579, respectively.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         During the month of December, Selvin Passen, the Company's Chairman of the Board and largest shareholder, has initiated certain legal proceedings against Maple Leaf Distillers, Inc., the Company's second largest shareholder, and Maple Leaf Distillers, Inc. principals Costas Ataliotis, a former Director and Chief Executive Officer of the Company, and David Wolinsky. On December 6, 2005, Dr. Passen caused to be filed in Winnipeg, Canada, various Statements of Claim against, among others, Maple Leaf Distillers, Inc. On December 19, 2005, Dr. Passen filed a Complaint in Broward County, Florida, against, among others, Costas Ataliotis. Finally, Dr. Passen has filed a petition in Winnipeg, Canada, to have Maple Leaf Distillers, Inc. involuntarily adjudged bankrupt.

         Over the last eighteen months, Dr. Passen, individually or through affiliates, loaned significant sums of money to Maple Leaf Distillers, Inc.. These amounts were not re-paid. Dr. Passen alleges he is owed in excess of $2,000,000. In addition, Dr. Passen also invested in Maple Leaf Distillers, Inc. through the acquisition of shares of Maple Leaf Distillers, Inc. In his complaint, Dr. Passen claims that fraudulent statements were made to him by Costas Ataliotis and his partner David Wolinsky to induce him to invest money in Maple Leaf Distillers, Inc.

         Maple Leaf Distillers, Inc. recently announced that it was in the process of selling its assets to Angostura Limited ("Angostura"). Upon consummation of this transaction, certain secured creditors of Maple Leaf Distillers, Inc. would be repaid; however, certain of Maple Leaf Distillers, Inc. unsecured creditors, like Dr. Passen, would not be repaid. Dr. Passen was concerned that the determination to sell Maple Leaf Distillers, Inc. assets to Angostura was an attempt to defraud, defeat or delay the creditors of Maple Leaf Distillers, Inc. which include Dr. Passen. Thus, Dr. Passen determined, upon consultation with his counsel, that it was in his best interest to initiate the claims described above to protect his interest in Maple Leaf Distillers, Inc.

         These actions were initiated by Dr. Passen on his own behalf and not on behalf of the Company. However, while attempting to work out a settlement with Maple Leaf Distillers, Inc. and Ataliotis regarding his own claims, Dr. Passen also sought assurances from Maple Leaf Distillers, Inc. as to the continuity of the co-branding agreement between Maple Leaf Distillers, Inc. and the Company upon consummation of the transaction with Angostura. Dr. Passen was never able to obtain written confirmation of the company's ability to operate under the brand names upon consummation of the transaction with Angostura. Thus, while the initiation of these claims against Maple Leaf Distillers, Inc. and Mr. Ataliotis is unfortunate, Dr. Passen believes that they are in his best interest. Moreover, Dr. Passen believes that he has also continued to exercise his fiduciary responsibility to the Company and its shareholders by attempting to obtain assurances about the continuity of the co-branding agreement between Maple Leaf Distillers, Inc. and the Company.

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


                                       NEW WORLD BRANDS, INC.


Dated:   April 11, 2006                By: /s/ David Rudden
                                           ----------------
                                           David Rudden
                                           President and Chief Executive Officer


Dated:   April 11, 2006                By: /s/ Mark A. Weber
                                           -----------------
                                           Mark A. Weber
                                           Chief Financial Officer