Form 10KSB
period 2006-05-31
NEW WORLD BRANDS INC
filed 2006-08-29
CIK 799426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year period ended May 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to             .

Commission file number 0-16206

NEW WORLD BRANDS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	02-0401674
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2019 SW 20th Street, Suite 109, Fort Lauderdale, Florida 33315

(Address of principal executive offices)

(954) 713-0410

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant’s revenues for its most recent fiscal year:  $716,944

Number of shares of Common Stock outstanding as of August 16, 2006: 36,803,939.

The aggregate market value of voting and non-voting Common Stock held by non-affiliates (23,353,939 shares) computed by reference to the closing price of the Common Stock as of August 16, 2006: $6,305,564.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

Disclosure Regarding Forward Looking Statements

We caution readers that this Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. Some of these factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report, including under the headings Item 1 “Business - Certain Risks,” and Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. These factors include:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	our future capital needs and our ability to obtain financing,

•	our ability to carry out growth strategies,

•	our ability to compete,

•	our ability to predict consumer preferences in wine and spirits,

•	possible disruption in commercial activities due to terrorist activity and unarmed conflict, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

ITEM 1. BUSINESS

Introduction and Background

New World Brands, Inc. (the “Company”, “we”, “us”, “our”) was incorporated in Delaware in May 1986 under the name Oak Tree Construction Computers, Inc. From 1986 through 1990, we were engaged in the sale of computer systems for the construction industry. For a number of years thereafter, we were inactive. In August 1994, the Company changed its name to Oak Tree Medical Systems, Inc. From January 1995 through May 2000, we were engaged in the business of operating and managing physical care centers and related medical practices.

On October 16, 2001, the Company and its subsidiary, Oak Tree Spirits, Inc., entered into a Merger Agreement with International Importers, Inc. (“Importers”) and its stockholders whereby Importers merged with and into the Company. The merger marked a change in direction for our business to the wine and spirits industry. In line with this change in business direction, in December 2001, we changed our name to New World Brands, Inc.

Unless otherwise indicated by the text, reference herein to the term “Company” will be deemed to refer to New World Brands, Inc. and its subsidiary, International Importers, Inc.

The Business and Recent Developments

We import wine and spirits for distribution in the United States. We hold the exclusive right to import various wines into the United States and have established arrangements for distribution with major wine and spirit wholesale distributors. In some cases, we have written agreements with our distributors. In other cases, the agreements with its distributors are oral and products are delivered to the distributors pursuant to purchase orders.

We entered into an agreement with Maple Leaf Distillers, Inc., a related party distiller based in Canada (“MLD”), pursuant to which we would act as an importer of the MLD line of alcoholic beverages in the United States. Pursuant to this Agreement, we would jointly develop and market additional products for importation into the United States. In this regard, we had gone to market with a new line of ready to drink cocktails called Norm’s Extreme Cocktails, a line of products jointly developed and marketed by us and MLD. However, on January 13, 2006, MLD was placed into receivership and then on April 5, 2006 filed for bankruptcy. As a result, we do not currently have a marketing partner for our brands and we do not have a contract with a manufacturer for our ready to drink cocktails.

The Board of Directors has evaluated the financial condition of the Company and our prospects as a wine importer and distributor. The Board has determined that the interests of our stockholders might be better served by restructuring the Company or changing our business plan. As a result, on June 22, 2006, we entered into an asset purchase agreement with Qualmax, Inc., a Delaware corporation (“Qualmax”), which agreement was amended as of August 28, 2006, to acquire all of the assets of Qualmax in exchange for the assumption of the Qualmax liabilities and the issuance to Qualmax of shares of voting preferred stock of the Company. Following consummation of the transaction, Qualmax will own approximately 86% of the voting power of the Company, and the operations of Qualmax will be the operations of the Company. Our current Board of Directors and officers will also be replaced with designees of Qualmax (provided that one Board member shall be designated by Selvin Passen, M.D., our Chairman of the Board and a principal stockholder).

As a condition to and simultaneously with the asset acquisition, we will sell all of the shares of our wholly owned subsidiary International Importers, Inc. (“III”), the entity through which we currently conduct all of our operations. The III shares will be sold to International Spirits, LLC, a Nevada limited liability company (“International Spirits”), pursuant to a stock purchase agreement entered into among the Company, International Spirits and III as of June 22, 2006, and amended as of August 28, 2006. The purchaser will pay us $500,000 cash in consideration for the acquisition. International Spirits is controlled by Dr. Passen.

Consummation of these transactions is subject to a number of contingencies. One contingency to both agreements is that Dr. Passen make an additional investment in the Company of $1,500,000 in exchange for 7,500,000 shares of our common stock. No assurance can be given that consummation of these transactions will occur.

Competition

There are significant barriers to entry into the wine and spirits importation business. These barriers include but are not limited to:

•	the need to establish importer/supplier to distributor relationships;

•	significant government regulation of the alcohol-based beverages industry by federal, state and local regulatory agencies; and

•	important industry knowledge regarding importation rules, consumer demand and pricing.

The wine and spirits industry is highly competitive. Distributors compete for new suppliers based on reputation, market share, access to customers and ability to satisfy supplier demands. However, importers/suppliers must be able to anticipate consumer demand, provide such products and be able to provide them on a consistent basis. Many of our competitors are better capitalized, better financed, more established and more experienced than us. Should we not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

Governmental Regulation

The manufacturing, importation, distribution and sale of alcohol-based beverages is subject to regulation by the federal government through the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms (“BATF”), as well as by state and local regulatory agencies. Suppliers, distributors and retailers must be properly licensed in order to sell alcohol-based beverages.

In most states, the alcohol-based beverage industry operates within what is commonly referred to as a three-tier system of distribution. Tier one is comprised of suppliers that produce alcohol-based beverages and/or importers of alcohol-based beverages, tier two is comprised of distributors, and tier three is comprised of retail licensees.

Under this system, suppliers and importers sell to distributors, distributors sell to retailers, and retailers sell to consumers. For the most part, suppliers may not sell to retailers or consumers and distributors may not sell directly to consumers. All states prohibit suppliers or distributors from having an interest in retail licensees, directly and through our affiliates, we hold federal basic permits and state permits/licenses as an importer.

Each of our officers, directors and principal stockholders who own 5% or more of the issued and outstanding stock is required to be qualified by federal and state governmental agencies to have an interest in a licensed company. Our officers, directors and principal stockholders have been qualified by BATF and state regulatory agencies to hold licenses/permits as a wholesaler/importer.

Importers like us face scrutiny in a number of important areas, including initial licensing or permitting and sales and marketing activities. We believe that we are in compliance with applicable regulations in all-material respects. Consistent with industry practice, the sales and marketing activities permitted by distributors for the benefit of tier one suppliers are generally regulated by state licensing authorities, which authorize various trade practice activities by statute, regulation or administrative bulletin. We rely on such enforcement guidance, which is subject to change at the discretion of the regulatory authorities, in determining the scope of its permitted sales and marketing activities.

Employees

As of May 31, 2006, we had four full-time employees and no part-time employees. We consider our employee relationships to be good.

Certain Risks

Our business faces certain risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business. If any of the events or circumstances described as risks below actually occurs, our business, results of operations or financial condition could be materially and adversely affected.

We will need additional capital, which may or may not be available to use. Our future is contingent upon our sales reaching a level that will fund operations. To the extent that we do not achieve that sales level, it will have a material adverse effect on our liquidity, financial position, and operations. Historically, we have not been able to achieve such levels of sales. We have no agreements for financing our operations. Instead, we rely on loans from Selvin Passen, our Chairman and principal stockholder. There can be no assurance that Dr. Passen will continue to fund us or that we will be able to obtain funds elsewhere when needed on satisfactory terms or at all. Any limitation on our ability to obtain additional financing could have a material adverse effect on our business, financial condition and results of operations.

Our business was heavily dependent upon our relationship with Maple Leaf Distillers, Inc. and that relationship has ended. Pursuant to an Agreement dated March 23, 2005, MLD transferred and assigned to us 50% of all MLD’s rights, title, and interest in various brands. MLD granted to us the exclusive right to market and sell these brands in the United States. We worked closely with MLD to market these brands. On January 13, 2006, MLD was placed into receivership and then on April 5, 2006 filed for bankruptcy. Currently, we do not have a marketing partner for our brands or a contract with a manufacturer for our ready to drink cocktails.

Our business is dependent upon our distribution network, which is currently comprised of a relatively small number of distributors. We import wines and spirits and sell these products principally to distributors for resale to restaurants and retail outlets. Because we are in the initial stages of implementing our business plan, we are dependent on a relatively small number of distributors. As a result, the loss of one or more of the our distributors could have a material adverse effect on our business, financial condition and results of operations. Our success will largely depend on our ability to expand our relationships with distributors and other entities involved in the process of wine and spirits distribution and sales. The failure to expand such relationships could impact adversely on our business.

Additionally, the laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor without reasonable cause, as defined by applicable statutes. The resulting difficulty or inability to replace non-performing distributors, poor performance of our major distributors or our inability to collect accounts receivable from its major distributors could have a material adverse effect on our business, financial condition and results of operations.

Our suppliers are heavily dependent upon raw materials, which may or may not be available in the future on commercially reasonable terms. Additionally, current and future suppliers we utilize will be heavily dependent upon raw materials, such as grapes, grape juice concentrate, grains, alcohol and packaging materials from third-party suppliers. If our current or future suppliers experience raw material supply, production or shipment difficulties, such difficulties could adversely affect our suppliers’ ability to supply goods to us. These suppliers are also directly affected by increases in the costs of such raw materials. In the past, these suppliers have experienced increases in the cost of grapes. In the event demand for certain wine products exceeds expectations, these suppliers could experience shortages. Also, these suppliers must be able to obtain a sufficient number of glass bottles, which have only a small number of producers. The inability of glass bottle suppliers to satisfy requirements of these suppliers could adversely affect these suppliers’ ability to fulfill our purchase requirements from such supplier, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We have a limited operating history. In October 2001, we acquired International Importers, Inc. (“III”) pursuant to a merger agreement. III was incorporated in March 2000 for the purpose of acquiring the exclusive rights to import L.A. Cetto wines into the United States. In September 2000, III acquired the exclusive importation rights of L.A. Cetto wines in the United States and its territories. III began distributing wine in January 2001. Immediately prior to the acquisition of III, we had substantially no operations. Moreover, since the acquisition, we have had only limited operations.

We are dependent upon consumer spending and preferences. The success of our business depends upon a number of factors related to the level of consumer spending, including the general state of the economy and consumer confidence in future economic conditions. Changes in consumer spending can affect both the quantity and price level of wines and spirits that customers are willing to purchase at restaurants or through retail outlets. Reduced consumer confidence and spending may result in reduced demand for our products, limitations on its ability to increase prices and increased selling and promotional expenses. A sudden and unexpected shift in consumer preferences or a reduction in sales of wine and spirits generally could have a material adverse effect on our business, financial condition and results of operations.

The industry in which we operate is highly competitive. The wine and spirits industry is highly competitive and highly fragmented. The wine and spirits industry has also experienced significant consolidation in recent years and many of our competitors have significantly greater capital resources than we have. There can be no assurance that our products will be able to successfully compete with our competitors. In addition, our distributors (and the retailers that are the customers of distributors) offer products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that these distributors or retailers may give higher priority to products of our competitors. In the future, our distributors and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support.

Our business is subject to significant government regulation and compliance involves significant expense. The wine and spirits industry is subject to extensive regulation by the U.S. Federal Bureau of Alcohol, Tobacco and Firearms and various foreign agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes and international tariffs could materially adversely affect our financial results. We can provide no assurance that there will not be future legal or regulatory challenges to the industry, which could have a material adverse effect on our business, financial condition and results of operations.

Consumer perception of health issues relating to the consumption of alcohol may affect our business. While a number of research studies suggest that various health benefits may result from the moderate consumption of alcohol, other studies conclude or suggest that alcohol consumption does not have any health benefits and may in fact increase the risk of stroke, cancer and other illnesses. If an unfavorable report on alcohol consumption gains general support, it could have a material adverse effect on our business, financial condition and results of operations.

We rely on certain key personnel with whom we do not have written agreements. Our success is greatly dependent upon the continued participation of our executive officers, with whom we do not have any signed agreements. In addition to providing general supervision and direction, our executive officers provide active direction, supervision and management of our sales and marketing efforts. The loss of our management and/or key personnel could have a material adverse impact on us. In addition, we will need to retain additional qualified and experienced personnel to implement our business plan. There can be no assurance that we will be able to retain our current employees, or that we will be able to recruit additional knowledgeable and experienced employees and consultants in the future to meet its business needs.

Our dealings in foreign currency may have an adverse effect. We conduct some of our import activity for wine, spirits and packaging supplies in foreign currency. Accordingly, there is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse trade regulations could adversely impact the costs of these items and have an adverse impact on our profitability. In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our imported wine and spirits operations and thus on our business, financial condition and results of operations.

Present management controls approximately 34% of our outstanding common stock. Such percentage does provide our officers and directors with significant control over the ability to elect a majority of the Board of Directors, to control management, and to influence the outcome of corporate transactions or other matters submitted to our stockholders for approval. The interests of our stockholders and those of our officers and directors could differ from the interests of other stockholders.

We may issue additional shares which will dilute the equity interest of our existing stockholders. We will likely issue additional shares of common stock either in connection with future acquisitions of assets, contract negotiations, retention of key personnel or subsequent fund raising endeavors. The potential transaction with Qualmax described above will result in the issuance of a significant number of shares. Any additional issuance of shares of common stock will have the effect of diluting the equity interest of the holders of shares of common stock.

We do not intend to declare any dividends. Payment of dividends on the common stock is within the discretion of the Board of Directors and will depend upon our future earnings, our capital requirements and financial condition, and other relevant factors. We do not intend to declare any dividends on our common stock for the foreseeable future.

ITEM 2.	PROPERTY

As of June 1, 2004, we moved our headquarters to 2019 SW 20 Street, Suite 109, Fort Lauderdale, Florida 33315. The space is leased from a related party on a month to month basis.

ITEM 3.	LEGAL PROCEEDINGS

We are a defendant in a lawsuit filed by a former employee. The former employee is seeking damages for unpaid salary of $1,000 a week from September 15, 1998 to October 17, 2001 and for 20,000 shares of our stock in which he alleges he tendered a check to us in the amount of $2,000. In August 2005 the Company prevailed and the Court ordered the Plaintiff to pay the Company $4,673 in Attorney’s fees and cost.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is currently traded in the over-the-counter market on the OTC Electronic Bulletin Board (“OTC BB”) under the symbol “NWBD.OB.” The following table sets forth, for the fiscal quarters indicated, high and low closing bid prices for the common stock in the over-the-counter market as reported by the NASD. The information below reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Low Bid	High Bid
Fiscal Year Ended May 31, 2006
First Quarter	$0.131	$0.220
Second Quarter	0.085	0.180
Third Quarter	0.075	0.300
Fourth Quarter	0.150	0.245

Fiscal Year Ended May 31, 2005
First Quarter	$0.240	$0.600
Second Quarter	0.220	0.310
Third Quarter	0.240	0.360
Fourth Quarter	0.180	0.270

Fiscal Year Ended May 31, 2004
First Quarter	$0.360	$0.850
Second Quarter	0.250	0.680
Third Quarter	0.180	0.330
Fourth Quarter	0.190	0.630

Stockholders

As of August 16, 2006, there were approximately 165 holders of record of our common stock. The closing bid and asked prices for our common stock on August 16, 2006, were $0.19 and $0.27, respectively.

We have not paid any cash dividends on our common stock to date, and we do not contemplate the payment of cash dividends in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Recent Sales of Unregistered Securities

For the twelve months ended May 31, 2006, we granted options to employees and consultants to purchase 2,850,000 shares of our common stock. The options were issued in a transaction exempt from registration under the Securities Act of 1933, as amended.

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

Results of Operations

Revenue increased from $514,699 to $716,944 for the year ended May 31, 2006 (“Fiscal 2006”) compared to the year ended May 31, 2005 (“Fiscal 2005”). The increase in sales results from our establishing better relationships with our distributors. Moreover, other income increasd by $18,741, which is made up of the following; a $9,769 decrease in interest income on two notes, an increase in interest expense of $9,307, and an increase in gain on a sale of fixed assets of $37,817.

Cost of sales increased to $581,212 in Fiscal 2006 from $359,204 in Fiscal 2005 due to increased sales. Selling, general, and administrative expenses increased to $830,115 for Fiscal 2006 from $824,344 for Fiscal 2005. Management expects that the cost of sales will increase in the year ended May 31, 2007 (“Fiscal 2007”) as we continue to improve sales. Cost of goods sold as a percentage of revenue increased from 70% in Fiscal 2005 to 81% in Fiscal 2006. This is due to several factors, including increased Tequila sales at lower margins and samples and promotional items given to the sales team at our distributors to promote our products.

Total expenses decreased to $1,003,601 for Fiscal 2006 from $1,004,475 for Fiscal 2005. Consulting fees and stock option repricing adjustment increased to $45,200 in Fiscal 2006 from ($121,245) in Fiscal 2005, respectively. We previously retained consultants to assist with promotions, marketing, and investor relations. In the past, consultants were used to initiate contacts and pursue negotiations with potential customers as well as attempt to increase the image and visibility of our products. The consultants were also used to identify and pursue potential mergers, acquisitions, and investors for the company. The consultants were compensated with a combination of cash, our common stock, and options to purchase our common stock. The consulting and repricing expense recorded by us in Fiscal 2005 is made up of $80,865 in common stock options to purchase our common stock, $(346,800) in variable accounting for stock options that were re-priced, and $144,692 paid in cash. The consulting and repricing expense recorded by us in Fiscal 2006 is made up of $45,000 in options to purchase our common stock, $200 in variable accounting expense for stock options that were re-priced, and $0 paid in cash. We intend to reduce our dependence on consultants and perform much of our own promotion and marketing efforts in the future. However, we will continue to incur consulting expenses as the current consultants finish up their contracts. Management believes that consulting expense will decrease in the future; however, there can be no assurance that this will be the case. Moreover, any decrease in consulting expense will be partially offset by an increase in selling, general and administrative expenses as we perform more of these functions itself.

The above factors contributed to a net loss of $803,805 or $0.02 per share for Fiscal 2006 as compared to a net loss of $803,657 or $0.02 per share for Fiscal 2005. While management is attempting to improve sales and reduce costs of goods sold and operating expenses, management expects that net losses will continue for the fiscal year ended May 31, 2007.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principals generally accepted in the United States (“GAAP”), which contemplates operating continuation of our company as a going concern. We have recurring net losses including a net loss in fiscal 2006 of $803,805 and has cash used in operations in 2006 of $725,822. These conditions raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In the past, we have funded our cash requirements from sales of product, bank borrowings, and sales of equity securities. Moreover, we have also issued equity securities in exchange for services rendered. To date, sales of our products have not been sufficient to fund cash requirements. We have negative cash flow from operating activities. Thus, we have relied heavily on bank borrowings, loans from our principal stock-holder and sales of our securities.

We had negative working capital of $9,930 at May 31, 2006. We also received loans of $225,000 made by one of our officers. However, we incurred substantial losses in Fiscal 2006 and in Fiscal 2005. These conditions raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities decreased to $725,822 in Fiscal 2006 from $898,137 in Fiscal 2005. The decrease is primarily due to the adjustment for variable accounting of stock options, accounts receivable, and accounts payable. (The adjustment for variable accounting of stock options of $200 in Fiscal 2006 versus a negative adjustment of ($346,800) in Fiscal 2005). Accounts receivable collections outpaced sales resulting in a decrease of receivables of $110,433 in Fiscal 2006 verses an increase of $193,054 in Fiscal 2005. The increase in accounts payable in Fiscal 2006 of $15,394 was higher versus a pay down of $111,758 in Fiscal 2005.

There was $13,125 of net cash used in investing activities in Fiscal 2006. There was $10,744 of net cash used in investing activities in Fiscal 2005. The Company foresees minimal capital expenditures in the near future.

Net cash provided by financing activities increased to $420,000 in Fiscal 2006 from $20,000 in Fiscal 2005 due primarily to loan from officer that incurred in Fiscal 2006.

The Board of Directors has evaluated the financial condition of the Company and our prospects as a wine importer and distributor. The Board has determined that the interests of our stockholders might be better served by restructuring the Company or changing our business plan. As a result, on June 22, 2006, we entered into an asset purchase agreement with Qualmax, Inc., a Delaware corporation (“Qualmax”), which agreement was amended as of August 28, 2006, to acquire all of the assets of Qualmax in exchange for the assumption of the Qualmax liabilities and the issuance to Qualmax of shares of voting preferred stock of the Company. Following consummation of the transaction, Qualmax will own approximately 86% of the voting power of the Company, and the operations of Qualmax will be the operations of the Company. Our current Board of Directors and officers will also be replaced with designees of Qualmax (provided that one Board member shall be designated by Selvin Passen, M.D., our Chairman of the Board and a principal stockholder).

As a condition to and simultaneously with the asset acquisition, we will sell all of the shares of our wholly owned subsidiary International Importers, Inc. (“III”), the entity through which we currently conduct all of our operations. The III shares will be sold to International Spirits, LLC, a Nevada limited liability company (“International Spirits”), pursuant to a stock purchase agreement entered into among the Company, International Spirits and III as of June 22, 2006, and amended as of August 28, 2006. The purchaser will pay us $500,000 cash in consideration for the acquisition. International Spirits is controlled by Dr. Passen.

Consummation of these transactions is subject to a number of contingencies. One contingency to both agreements is that Dr. Passen make an additional investment in the Company of $1,500,000 in exchange for 7,500,000 shares of our common stock. No assurance can be given that consummation of these transactions will occur.

Intangible Assets

In May 2003, we purchased the rights, title and ownership of the formulation for “Xtreme Delight” ready to drink cocktails. This intangible asset is subject to an annual impairment testing. Since the acquisition and since our infusion of capital in May 2004, we have evaluated the marketing of and potential for this product. However, the product was never fully launched due to cash flow limitations and operating losses.

In December 2004, management began discussing with MLD the development and marketing of an already established and complete line of ready to drink cocktails to be marketed under the label “Norm’s Extreme Delight.” Because this brand has already been developed and is part of a complete line of ready to drink cocktails, we have entered into an agreement with MLD to jointly own this line of products called Norm’s Extreme Delight. We had an oral agreement with MLD to jointly market the product. Based on these facts, management conducted a re-evaluation of the fair value of the recorded formulation intangible for “Xtreme Delight” and determined an impairment existed. The intangible was written down to $0 for the quarter ended February 28, 2005 resulting in an impairment expense of $300,000 charged to operations.

Critical Accounting Policies

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of application, is generally accepted, management selects the principle or method that is appropriate in our specific circumstances. Application of the accounting principles requires that our management make estimates about the future resolution of existing uncertainties and that affect the reported amounts of assets, liabilities, revenues, expenses which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements giving due regard to materiality.

Revenue Recognition and Accounts Receivable

We follow the criteria of the U.S. Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

We recognize revenue upon acceptance of delivery of its product by its customers at agreed prices which is when the title transfers at the shipping point. Based on market conditions, the Company or our suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier-sponsored promotion may be recoverable in whole or in part from the supplier. We follow the guidance of Emerging Issues Task Force (EITF) Issue 09-9 “Accounting for Consideration Given by a Vendor to a Customer” and (EITF) Issue 02-16 “Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors.” Accordingly, any incentives received such as free promotional products, discounts or rebates are recognized as a reduction of the cost of products. Promotional products given to customers are recognized as a cost of sales, net of any charge-backs received from vendors. Cash incentives provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales. Shipping and handling fees are recorded as revenues and the related costs are recorded as costs of sales. However, one single exception for

Fiscal 2006 and 2005 was the revenue realized from our three-year agreement entered into in 2004 with an individual pursuant to which the individual was granted the exclusive rights to market and sell Xtreme Delight cocktails in the Country of Honduras in consideration for a fee of $105,000. We are amortizing this revenue over the three-year term of the agreement.

Accounts receivable result from the sale of our products and is reported at anticipated realizable value. We estimate our allowance for doubtful accounts based on a specific identification basis and additional allowance as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within sixty days from the invoice date and management reviews the customer accounts on a routine basis to determine if an account should be written off. There was no allowance for bad debt at May 31, 2006 and no bad debt expense related to accounts receivable during 2006 (the $126,173 of bad debt expense on the Statement of Operations is related to a note receivable).

We market our products to a diverse customer base in the United States and in other countries. Credit is extended after a credit review by management, which is based on a customer’s ability to perform its obligations. Such reviews are regularly updated. Accounts receivable at May 31, 2006 and May 31, 2005 were $99,146 and $209,579, respectively.

Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options and awards. Accordingly, no compensation costs for stock options is included in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based Compensation—Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation.” This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amend APB 28, “Interim Financial Reporting” to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended May 31, 2003.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements and information required by Item 7 are included in this Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 8, 2005, our Board of Directors dismissed Mahoney Cohen & Company, CPA, P.C. (“Mahoney Cohen”) as our principal independent registered public accounting firm. The reports of Mahoney Cohen on the consolidated financial statements of the Registrant for the fiscal year ended May 31, 2004, did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, the audit report for the year ended May 31, 2004 contained an explanatory paragraph regarding the substantial doubt about the Registrant’s ability to continue as a going concern. During fiscal year 2004 and the subsequent interim period through March 8, 2005, there were no disagreements with Mahoney Cohen regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mahoney, would have caused Mahoney to make reference to the subject matter of the disagreements in connection with its report.

Effective March 8, 2005, we engaged Salberg & Company, P.A. as our independent registered public accounting firm for the year ended May 31, 2005. The decision to engage Salberg & Company, P.A. was approved by the Board of Directors. Management had not previously consulted Salberg & Company, P.A. regarding any matter, including but not limited to:

•	the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or

•	any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and 5d-15(c). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting or other factors, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers

Our directors and executive officers and their positions at August 15, 2006 were as follows:

Name	Age	Position
Selvin Passen, M.D.	71	Chairman of the Board
David Rudden	71	President, Chief Executive Officer and Director
Mark Weber	50	Chief Financial Officer, Secretary, Treasurer and Director

SELVIN PASSEN, M.D. has served our Chairman of the Board since May 22, 2004. Dr. Passen is a retired Pathologist who was the Medical Director of Maryland Medical Laboratory, Inc., a subsidiary of Corning, until 1994. Since then Dr. Passen has been involved in real estate development and is the principal holder in Baltimore Marine Center in Baltimore, Maryland, and Lauderdale Marine Center in Fort Lauderdale, Florida. Dr. Passen is the owner of 22% of Maple Leaf Distillers, a former major supplier for New World Brands, Inc. prior to filing for bankruptcy.

DAVID RUDDEN was appointed President and Chief Executive Officer on November 10, 2005. Mr. Rudden has been with New World Brands, Inc. since March 2005 when he was appointed Senior Vice President of Sales and Marketing for the Company. Mr. Rudden has over twenty-five years of experience in the wine and spirits industry. He has held various positions with large wine and liquor distributors. His most recent position was Senior Vice President of Sales and Marketing for A.V. Imports, Inc.

MARK WEBER has served as our Chief Financial Officer, Secretary and Treasurer and a Director since May 2004. In addition, Mr. Weber has served since 1996 and continues to serve as financial advisor and Chief Financial Officer for Dr. Passen’s various other ventures. From 1985 to 1996, Mr. Weber was controller of Maryland Medical Laboratory, Inc. prior to the sale to Metpath Laboratory, a division of Corning. He is a Certified Public Accountant with a Bachelor of Administration in Accounting from Towson State University.

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities (“10% stockholders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and 10% stockholders also are required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required during the Fiscal 2005, and except as specifically noted below, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% beneficial owners were complied with.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth compensation earned, whether paid or deferred, by our former Chief Executive Officer Allen Salzman who resigned on April 29, 2004, and David Rudden, our most highly compensated executive officer who earned over $100,000 during the current fiscal year (collectively, the “Named Executive Officers”), for services rendered in all capacities to us during fiscal years ended May 31, 2006, 2005 and 2004.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Other Annual Compensation	No. of Securities Underlying Options	All Other Compensation
Allen Salzman [1] Former Chief Executive Officer	2006	$—	—	—	—	—
	2005	—	—	—	—	—
	2004	136,800	—	—	—	—
David Rudden [2] Chief Executive Officer	2006	$111,700	—	—	—	—
	2005	—	—	—	—	—
	2004	—	—	—	—	—

[1]	Mr. Salzman resigned as Chief Executive Officer on April 29, 2004.
[2]	Mr. Rudden became Chief Executive Officer on November 10, 2005.

Option/SAR Grants in the Last Fiscal Year

The following table reflects option grants to our Named Executive Officers in the prior fiscal year.

Name	# of Securities Underlying Options/ SAR’s Granted	% Total Options/ SAR’s Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
David Rudden	300,000	10.53%	0.50	5/31/10

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table sets forth certain information relating to the exercise of stock options during fiscal year for each of our Named Executive Officers and the fiscal year-end value of the unexercised options held by our named Executive Officers.

Value of Unexercised
	Shares		# of Unexercised Options		In-The-Money Options
	Acquired	Value	At Fiscal Year End		At Fiscal Year End
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable (1)	Unexercisable
David Rudden	—	—	300,000	—	—	—

(1)	Value is calculated on the basis of the difference between the option exercise price and the closing price for the Common Stock at $0.23 as of May 31, 2006 as quoted on the over-the-counter market, multiplied by the number of shares underlying the option.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 28, 2006 with respect to (i) those persons known to us to beneficially own more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

	Beneficial Ownership
Name and Address of Beneficial Owner 1 2	Number of Shares	Percent of Total
Selvin and Sylvia Passen, TBTE[3]	11,750,000	30.5%
Maple Leaf Distillers, Inc.[4]	7,000,000	18.3%
Marvin Ribotsky	2,525,000	7.5%
Mark Weber[5]	1,200,000	3.2%
David Rudden[6]	500,000	1.3%
All directors and executive officers as a group (3 persons)[7]	13,450,000	33.7%

*	Indicates beneficial ownership of less than one percent of the total outstanding Common Stock.
[1]	Except as otherwise indicated, the address of each beneficial owner is c/o New World Brands, Inc., 2019 SW 20 Street, Suite 109, Fort Lauderdale, Florida 33315.
[2]	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock listed, which include shares of Common Stock that such persons have the right to acquire within 60 days from the record date.
[3]	Includes (i) 750,000 shares of Common Stock subject to currently exercisable warrants, and (ii) 1,000,000 shares subject to currently exercisable options.
[4]	Includes 1,500,000 shares of Common Stock subject to currently exercisable warrants.
[5]	Includes 1,000,000 shares of Common Stock subject to currently exercisable options.
[6]	Includes 300,000 shares of Common Stock subject to currently exercisable options.
[7]	Includes (i) 750,000 shares of Common Stock subject to currently exercisable warrants, and (ii) 2,300,000 shares subject to currently exercisable options.

The following table provides information, as of May 31, 2006, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Plans approved by stockholders	—	—	—
Plans not approved by stockholders	$3,105,000	$0.40	$845,000

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with MLD

Selvin Passen, M.D., our Chairman of the Board, owns 22% of Maple Leaf Distillers, Inc., a former supplier for the Company (“MLD”), and, was a member of the Board Directors of MLD until July 2005. Dr. Passen also loaned money to MLD and its affiliates. Mark Weber, Chief Financial Officer, provided consulting services to MLD as well. MLD also owns 5,500,000 shares of our common stock and warrants to purchase 1,500,000 additional shares, which represent approximately 15% of the total shares outstanding at May 31, 2006.

For Fiscal 2006 and Fiscal 2005, purchases of supplies from MLD included in cost of goods sold approximated $239,811 and $104,402 respectively. For Fiscal 2006 and Fiscal 2005, MLD was paid $259,620 and $127,474, respectively, for product, freight, marketing, and travel. We owed this related party $46,254 as of May 31, 2006 which is included in “Accounts Payable-Related Party.”

We have an agreement with MLD, pursuant to which we would act as an importer of the MLD line of alcoholic beverages into the United States. Pursuant to the joint venture agreement, we would jointly develop and market additional products for importation into the United States. In this regard, we have gone to market with a new line of ready to drink cocktails called Norm’s Extreme Cocktails. This line of products was jointly developed and marketed by us and MLD.

In addition, Dr. Passen, individually or through affiliates, loaned significant sums of money to MLD. These amounts were not re-paid. Dr. Passen alleges he is owed in excess of $2,000,000.

In November 2005, MLD announced that it was in the process of selling its assets to Angostura Limited (“Angostura”). Upon consummation of this transaction, certain secured creditors of MLD would be repaid; however, certain of MLD unsecured creditors, like Dr. Passen, would not be repaid. Dr. Passen was concerned about the effect this sale would have on our agreements with MLD and, despite several requests, was not able to obtain assurances that the agreements with MLD would be honored. Also, Dr. Passen was concerned that the determination to sell MLD assets to Angostura was an attempt to defraud, defeat or delay the creditors of MLD which include Dr. Passen. Thus, Dr. Passen determined, upon consultation with his counsel, that it was in his best interest to initiate the claims described above to protect his interest in MLD.

In December 2006, Selvin Passen, our Chairman of the Board and largest stockholder, initiated certain legal proceedings against MLD and MLD’s principals Costas Ataliotis, a former Director and Chief Executive Officer of the Company, and David Wolinsky. On December 6, 2005, Dr. Passen caused to be filed in Winnipeg, Canada, various Statements of Claim against, among others, MLD. On December 19, 2005, Dr. Passen filed a Complaint in Broward County, Florida, against, among others, Costas Ataliotis. Finally, Dr. Passen has filed a petition in Winnipeg, Canada, to have MLD involuntarily adjudged bankrupt. On January 13, 2006, MLD was placed into receivership and then on April 5, 2006 filed for bankruptcy.

These actions were initiated by Dr. Passen on his own behalf and not on our behalf. However, while attempting to work out a settlement with MLD and Ataliotis regarding his own claims, Dr. Passen also sought assurances from MLD as to the continuity of the co-branding agreement between MLD and us upon consummation of the transaction with Angostura. Dr. Passen was never able to receive written confirmation of our ability to operate under the brand names upon consummation of the transaction with Angostura. Thus, while the initiation of these claims against MLD and Mr. Ataliotis is unfortunate, Dr. Passen believes that they are in his best interest. Moreover, Dr. Passen believes that he has also continued to exercise his fiduciary responsibility to us and our stockholders by attempting to obtain assurances about the continuity of the co-branding agreement between MLD and the Company.

Relationship with Selvin Passen

We lease our office space on a month-to-month basis from a company in which the current Chairman of the Board is a partner. For the fiscal years ended May 31, 2005 and May 31, 2006, rent payments to this related party totaled $13,335 and $17,063, respectively. In addition, we paid $48,432 and $39,188 in 2006 and 2005 respectively, for accounting and office services to a company in which the current Chairman of the Board is a partner. We owed this related party $27 as of May 31, 2006 which is included in “Accounts Payable – Related Parties.”

To fund operations, we have had to rely on loans from Selvin Passen, our Chairman and principal stockholder. As of May 31, 2006, and 2005, the amounts for principal and accrued interest due to Dr. Passen were $229,674 and $0, respectively. The loans are evidenced by promissory notes which accrue interest at prime rate and become due beginning April 2008.

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

Fees Paid to Independent Registered Public Accounting Firms

The following table sets forth, for each of the years indicated, the fees paid to our independent registered public accounting firms and the percentage of each of the fees out of the total amount paid to the accountants.

	Year Ended May 31,
	2006		2005
Services Rendered	Fees	Percentages	Fees	Percentages
Audit (1)	$36,267	100%	$46,441	100%
Audit-related (2)	—	—	—	—
Tax (3)	—	—	—	—
Other	—	—	—	—
Total	$36,267	100%	$46,441	100%

(1)	Audit fees consist of services that would normally be provided in connection with statutory and regulatory filings or engagements, including services that generally only the independent accountant can reasonably provide.
(2)	Audit-related fees relate to assurance and associated services that traditionally are performed by the independent accountant, including: attest services that are not required by statute or regulation; accounting consultation and audits in connection with mergers, acquisitions and divestitures; employee benefit plans audits; and consultation concerning financial accounting and reporting standards.
(3)	Tax fees relate to services performed by the tax division for tax compliance, planning, and advice.

Pre-Approval Policies and Procedures

Our Board of Directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Salberg & Company, P.A. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Board of Directors’ approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Board members, but the decision must be presented to the full Board at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Date: August 28, 2006	By:	/s/ David Rudden
David Rudden, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Selvin Passen, M.D.	Chairman of the Board	August 28, 2006
Selvin Passen, M.D.

/s/ David Rudden	President, Chief Executive	August 28, 2006
David Rudden	Officer and Director

/s/ Mark Weber	Chief Financial Officer,	August 28, 2006
Mark Weber	Secretary and Treasurer and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’ of

New World Brands, Inc.

We have audited the accompanying consolidated balance sheet of New World Brands, Inc. and Subsidiary as of May 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended May 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of New World Brands, Inc. and Subsidiary as of May 31, 2006, and the consolidated results of its operations and its cash flows for the years ended May 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has recurring net losses including a net loss and cash used in operations for the year ended May 31, 2006 of $803,805 and $725,822, respectively. In addition, the Company has an accumulated deficit, stockholders’ deficiency and working capital deficit of $23,244,208, $209,211 and $9,930, respectively, at May 31, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to this matter is also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

August 16, 2006

New World Brands, Inc. and Subsidiary

Consolidated Balance Sheet

May 31, 2006
Assets:
Cash	$6,075
Prepaid expenses	10,945
Accounts receivable	99,146
Inventory	250,035

Total current assets	366,201

Loan fees, net of accumulated amortization of $1,006	719
Investment in restricted certificate of deposit	25,000
Total assets	$391,920

Liabilities and stockholders deficiency:
Accounts payable	$89,460
Accrued liabilities	11,098
Accounts payable - related party	46,281
Accounts payable - employees	9,234
Current portion of deferred revenue	23,333
Line of Credit	196,725

Total current liabilities	376,131

Note payable - stockholder	225,000

Total liabilities	601,131

Contingencies (see Note H)

Preferred Stock - $0.01 par value, 10,000,000 authorized, none issued.	—
Common stock - $0.01 par value, 50,000,000 shares authorized, 36,803,939 shares issued and outstanding	368,040
Additional paid-in-capital	22,766,957
Accumulated deficit	(23,344,208)

Total stockholders’ deficiency	(209,211)

Total liabilities and stockholders’ deficiency	$391,920

See Accompanying Notes to Consolidated Financial Statements

New World Brands, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended May 31, 2006	Year Ended May 31, 2005
Revenues
Wine and spirit sales	$716,944	$514,699

Cost of goods sold	581,212	359,204

Gross Profit	135,732	155,495

Operating Expenses
Bad debt	126,173	—
Selling, general, and administrative	830,115	824,344
Depreciation and amortization	2,113	1,374
Consulting fees	45,000	225,557
Stock option repricing adjustment	200	(346,800)
Impairment of intangible assets	—	300,000

Total expenses	1,003,601	1,004,475

Loss from Operations	(867,869)	(848,980)

Other Income and (Expenses)
Interest expense	(9,307)	—
Gain(Loss) on sale of assets	30,117	(7,700)
Distribution rights	35,000	35,000
Interest income	8,254	18,023

Total Other Income and (Expenses)	64,064	45,323

Net loss	$(803,805)	$(803,657)

Basic and diluted net (loss) per share :	$(0.02)	$(0.02)

Weighted average number of common shares outstanding-basic and diluted:	36,803,939	36,626,405

See Accompanying Notes to Consolidated Financial Statements

New World Brands, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

For the Years Ended May 31, 2006 and 2005

	Common Stock		Common Stock Issuable		Additional Paid-in-Capital	Notes		Total Stockholders Equity (Deficiency)
	Shares	Amount	Shares	Amount		Receivable	Deficit
BALANCE MAY 31, 2004	36,603,939	$366,040	—	—	$22,785,942	$(113,366)	$(21,736,746)	$1,301,870
Exercise of stock options	—	—	200,000	2,000	18,000	—	—	20,000
Amortization of stock options for services	—	—	—	—	80,865	—	—	80,865
Repricing of options	—	—	—	—	(346,800)	—	—	(346,800)
Interest accrual on note receivable	—	—	—	—	—	(5,975)	—	(5,975)
Acquisition of label rights	—	—	—	—	149,750	—	—	149,750
Contributed services	—	—	—	—	24,000	—	—	24,000
Net loss	—	—	—	—	—	—	(803,657)	(803,657)

BALANCE MAY 31, 2005	36,603,939	$366,040	200,000	$2,000	$22,711,757	$(119,341)	$(22,540,403)	420,053

Issuance of issuable shares	200,000	2,000	(200,000)	(2,000)	—	—	—	—
Repricing of options	—	—	—	—	200	—	—	200
Interest accrual on note receivable	—	—	—	—	—	(6,832)	—	(6,832)
Contributed services	—	—	—	—	10,000	—	—	10,000
Issuance of options for services	—	—	—	—	45,000	—	—	45,000
Write off of note receivable	—	—	—	—	—	126,173		126,173
Net loss	—	—	—	—	—	—	(803,805)	(803,805)

BALANCE MAY 31, 2006	36,803,939	$368,040	—	—	$22,766,957	—	$(23,344,208)	$(209,211)

See Accompanying Notes to Consolidated Financial Statements

New World Brands, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended May 31, 2006	Year Ended May 31, 2005
Cash flow from operating activities:
Net loss	$(803,805)	$(803,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquisition of label rights	—	149,750
Depreciation and amortization	2,113	1,374
Common stock options issued for services	45,000	80,865
Repricing of options	200	(346,800)
Impairment of intangible asset	—	300,000
(Gain)Loss on disposal of fixed assets	(437)	7,700
(Gain)Loss on exchange of equipment for inventory	(29,680)	—
Contributed services	10,000	24,000
Bad debt expense	126,173	—
Changes in operating assets and liabilities:
Accounts receivable	110,433	(193,054)
Prepaid expenses	(9,908)	7,468
Inventory	(201,480)	9,075
Deposits	3,269	—
Accrued interest on note receivable	(6,832)	(5,975)
Accounts payable	15,394	(111,758)
Accrued liabilities	621	10,477
Accounts payable - related party	44,885	1,396
Accounts payable - employees	3,232	6,002
Deferred revenue	(35,000)	(35,000)

Net cash used in operating activities	(725,822)	(898,137)

Cash flows from investing activities:
Purchase of fixed assets	(18,875)	(7,744)
Investment in restricted certificate of deposit	—	(25,000)
Proceeds from sale of fixed assets	5,700	22,000

Net cash provided by investing activities	(13,175)	(10,744)

Cash flows from financing activities:
Net borrowings from (repayments to) stockholder	225,000	—
Net proceeds from issuance of Common Stock	—	20,000
Net borrowings (repayments) - line of credit	196,725	—
Line of credit fees	(1,725)	—

Net cash provided by financing activities	420,000	20,000

Net change in cash	(318,997)	(888,881)

Cash at beginning of period	325,072	1,213,953

Cash at end of period	$6,075	$325,072

Supplemental disclosure of cash flow information:
Interest paid	$9,307	$—

Taxes paid	$—	$—

Supplemental disclosure of non-cash inventory and financing activities:
Value of inventory received in exchange for equipment	$48,555	$—

See Accompanying Notes to Consolidated Financial Statements

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BACKGROUND OF THE COMPANY

New World Brands, Inc., a Delaware corporation, and its subsidiary (the “Company”, “we”, “us”, “our”) import wine and spirits for distribution in the United States. The Company holds the exclusive rights to import the wines of Vinicola L.A. Cetto, S.A. de C.V. (“L.A. Cetto”) in the United States. We have established arrangements for distribution of its products with major wine and spirit wholesale distributors from New York to California. Also, we have gone to market in the summer of 2005 with a new line of ready to drink cocktails.

On October 16, 2001, the Company entered into a Plan and Agreement of Reorganization with International Importers, Inc. (“Importers”) whereby all shares of Common Stock of Importers were converted into and became the right to receive, in the aggregate, 5,500,000 shares of our Common Stock. For accounting purposes, the acquisition of Importers was recorded as a recapitalization of Importers, with Importers as the acquirer.

On October 17, 2001, the Board of Directors adopted a resolution to change our name to New World Brands, Inc. This reflects the new business plan of the company after the October 16, 2001 reorganization with International Importers, Inc., a wine and spirits importer.

On May 19, 2004, the Company received an equity infusion $1,700,000. The investment group making the investment was led by Dr. Selvin Passen, M.D., Chairman of Board and principal executive officer of the Company. $500,000 (5,000,000 Common Stock shares) of the equity investment was made by Maple Leaf Distillers, Inc. (See Note K)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of New World Brands, Inc. and Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts and subscription notes receivable, valuation of stock based fees paid and repricing of options and valuation of deferred tax asset.

Cash and Cash Equivalents

The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk for Cash Deposits

The Company maintains its cash in bank deposit and financial institution deposit accounts, which, at times, exceed federally insured limits. We have not experienced any losses in such accounts through May 31, 2006.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Accounts Receivable

Accounts Receivable result from the sale of our products and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowance as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within sixty days from the invoice date and management reviews the customer accounts on a routine basis to determine if an account should be written off. There was no allowance for bad debt at May 31, 2006 and no bad debt expense related to accounts receivable (the $126,173 of bad debt expense on the Statement of Operations is related to a note receivable during 2006.-See Note K)

Fixed Assets

There are no fixed assets at May 31, 2006. The office equipment was sold to a related party for a gain of $437 as we moved into a furnished suite at a reduced rate.

We also exchanged a piece of equipment with a vendor for inventory at a gain of $29,680. (See Note E)

Depreciation expense for the years ending May 31, 2006 and 2005 amounted to $1,107 and $1,374, respectively.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, establishes financial accounting and reporting standards for stock-based employee compensation plans. The financial accounting standards of SFAS No. 123 permits companies to either continue accounting for stock-based compensation under APB 25 or use the fair value method under SFAS 123. The disclosure requirements of SFAS No. 123 and

SFAS 148 require companies that elect not to record the fair value in the statement of operations to provide pro forma disclosures of net income and earnings per share in the notes to the financial statements as if the fair value of stock-based compensation had been recorded.

The Company follows Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its stock-based compensation plan. The Company utilized the Black-Scholes option-pricing model to quantify the expense of options issued to non-employees and the pro forma effects on net income (loss) and net income (loss) per share for the value of the options granted to employees during the fiscal years ended May 31, 2006 and 2005.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation.” This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, “Interim Financial Reporting” to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended May 31, 2003. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the years ended May 31, 2006 and 2005:

	2006	2005
Net loss as reported	$(803,805)	$(803,657)
Deduct: Total stock-based employee compensation determined under fair value method for stock options, net of tax	—	—
Pro forma loss applicable to Common Stockholders	(803,805)	(803,657)

Basic net loss per share, as reported	(0.02)	(0.02)

Basic net loss per share, pro forma	(0.02)	(0.02)

Diluted net loss per share, as reported	(0.02)	(0.02)

Diluted net loss per share, pro forma	$(0.02)	$(0.02)

Revenue Recognition

The Company follows the criteria of the United States Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

The Company recognizes revenue upon acceptance of delivery of its product by its customers at agreed prices which is when the title transfers at the shipping point. Based on market conditions, the Company or its suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier-sponsored promotion may be recoverable in whole or in part from the supplier. The Company follows the guidance of Emerging Issues Task Force (EITF) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” and (EITF) Issue 02-16 “Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors.” Accordingly, any incentives received such as free promotional products, discounts or rebates are recognized as a reduction of the cost of products. Promotional products given to customers are recognized as a cost of sales, net of any charge-backs received from vendors. Cash incentives provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales. Shipping and handling fees are recorded as revenues and the related costs are recorded as costs of sales. However, one single exception for Fiscal 2006 and 2005 was the revenue realized from our three-year agreement entered into in 2004 with an individual pursuant to which the individual was granted the exclusive rights to market and sell Xtreme Delight cocktails in the Country of Honduras in consideration for a fee of $105,000. We are amortizing this revenue over the three-year term of the agreement.

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

Earnings (Loss) Per Share

Basic net earnings (loss) per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted net earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on net earnings (loss) per share.

	Year Ended May 31, 2006	Year Ended May 31, 2005
Numerator:
Net Loss – Basic	$(803,805)	$(803,657)

Net Loss – Diluted	$(803,805)	$(803,657)

Denominator
Denominator for basic loss per share
Weighted average shares	36,803,939	36,626,405

Effect of dilutive securities
Stock options	—	—

Denominator for diluted loss per share	36,803,939	36,626,405

Loss per share
Basic:	$(0.02)	$(0.02)

Diluted:	$(0.02)	$(0.02)

At May 31, 2006 and 2005, approximately 5,150,000 and 3,105,000 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is non-dilutive. There are 5,150,000 Common Stock equivalents in the form of options to purchase Common Stock outstanding at year end which may dilute future net earnings per share.

Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, line of credit and notes payable. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted FAS 123R effective with the year beginning June 1, 2006. With the adoption of this new statement, we will recognize substantially more compensation expense than would have been recorded under APB 25.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of “so abnormal” that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS 154 in 2007. Our results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

Reclassification

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform with the 2006 presentation.

NOTE C – LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have recurring net losses including a net loss in 2006 of $803,805 and has cash used in operations in 2006 of $725,822. In addition, at May 31, 2006 we had an accumulated deficit, stockholders’ deficiency and working capital deficit of $23,344,208, $209,211 and $9,930, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

The Board of Directors has evaluated the financial condition of the Company and our prospects as a wine importer and distributor. The Board has determined that the interests of our stockholders might be better served by restructuring the Company or changing our business plan. As a result, on June 22, 2006, we entered into an asset purchase agreement with Qualmax, Inc., a Delaware corporation (“Qualmax”), which agreement was amended as of August 28, 2006, to acquire all of the assets of Qualmax in exchange for the assumption of the Qualmax liabilities and the issuance to Qualmax of shares of voting preferred stock of the Company. Following consummation of the transaction, Qualmax will own approximately 86% of the voting power of the Company, and the operations of Qualmax will be the operations of the Company. Our current Board of Directors and officers will also be replaced with designees of Qualmax (provided that one Board member shall be designated by Selvin Passen, M.D., our Chairman of the Board and a principal stockholder).

As a condition to and simultaneously with the asset acquisition, we will sell all of the shares of our wholly owned subsidiary International Importers, Inc. (“III”), the entity through which we currently conduct all of our operations. The III shares will be sold to International Spirits, LLC, a Nevada limited liability company (“International Spirits”), pursuant to a stock purchase agreement entered into among the Company, International Spirits and III as of June 22, 2006, and amended as of August 28, 2006. The purchaser will pay us $500,000 cash in consideration for the acquisition. International Spirits is controlled by Dr. Passen.

Consummation of these transactions is subject to a number of contingencies. One contingency to both agreements is that Dr. Passen make an additional investment in the Company of $1,500,000 in exchange for 7,500,000 shares of our common stock. No assurance can be given that consummation of these transactions will occur.

NOTE D – CERTIFICATE OF BANK DEPOSIT AND LETTER OF CREDIT

The Company owns a $25,000 Certificate of Deposit which matures on July 12, 2007 and collateralizes a $25,000 Standby Letter of Credit. As of May 31, 2006 the Letter of Credit has not been used. This Certificate of Deposit is reflected on the accompanying consolidated Balance Sheet as a non-current restricted asset.

NOTE E – INVENTORY

Inventory of $250,035 at May 31, 2006 consisted of all finished goods.

During 2006, the Company purchased equipment at a discount for $18,875 and then exchanged such equipment for inventory valued at $48,555. The Company recognized a gain of $29,680.

NOTE F – INTANGIBLE ASSETS AND IMPAIRMENT CHARGE

In May 2003, the Company purchased the rights, title and ownership of the formulation for “Xtreme Delight” ready to drink cocktails. This intangible asset is subject to an annual impairment testing. Since acquisition and since our infusion of capital in May 2004, we have evaluated the marketing of and potential for this product. However, the product was never fully launched due to cash flow limitations and operating losses.

In December 2004, management has been discussing with MLD, the development and marketing of an already established and complete line of ready to drink cocktails to be marketed under the label “Norm’s Extreme Delight.” Because this brand has already been developed and is part of a complete line of ready to drink cocktails, we have entered into an agreement with MLD to jointly own this line of products called Norm’s Extreme Delight. The Company and MLD have an oral agreement to jointly market the product. Based on these facts, management conducted a re-evaluation of the fair value of the recorded formulation intangible for “Xtreme Delight” and determined an impairment existed. The intangible was written down to $0 for the quarter ended February 28, 2005 resulting in an impairment expense of $300,000 charged to operations.

NOTE G – NOTES AND LOANS PAYABLE

The Company entered into a line of credit on November 8, 2005 with Stonegate Bank for $200,000 at an interest rate of 7.50%. The interest rate is subject to change based on changes on the Wall Street Journal Prime Rate as published weekly in the “morning section” of the Wall Street Journal adjusted each day. The interest rate to be applied to the unpaid principle balance will be the rate of 0.500 percentage points over the index. Advances may be requested either orally or in writing. The note is secured by inventory, chattel paper, accounts, equipment and general intangibles. Selvin Passen has guaranteed this note. The note is due on demand and the Company pays regular monthly payments of interest which began December 8, 2005. As of May 31, 2006, the Company has a balance due of $196,725.

The Company paid loan fees totaling $1,725 which is being amortized through October 2006.

On April 26, 2006 New World Brands, Inc. entered into a promissory note with Selvin Passen, who is chairman of the board and largest stockholder. The interest rate is based on the prime rate as published by CitiBank, N.A. Interest payments are due each month commencing on June 1, 2006. The principle amount plus any unpaid interest is due in one balloon payment on April 1, 2008.

International Importers, Inc. entered into five promissory notes dating from March 30, 2006 through May 24, 2006 totaling $200,000 with Selvin Passen. The interest rate for all the notes is based on the prime rate as published by Citibank, N.A. Interest payments are due each month commencing May 1, 2006, June 1, 2006 and July 1, 2006. The principle amount plus any unpaid interest is due in one balloon payment on April 1, 2008 for $170,000 of the notes and July 1, 2008 for the $30,000 note.

The total balance of $225,000 due to Selvin Passen is reflected as a long term liability in the accompanying consolidated financial statements.

NOTE H – CONTINGENCIES

The Company from time to time may be party to various litigation, claims or assessments. Management believes that the ultimate outcome of these matters will not have a material affect on our financial position or results of operations.

We are a defendant with a former employee of the Company whereby the former employee is seeking damages for unpaid salary of $1,000 a week from September 15, 1998 to October 17, 2001 and for 20,000 shares of our stock in which he alleges he tendered a check to the Company in the amount of $2,000. In August 2005 the Company prevailed and the court ordered the plaintiff to pay the Company $4,673 in attorney’s fees and costs.

The manufacturing, importation, distribution and sale of alcohol-based beverages is subject to regulation by the federal government through the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms (“BATF”), as well as by state and local regulatory agencies. Suppliers, distributors and retailers must be properly licensed in order to sell alcohol-based beverages. Any changes in laws or regulations or violations thereof could adversely affect our operations.

The Board of Directors has evaluated the financial condition of the Company and our prospects as a wine importer and distributor. The Board has determined that the interests of our stockholders might be better served by restructuring the Company or changing our business plan. As a result, on June 22, 2006, we entered into an asset purchase agreement with Qualmax, Inc., a Delaware corporation (“Qualmax”), which agreement was amended as of August 28, 2006, to acquire all of the assets of Qualmax in exchange for the assumption of the Qualmax liabilities and the issuance to Qualmax of shares of voting preferred stock of the Company. Following consummation of the transaction, Qualmax will own approximately 86% of the voting power of the Company, and the operations of Qualmax will be the operations of the Company. Our current Board of Directors and officers will also be replaced with designees of Qualmax (provided that one Board member shall be designated by Selvin Passen, M.D., our Chairman of the Board and a principal stockholder).

As a condition to and simultaneously with the asset acquisition, we will sell all of the shares of our wholly owned subsidiary International Importers, Inc. (“III”), the entity through which we currently conduct all of our operations. The III shares will be sold to International Spirits, LLC, a Nevada limited liability company (“International Spirits”), pursuant to a stock purchase agreement entered into among the Company, International Spirits and III as of June 22, 2006, and amended as of August 28, 2006. The purchaser will pay us $500,000 cash in consideration for the acquisition. International Spirits is controlled by Dr. Passen.

Consummation of these transactions is subject to a number of contingencies. One contingency to both agreements is that Dr. Passen make an additional investment in the Company of $1,500,000 in exchange for 7,500,000 shares of our common stock. No assurance can be given that consummation of these transactions will occur.

NOTE I – STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common Stock

In April 2005 the Company issued 200,000 common shares upon the exercise of options for $20,000.

Consulting Agreements and Option Grants

During the year ended May 31, 2005, the Company recorded an amortization expense of $12,291 relating to options granted in years prior to 2005. The expense was being recorded ratably over the term of each agreement and was fully amortized as of May 31, 2005.

In November 2004, the Company granted 325,000 options to purchase the Company’s common stock at an exercise price of $0.10 per share which expires on June 30, 2005 pursuant to an amended service agreement. The options were valued at $68,574 (based on a Black-Scholes valuation using zero dividends and 68% volatility, interest rate of 2.427% and a term of 190 days) and expensed immediately since they were for services previously rendered. The consultant performed services related to product promotion, general business, financing, and public/investor relations.

Under an agreement dated March 23, 2005 the Company acquired certain intellectual property ownership rights for various product brands from Maple Leaf Distillers, Inc., a related party. As payment for such rights the Company’s Chairman and principal stockholder transferred 750,000 common stock options held by him to Maple Leaf Distillers, Inc. The options were valued at $149,750 using a Black-Scholes option pricing method, using the following assumptions: 292% volatility, 4.3% interest rate, zero dividends and 4.156 expected term. The Company charged operations $149,750, which is included in General and Administration expenses which amount was treated as contributed capital.

During 2006 and 2005 variable options were repriced resulting in an expense of $200 in 2006 and a credit to expense of $346,800 in 2005 (see discussion below).

For the year ended May 31, 2006, we have granted 2,850,000 options to purchase our Common Stock in exchange for services rendered. The employees and consultant performed services related to product promotion, general business, financing, and public/investor relations. The total consisted of 2,550,000 options granted to employees at an exercise price equal to the fair value of the common stock on the grant date resulting in no compensation expense under the intrinsic value method of APB 25. The remaining 300,000 were granted to a non-employee resulting in an immediate expense of $45,000 based on a fair value method using a Black-Scholes option pricing computation with the following assumptions: common stock price of $0.18, exercise price of $0.18, volatility of 312%, dividends of zero, discount rate of 4.82%.

Contributed Services

During 2006 and 2005 our former Chief Executive Officer did not get paid a salary. We recorded an estimate of the services he provided as contributed capital with $10,000 in 2006 and $24,000 in 2005.

Subscription Note Receivable

The Company had been carrying a subscription note receivable as a component of equity and has been attempting to collect on it. During 2006 the Company expensed the full amount of the note plus accrued interest of $126,173 as bad debt expense. (see Note K)

Stock Option Plans

1. We have a Performance Equity Plan (the “Plan”) under which it may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options, and other stock-based awards to purchase up to 600,000 shares of Common Stock to officers, directors, key employees, and consultants. The Company may not grant any options with a purchase price less than fair market value of Common Stock as of the date of grant.

2. During October 2001, the Company adopted a stock option plan (“2001 Plan”) whereby we have reserved 5,000,000 shares of its Common Stock for purposes of granting options to purchase such shares pursuant to the Plan. Options are granted to its officers and employees by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the options is equal or greater than the fair market price of our Common Stock on the date the option is granted. The Plan terminates 10 years from its effective date.

For the years ended May 31, 2006 and 2005, a summary of the status of stock options was as follows:

	2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding-beginning of year	3,105,000	$0.40	4,155,000	$0.38
Granted	2,850,000	$0.21	325,000	$0.10
Exercised	0	$0.00	(200,000)	$0.10
Expired	(555,000)	$0.10	(400,000)	$0.48
Cancelled	(250,000)	$0.10	(775,000)	$0.10

Outstanding and exercisable- end of year	5,150,000	$0.34	3,105,000	$0.40

The following table summarizes option data as of May 31, 2006:

	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable
$0 to $0.99	5,150,000	4.20	0.34	5,150,000
$1 to $1.99	—	—	—	—
$2 to $2.99	—	—	—	—

	5,150,000			5,150,000

Under FASB Interpretation No, 44, Accounting for Certain Transactions Including Stock Compensation (An interpretation of APB No.25), our repriced options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Repriced options covering a total of 0 shares of our Common Stock were fully vested on issuance and are exercisable at $0 per share at May 31, 2006. On May 31, 2006, the closing price of our Common Stock was $0.23 per share. The increase in market price from the end of the prior year resulted in an expense adjustment of $200 for the year ended May 31, 2006, adjusting the previously recorded compensation adjustment for the year ended May 31, 2005. As long as the repriced options remain outstanding, the compensation adjustment remains subject to ongoing quarterly adjustments based on changes in the market price of our Common Stock. There are no longer any repriced options outstanding as of May 31, 2006.

NOTE J – INCOME TAXES

Our tax expense differs from the “expected” tax expense (benefit) for the years ended May 31, 2006 and 2005 (computed by applying the Federal Corporate tax rate of 35% and State tax rate of 5% to loss before taxes), as follows:

	2006	2005
Computed “expected” tax expense (benefit)	$(321,522)	$(319,213)

Stock based expenses	50,549	(138,720)

Contributed services	4,000	9,600

Other	(11,249)	—

Change in valuation allowance	(278,222)	(448,333)

	$—	$—

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at May 31, 2006 are as follows:

Deferred tax assets:
Net operating loss carry forward	$4,443,207

Adjustment to tax basis (of reporting)	(32,761)

Impairment loss	120,000

Total gross deferred tax assets	4,530,446

Less valuation allowance	(4,530,446)

Net deferred tax assets	$—

For the years ended May 31, 2006 and 2005, the Company had no current tax expense and a deferred tax benefit of approximately $278,222 and $448,333. The deferred tax benefit of $278,222 was offset by an increase to the valuation allowance for the same amount, resulting in no income tax expense.

At May 31, 2006, the Company had a deferred tax asset of approximately $4,530,446, which had a full valuation allowance taken against it.

We have a net operating loss carryforward of approximately $11,018,018 at May 31, 2006, which can be used to offset future taxable income through 2025.

The Company believes there is a limitation on the usage of Federal net operating losses under Internal Revenue Code Section 382.

NOTE K – RELATED PARTY TRANSACTIONS

The Chairman of the Board owns 22% of Maple Leaf Distillers, Inc.,(MLD) a supplier for the Company. Selvin Passen, the Chairman of the Board, was a Board Director of Maple Leaf Distillers, Inc. until July 2005. Mark Weber, Chief Financial Officer, provided consulting services to Maple Leaf Distillers, Inc. as well. Purchases of supplies from Maple Leaf Distillers, Inc. included in cost of goods sold approximated $239,811 and $104,402 for the fiscal years 2006 and 2005, respectively. Maple Leaf Distillers, Inc. also owns 5,500,000 shares of our Common Stock and warrants to purchase 1,500,000 additional shares, which represent approximately 15% of the total shares outstanding at May 31, 2006. Maple Leaf Distillers, Inc. is therefore a principal stockholder of the Company.

For the fiscal years ended May 31, 2006 and May 31, 2005 MLD was paid $259,620 and $127,474, respectively, for product, freight, marketing, and travel. We owed this related party $46,254 as of May 31, 2006 which is included in “Accounts Payable-Related Party”.

During the month of December 2005, Selvin Passen, our Chairman of the Board and largest stockholder, has initiated certain legal proceedings against Maple Leaf Distillers, Inc., our second largest stockholder, and Maple Leaf Distillers, Inc. principals Costas Ataliotis, a former

Director and Chief Executive Officer of the Company, and David Wolinsky. On December 6, 2005, Dr. Passen caused to be filed in Winnipeg, Canada, various Statements of Claim against, among others, Maple Leaf Distillers, Inc. On December 19, 2005, Dr. Passen filed a Complaint in Broward County, Florida, against, among others, Costas Ataliotis. Finally, Dr. Passen has filed a petition in Winnipeg, Canada, to have Maple Leaf Distillers, Inc. involuntarily adjudged bankrupt.

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

These actions were initiated by Dr. Passen on his own behalf and not on behalf of the Company. However, while attempting to work out a settlement with Maple Leaf Distillers, Inc. and Ataliotis regarding his own claims, Dr. Passen also sought assurances from Maple Leaf Distillers, Inc. as to the continuity of the co-branding agreement between Maple Leaf Distillers, Inc. and the Company upon consummation of the transaction with Angostura. Dr. Passen was never able to receive written confirmation of our ability to operate under the brand names upon consummation of the transaction with Angostura. Thus, while the initiation of these claims against Maple Leaf Distillers, Inc. and Mr. Ataliotis is unfortunate, Dr. Passen believes that they are in his best interest. Moreover, Dr. Passen believes that he has also continued to exercise his fiduciary responsibility to the Company and its stockholders by attempting to obtain assurances about the continuity of the co-branding agreement between Maple Leaf Distillers, Inc. and the Company.

The Company had an agreement with Maple Leaf Distillers, Inc., a related party distiller based in Canada (“MLD”), pursuant to which the Company acts as an importer of the MLD line of alcoholic beverages in the United States. The Company and MLD have entered into a joint venture agreement pursuant to which they will jointly develop and market additional products for importation into the United States. In this regard, we have gone to market with a new line of ready to drink cocktails called Norm’s Extreme Cocktails. This line of products was jointly developed and marketed by the Company and MLD. On January 13, 2006 MLD was placed into receivership, then on April 5, 2006 filed for bankruptcy. Currently we do not have a contract with a manufacturer for our ready to drink cocktails.

Under an agreement dated March 23, 2005 the Company acquired certain intellectual property ownership rights for various product brands from Maple Leaf Distillers, Inc., a related party. As payment for such rights the Company’s Chairman and principal stockholder transferred 750,000 common stock options held by him to Maple Leaf Distillers, Inc. The options were valued at $149,750 using a Black-Scholes option pricing method, using the following assumptions: 292% volatility, 4.3% interest rate, zero dividends and expected term of 4.15 years. The Company charged operations $149,750, included in General and Administration expenses which amount was treated as contributed capital.

We leased our office space on a month-to-month basis from a company in which the current Chairman of the Board is a partner. For the fiscal years ended May 31, 2006 and May 31, 2005, rent payments to this related party totaled $17,063 and $13,335, respectively. In addition, we paid $48,432 and $39,188 in 2006 and 2005 respectively, for accounting and office services to a company in which the current Chairman of the Board is a partner. We owed this related party $27 as of May 31, 2006 which is included in “Accounts Payable – Related Parties.”

At May 31, 2006 we owed our Chief Executive Officer $225,000 in notes payable, and $4,674 in accrued interest.

In July 2001, a consulting company owned by the daughter in law of the former Chairman of the Board, exercised stock options to purchase 800,000 shares of the Company’s Common Stock at $0.10 per share. The consulting company offset a $23,102 advance to the Company as a partial payment and the Company issued a three-year, interest-bearing note at prime plus 1% for the remaining amount of $56,898. In October 2001, the consulting company exercised stock options to purchase 500,000 shares of the Company’s common stock. The consulting company offset a $7,414 advance to the Company as a partial payment and issued to the Company a three-year, interest-bearing note at the prime interest rate for the remaining $42,586. The consulting company has defaulted on its obligation under the note and the Company has initiated a lawsuit to collect the amount due. During 2006 the Company expensed the full $126,173 of principal and accrued interest due as bad debt expense.

During 2006 and 2005 our former Chief Executive Officer did not get paid a salary. We recorded an estimate of the services he provided as contributed capital with $10,000 in 2006 and $24,000 in 2005.

NOTE L – VENDOR CONCENTRATIONS

We are dependent on a relatively small number of vendors as suppliers. As a result, the loss of one or more of our vendors could have a material adverse effect on our business, financial condition and results of operations.

Our primary vendors are located outside of the United States. As of May 31, 2006 the vendors were in Mexico, Australia, Italy, and Spain.

We have an exclusive distributorship agreement with a Mexican company, which maintains a vineyard and produces various types of wines and other related wine mixes. We have approval from the Federal Agency (Bureau of Alcohol, Tobacco, Firearms [BATF]) for the importation of wines into the United States from Mexico and includes provisions for minimum annual quantity commitments. The agreement expires August 30, 2006 with a three-year renewal option, if agreeable by both parties. The penalty for not meeting minimum commitment is loss of exclusive distributorship.

NOTE M – CONCENTRATIONS OF REVENUE AND ACCOUNTS RECEIVABLE

We are dependent on a relatively small number of distributors as customers. As a result, the loss of one or more of our distributors could have a material adverse effect on our business, financial condition and results of operations

Sales for May 31, 2006 is made up of 43% Wine, 53% Tequila, 4% Ready to Drink Cocktails and Spirits.

Sales for May 31, 2005 is made up of 36% Wine, 62% Tequila, 2% Ready to Drink Cocktails and Spirits.

Sales to three major customers totaled 77% of our total net sales, made up of $447,200 (62%), $54,265 (8%) and $51,199 (7%) in 2006.

Sales to three major customers totaled 70% of our total net sales, made up of $150,524 (29%), $149,475 (29%) and $62,894 (12%) in 2005.

Accounts Receivable at May 31, 2006 for three major customers totaled 72% of total Accounts Receivable made up of $36,299 (37%), $17,652 (18%) and $16,870 (17%).

NOTE N – SUBSEQUENT EVENTS

New World Brands, Inc. (the “Company”) entered into an asset purchase agreement with Qualmax, Inc., a Delaware corporation, as of June 22, 2006, which agreement was amended as of August 28, 2006, to acquire all of the assets of Qualmax. In consideration for the acquisition of the Qualmax assets, we will assume the Qualmax liabilities and will issue to Qualmax shares of our voting preferred stock. Following consummation of the transaction, Qualmax will own approximately 86% of the voting power of the Company. We anticipate that this transaction will be accounted for as a recapitalization of Qualmax.

As a condition to and simultaneously with the asset acquisition, we will sell all of the shares of its wholly owned subsidiary International Importers, Inc. (“III”), the entity through which the Company currently conducts all of its operations. The III shares will be sold to International Spirits, LLC a Nevada limited liability company (“International Spirits”), pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) entered into among the Company, International Spirits and III as of June 22, 2006, and amended as of August 28, 2006. The purchaser will pay to the Company $500,000 cash in consideration for the acquisition. International Spirits is controlled by Selvin Passen, M.D., Chairman of the Board and a principal stockholder of the Company.

Consummation of the these transactions is subject to a number of contingencies. One contingency to both agreements is that Dr. Passen make an additional investment in the Company of $1,500,000 in exchange for 7,500,000 shares of our common stock. No assurance can be given that consummation of these transactions will occur.

Qualmax is a specialized IT business solutions provider, communications equipment manufacturer, and research and development company focused on the deployment of best of breed VolP (or voice over internet protocol) networks, virtual private networks, wireless connectivity, direct call traffic routing and custom billing applications.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002