Form 10QSB
period 2006-08-31
NEW WORLD BRANDS INC
filed 2006-10-16
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarterly period ended August 31, 2006

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

340 West Fifth Street, Eugene, Oregon 97401
(Address of principal executive offices)

(541) 686-2900
(Issuer’s telephone number)

     Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Number of shares of common stock outstanding as of October 13, 2006: 44,303,939

Transitional Small Business Disclosure Format (check one): Yes ___ No   X

INDEX

                 Page
PART I  FINANCIAL INFORMATION

Item 1.             Financial Statements

Condensed Consolidated Balance Sheets
as of August 31, 2006 (Unaudited) and May 31, 2006                                     1

Condensed Consolidated Statements of Operations for the three
months ended August 31, 2006 (Unaudited) and 2005 (Unaudited)                                                     2

Condensed Consolidated Statements of Cash Flows
for the three months ended August 31, 2006 (Unaudited)
and 2005 (Unaudited)                                                                                                                                   3

Notes to Condensed Consolidated Financial Statements (Unaudited)                                                4

Item 2.        Management’s Discussion and Analysis or Plan of Operations                                                         12

Item 3.                    Controls and Procedures                                                                            15

PART II OTHER INFORMATION

Item 1.                     Legal Proceedings                                                       17

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds                             17

Item 3.                     Defaults Upon Senior Securities                                                       18

Item 4.                     Submission of Matters to a Vote of Security Holders                           18

Item 5.                     Other Information                                                                18

Item 6.             Exhibits                                                          18

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	August 31, 2006	May 31, 2006
	(UNAUDITED)
Assets:
Cash	$163	$6,075
Prepaid expenses	13,010	10,945
Accounts receivable	86,741	99,146
Inventory	215,356	250,035
Total current assets	315,270	366,201

Loan fees, net of accumulated amortization of $1,437 and
$1,006, respectively	288	719
Restricted certificate of deposit	25,816	25,000
Total assets	$341,374	$391,920

Liabilities and stockholders deficiency:
Accounts payable	$134,381	$89,460
Accrued liabilities	7,050	11,098
Accounts payable - related party	47,008	46,281
Accounts payable - employees	12,686	9,234
Current portion of deferred revenue	14,583	23,333
Line of credit	197,737	196,725
Total current liabilities	413,445	376,131

Note payable - stockholder	275,000	225,000
Total liabilities	688,445	601,131

Preferred Stock - $0.01 par value, 10,000,000 authorized,
none issued and outstanding.	-	-
Series A convertible Preferred Stock - $0.01 par value, 100 authorized,
none issued and outstanding.	-	-

Common stock - $0.01 par value, 50,000,000 shares authorized,
36,803,939 and 36,803,939 shares issued and outstanding
as of August 31, 2006 and May 31, 2006, respectively	368,040	368,040
Additional paid in capital	22,766,957	22,766,957
Accumulated deficit	(23,482,068)	(23,344,208)
Total stockholders' deficiency	(347,071)	(209,211)
Total liabilities and stockholders' deficiency	$341,374	$391,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended	Three Months Ended
	August 31, 2006	August 31, 2005

Revenues
Wine and spirit sales	$207,981	$377,269

Cost of goods sold	169,530	302,102

Gross Profit	38,451	75,167

Operating Expenses
Selling, general, and administrative	175,886	246,541
Depreciation and amortization	431	387
Stock option repricing adjustment	-	(4,800)

Total operating expenses	176,317	242,128
Loss from operations	137,886	166,961

Other Income (Expenses)
Interest expense	(9,560)	-
Distribution rights	8,750	8,750
Interest income	816	2,951

Total other income (Expenses)	(6)	11,701

Net loss	$(137,860)	$(155,260)

Basic and diluted (loss) per share of common stock:	$(0.00)	$(0.00)

Weighted average number of shares outstanding -
basic and diluted:	36,803,939	36,803,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the three Months Ended August 31, 2006 and 2005
(UNAUDITED)

	Three Months Ended	Three Months Ended
	August 31, 2006	August 31, 2005
Cash flow from operating activities:
Net loss	$(137,860)	$(155,260)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	431	387
Repricing of options	-	(4,800)
Contributed services	-	6,000
Changes in operating assets and liabilities:
Accounts receivable	12,405	(27,540)
Prepaid expenses	(2,065)	(22,241)
Inventory	34,679	(75,424)
Accrued interest on note receivable	-	(1,706)
Accounts payable	(1,333)	(1,394)
Accrued liabilities	(4,048)	(2,030)
Accounts payable - related party	46,981	87,493
Accounts payable - employees	3,452	(298)
Deferred revenue	(8,750)	(8,750)
Net cash used in operating activities	(56,108)	(205,563)

Cash flows from investing activities:
Investment in restricted certificate of deposit	(816)	-
Net cash provided by investing activities	(816)	-

Cash flows from financing activities:
Net borrowings (repayments) to stockholders	50,000	-
Net borrowings (repayments) line of credit	1,012	-
Net cash provided by financing activities	51,012	-

Net change in cash	(5,912)	(205,563)

Cash at beginning of period	6,075	325,072

Cash at end of period	$163	$119,509

Supplemental disclosure of cash flow information:
Interest paid	$9,560	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND GOING CONCERN

The condensed consolidated unaudited interim financial statements of New World Brands, Inc. (the “Company,” “we,” “us,” or “our”) and International Importers, Inc. (“Subsidiary”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion and to the knowledge of management, the accompanying condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which, in the opinion of management and based upon management’s knowledge of the Company’s business operations during the period presented, are necessary to present fairly our financial position and cash flows for the period presented. We note that none of the management personnel serving at the time of filing this Form 10-QSB, including those certifying this Form 10-QSB, were serving in any managerial or other capacity on with the Company during the period presented, and they have relied in their certifications upon information and records provided by prior management. The results of operations for the three month period ended August 31, 2006 are not necessarily indicative of the results of operations for the full year.

THE ACCOMPANYING CONDENSED UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS ARE PREPARED AND PRESENTED WITHOUT TAKING INTO EFFECT THE ACQUISITION OF ALL THE ASSETS OF QUALMAX, INC. OR THE DISPOSITION OF THE COMPANY’S WHOLLY-OWNED SUBSIDIARY INTERNATIONAL IMPORTERS, INC., OR OTHER RELATED TRANSACTIONS, WHICH TRANSACTIONS WERE CONSUMMATED AFTER THE QUARTER ENDED AUGUST 31, 2006 (NOTE G).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended May 31, 2006 included in our Annual Report on Form 10-KSB as filed with the SEC.

The accounting policies followed by us are set forth in the notes to condensed consolidated financial statements as set forth in our Annual Report on Form 10-KSB as filed with the SEC.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. We incurred ongoing substantial losses and used cash from operating activities in 2006, and in prior years. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. In the opinion of management, given the Company’s prospects and alternatives, particularly in light of the Company’s need for capital, its limited growth opportunities, and other relevant facts and circumstances, it was determined that the Company’s ability to continue as a going concern was best served by selling its wine and liquor distribution business and effecting a substantial reorganization and change of business plan in the form of the Sale Transaction and Purchase Transaction described in Note G.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The condensed consolidated unaudited interim financial statements include the accounts of New World Brands, Inc. and Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted FAS 123R effective with the year beginning June 1, 2006. With the adoption of this new statement, we may recognize substantially more compensation expense than would have been recorded under APB 25.

Earnings (Loss) Per Share

Basic net earnings (loss) per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted net earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on net earnings (loss) per share.

	Three Months Ended	Three Months Ended
	August 31, 2006	August 31, 2005
Numerator:
Net Loss - Basic	$(137,860)	$(155,260)
Net Loss - Diluted	$(137,860)	$(155,260)

Denominator
Denominator for basic loss per share
Weighted average shares	36,803,939	36,803,939

Effect of dilutive securities
Stock options	-	-

Denominator for diluted loss per share	36,803,939	36,803,939
Loss per share
Basic:	$(0.00)	$(0.00)
Diluted:	$(0.00)	$(0.00)

At August 31, 2006, 5,150,000 common stock share equivalents are excluded from the determination of diluted net loss per share, as the effect of such shares is non-dilutive.

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

NOTE C - LINE OF CREDIT AND NOTE PAYABLE - STOCKHOLDER

We executed a revolving line of credit for $200,000 on November 8, 2005 at a rate of 7.5% per annum. The interest rate is based on the Wall Street Journal prime rate published weekly. Upon default the interest rate may increase to 18% per annum. We started making monthly interest payments beginning December 8, 2005. Upon lenders demand, lender may declare the entire unpaid principal balance and all accrued unpaid interest immediately due. Collateral consists of inventory, chattel paper, accounts, equipment and general intangibles. The line of credit is guaranteed by Selvin Passen, M.D. The balance outstanding at August 31, 2006 was $197,737.

On April 26, 2006, New World Brands, Inc. entered into a promissory note with Dr. Passen, who was chairman of the board and our largest stockholder at such time. The interest rate is based on the prime rate as published by Citibank, N.A. Interest payments are due each month commencing June 1, 2006. The principal amount plus any unpaid interest is due in one balloon payment on April 1, 2008. An additional $50,000 was advanced under the note in the three months ended August 31, 2006. The balance at August 31, 2006 was $275,000. (See Note F)

NOTE D - CONTINGENCIES

From time to time the Company may be party to various litigation, claims or assessments. Management believes that the ultimate outcome of these matters is not likely to have a material affect on our financial position or results of operations.

We were a defendant with a former employee of the Company whereby the former employee sought damages for unpaid salary of $1,000 a week from September 15, 1998 to October 17, 2001 and for 20,000 shares of our common stock in consideraton of a check he alleged he tendered to the Company in the amount of $2,000. In August 2005, the Company prevailed and the court ordered the plaintiff to pay the Company $4,673 in attorney’s fees and costs.

The manufacturing, importation, distribution and sale of alcohol-based beverages is subject to regulation by the federal government through the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms as well as by state and local regulatory agencies. Suppliers, distributors and retailers must be properly licensed in order to sell alcohol-based beverages. Any changes in laws or regulations or violations thereof could adversely affect our operations.

NOTE E - PREFERRED AND COMMON STOCK AND OPTIONS

During October 2001, we adopted a stock option plan (“2001 Plan”) whereby the Company reserved 5,000,000 shares of common stock for purposes of granting options to purchase such shares pursuant to the 2001 Plan. Options may be granted to our officers and employees by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the options is equal to or greater than the fair market price of our common stock on the date the option is granted. The 2001 Plan terminates 10 years from its effective date.

In connection with the consummation of the Purchase Transaction (See Note G), we authorized and issued an aggregate of 100 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred"), to Qualmax Inc., which shares have voting rights on an as converted basis as a single class with our common stock, par value $.01 per share (the “Common Stock”), shall receive dividends on a converted basis when common stock dividends are declared, have a liquidation preference, and shall be convertible into 298,673,634 shares of Common Stock in accordance with our agreement governing the Purchase Transaction and the Certificate of Designation governing the terms of such Preferred Stock (the “Certificate Designation”). In addition, approval of at least 51% of the Series A Preferred is required to designate or issue any capital stock or capital stock equivalent, alter or change the rights of the Series A Preferred or amend the Certificate of Incorporation or By-Laws if such amendment would have an adverse effect on the rights of the holders of the Series A Preferred. All shares of Series A Preferred automatically convert upon filing by the Company of an amendment to its Certificate of Incorporation increasing the authorized shares of Common Stock to allow such conversion.

We follow the principles of FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" hereby upon the modification of a fixed stock option or award that variable accounting will apply to those options or awards. As a result of following variable accounting we recognized no expense, and a reduction of previously recognized expenses of ($4,800) for the three months ended August 31, 2006 and 2005, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

Relationship with MLD

Selvin Passen, M.D., our former Chairman of the Board, owns 22% of Maple Leaf Distillers, Inc., a former supplier for the Company (“MLD”), and was a member of the Board Directors of MLD until July 2005. Dr. Passen also loaned money to MLD and its affiliates. Mark Weber, our former Chief Financial Officer, provided consulting services to MLD as well. MLD also owns 5,500,000 shares of our common stock and warrants to purchase 1,500,000 additional shares, which represented approximately 15% of the total shares outstanding at August 31, 2006.

For the three months ended August 31, 2006 and 2005, we paid MLD advertising and other reimbursable expenses of approximately $0 and $17,974, respectively, which is included in general and administration expenses. As of August 31, 2006, we owed this related party $698 which is included in “Accounts Payable-Related Party”.

We have an agreement with MLD, pursuant to which we would act as an importer of the MLD line of alcoholic beverages into the United States. Pursuant to the joint venture agreement, we would jointly develop and market additional products for importation into the United States. In this regard, we went to market with a new line of ready to drink cocktails called Norm’s Extreme Cocktails. This line of products was jointly developed and marketed by us and MLD.

In addition, Dr. Passen, individually or through affiliates, loaned significant sums of money to MLD. These amounts were not re-paid. Dr. Passen alleges he is owed in excess of $2,000,000.

In November 2005, MLD announced that it was in the process of selling its assets to Angostura Limited (“Angostura”). Upon consummation of this transaction, certain secured creditors of MLD would be repaid; however, certain of MLD unsecured creditors, like Dr. Passen, would not be repaid. Dr. Passen was concerned about the effect this sale would have on our agreements with MLD and, despite several requests, was not able to obtain assurances that the agreements with MLD would be honored. Also, Dr. Passen was concerned that the determination to sell MLD assets to Angostura was an attempt to defraud, defeat or delay the creditors of MLD, which include Dr. Passen. Thus, Dr. Passen determined, upon consultation with his counsel, that it was in his best interest to initiate the claims described above to protect his interest in MLD.

In December 2005, Dr. Passen initiated certain legal proceedings against MLD and MLD’s principals Costas Ataliotis, a former Director and Chief Executive Officer of New World Brands, and David Wolinsky. On December 6, 2005, Dr. Passen caused to be filed in Winnipeg, Canada, various Statements of Claim against, among others, MLD. On December 19, 2005, Dr. Passen filed a Complaint in Broward County, Florida, against, among others, Costas Ataliotis. Finally, Dr. Passen has filed a petition in Winnipeg, Canada, to have MLD involuntarily adjudicated bankrupt. On January 31, 2006, MLD was placed into receivership and then on April 5, 2006 filed for bankruptcy.

These actions were initiated by Dr. Passen on his own behalf and not on our behalf. However, in connection with settlement discussions between Dr. Passen, MLD and Mr. Ataliotis, Dr. Passen attempted, though unsuccessfully, to obtain assurances from MLD as to the continuity of the co-branding agreement with MLD upon consummation of the transaction with Angostura.

Relationship with Dr. Passen

Until September 15, 2006, we leased our office space on a month-to-month basis from a company in which Selvin Passen, M.D., Chairman of the Board until September 15, 2006, is a partner. For the three months ended August 31, 2006 and 2005, rent payments to this related party totaled $1,590 and $5,158, respectively. In addition, for the three months ended August 31, 2006 and 2005, we paid $9,769 and $12,056 respectively, for accounting and office services to a company in which Selvin Passen, M.D. is a partner. As of August 31, 2006, we owed this related party $56 which is included in “Accounts Payable - Related Party”.

We have historically relied upon Dr. Passen to provide funds to the Company to continue its operations. Such funds have been provided to the Company by Dr. Passen in the form of one or more loans. As of August 31, 2006 and 2005, the amount of unpaid principal and accrued interest due to Dr. Passen were $282,049 and $0, respectively. The loans are evidenced by promissory notes which accrue interest at prime rate and become due beginning April 2008. (See Note C)

NOTE G - SUBSEQUENT EVENTS

On September 15, 2006, but prior to the consummation of the Purchase Transaction, we consummated the previously announced sale of the stock of our wholly owned subsidiary International Importers, Inc., a Florida corporation and the entity through which we previously conducted all of our operations (“III”) (the “Sale Transaction”). The shares were sold to International Spirits, LLC, a Nevada limited liability company controlled by Selvin Passen, M.D. (“International Spirits”). In connection with the sale of III we received $500,000 in cash.

Immediately following the sale of III, we acquired substantially all of the assets of Qualmax, Inc., a Delaware corporation (“Qualmax”), in exchange for 100 shares of our Series A Preferred (Note E) (the “Purchase Transaction”). Qualmax was a specialized IT and telecommunication solutions provider, equipment manufacturer and reseller, and research and development company, focused on the deployment of best of breed VoIP (voice over internet protocol) networks, virtual private networks, turnkey network design, wireless connectivity, and direct call traffic routing. Qualmax was and, as a result of the acquisition of the assets of Qualmax and the sale of III, the Company is now, engaged in the VoIP (voice over internet protocol) technology solutions business. The shares of Series A Preferred issued to Qualmax are convertible into an aggregate of 298,673,634 shares of our Common Stock in accordance with our agreement governing the Purchase Transaction and the Certificate of Designation governing the terms of the Series A Preferred, which shares represent approximately 86% of the aggregate voting power of the Company. Stockholders of the Company prior to the acquisition of Qualmax hold the remaining 14% of such voting power. In connection with the Purchase Transaction an entity controlled by Dr. Passen purchased 7,500,000 shares of our Common Stock for $1,500,000 on September 14, 2006.

In addition, approval of at least 51% of the holders of Series A Preferred is required to designate or issue any capital stock or capital stock equivalent, alter or change the rights of the Series A Preferred or amend the Certificate of Incorporation or By-Laws if such amendment would have an adverse effect on the rights of the holders of the Series A  Preferred. All shares of Series A Preferred automatically convert to Common Stock upon filing by the Company of an amendment to its Certificate of Incorporation increasing the authorized number of shares of Common Stock to allow such conversion.

As a result of the consummation of the Purchase Transaction, Qualmax holds approximately 86% of our voting power and our former stockholders hold approximately 14% of our voting power and the operations of Qualmax are now our operations. In addition, two of our former directors, Dr. Passen and Mark Weber, resigned at closing and were replaced with three designees of Qualmax and one designee of Dr. Passen. Our former officers, namely Dr. Passen, David Rudden and Mark Weber, also resigned at closing and were replaced with officers designated by Qualmax. As a result of the foregoing, Qualmax has significant control over the Company.

Also as a result of the consummation of the Purchase Transaction, the Company plans to engage a new independent accountant, Berenfeld, Spritzer, Shechter & Sheer, CPAs, for audit and review periods ending after August 31, 2006. The new independent accountant acted as independent accountant for Qualmax for Qualmax’s 2005 annual audit.

In connection with the Purchase Transaction, Qualmax and certain stockholders owned or controlled by Dr. Passen entered into a voting agreement (the “Voting Agreement”), pursuant to which they agreed, among other things, to vote their shares in favor of Qualmax’s and Dr. Passen’s designees to our Board of Directors through the 2009 annual meeting of stockholders.

The following table sets forth the names and ages of the new officers and directors of the Company effective September 15, 2006 (which date is subsequent to the end of the period presented):

Name    Age                    Position
M. David Kamrat             56        Chairman of the Board and Chief Executive Officer
Noah R. Kamrat        56        President and Director
Ian T. Richardson                    41        Vice President and Chief Financial Officer
Jacob M. Schorr               62        Director
Duy Tran           31        Vice President, Secretary and Director

The Purchase Transaction will be accounted for as a recapitalization of Qualmax and the financial statements just subsequent to the purchase transaction will consist of the historical balance sheet of both companies, the historical results of operations of Qualmax, and the operations of the legal parent, New World Brands, Inc. from the Purchase Transaction consummation date.

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

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a condensed basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition and GAAP. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Results of Operations

Revenue decreased to $207,891 for the three months ended August 31, 2006, from $377,269 for the three months ended August 31, 2005, a decrease of approximately 44%. The decrease in sales was primarily as result of a 58% decrease in our wine and tequila sales. Cost of sales decreased to $169,530 in the three months ended August 31, 2006, compared to $302,102 in the three months ended August 31, 2005, a decrease of approximately 44%, which decrease was the result of lower sales in wine and tequila.

Total expenses decreased to $176,317 for the three months ended August 31, 2006, from $242,128 for the three months ended August 31, 2005, a decrease of approximately 27%. Selling, general and administrative expenses decreased to $175,886 for the three months ended August 31, 2006, from $246,541 for the three months ended August 31, 2005, a decrease of approximately 29%, which decrease was due to a decrease in advertising, travel and accounting fees. Stock option repricing adjustment increased to $0 for the three months ended August 31, 2006, from ($4,800) for the three months ended August 31, 2005. We will no longer incur stock option repricing adjustment as the stock options that were subject to variable accounting have expired or been exercised.

Interest expense increased to $9,560 for the three months ended August 31, 2006 from $0 for the three months ended August 31, 2005.

The above factors contributed to a net loss of ($137,860) or ($.00) per share for the three months ended August 31, 2006 as compared to a net loss of ($155,260) or ($.00) per share for the three months ended August 31, 2005.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates we continue operations as a going concern. We have recurring net losses, including a net loss in the first three months of the year ended May 31, 2007 (“Fiscal 2007”) of ($137,860) and have cash used in operations in the first three months of Fiscal 2007 of ($56,108). These conditions raise substantial doubt about our ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In the past, we have funded our cash requirements from sales of product, bank borrowings and sales of equity securities and loans from Selvin Passen, M.D. Moreover, we have also issued equity securities in exchange for services rendered. To date, sales of our products have not been sufficient to fund cash requirements. We have continuing negative cash flow from operating activities. Thus, we have relied heavily on borrowings and/or sales of our securities and loans from Selvin Passen, M.D. Our ability to continue to rely on previous sources of capital is increasingly in question, and we face a critical need for additional capitalization.

We had negative working capital of $98,175 at August 31, 2006. We also received loans of $275,000 made by one of our officers. However, we incurred substantial losses in the years ended May 31, 2006 and 2005. These conditions have raised substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities decreased to $56,108 for three months ended August 31, 2006 from $205,563 for the three months ended August 31, 2005. The decrease was due primarily to several factors. Our net loss decreased to $137,860 for the three months ended August 31, 2006 from $155,260 for the three months ended August 31, 2005. Spending on inventory decreased by $34,679 for the three months ended August 31, 2006 versus an increase $75,424 for the three months ended August 31, 2005. Accounts payable decreased by $1,333 for the three months ended August 31, 2006 versus a decrease of $1,394 for the three months ended August 31, 2005. Accounts receivable decreased by $12,405 for the three months ended August 31, 2006 versus a increase of $27,540 for the three months ended August 31, 2005.

Net cash provided by financing activities increased to $51,012 for the three months ended August 31, 2006 from $0 for the three months ended August 31, 2005 due to an increase in our line of credit and loans from Selvin Passen, our former Chairman of the Board, during the three months ended August 31, 2006.

The Board of Directors evaluated the financial condition of the Company and our prospects as a wine importer and distributor. Following such determination, the Board determined that it was advisable and in the best interests of our stockholders to restructure the Company and change its business plan. In light of the foregoing, on September 15, 2006, we sold our wine importer and distributor business and immediately thereafter acquired the assets of Qualmax. As a condition to this transaction, we sold the stock of our wholly owned subsidiary International Importers, Inc., in consideration for $500,000 in cash. Moreover, as a condition to this transaction, an entity controlled by Dr. Passen purchased 7,500,000 shares of our Common Stock for $1,500,000 on September 14, 2006.

As a result of these series of transaction, we received an infusion of $2,000,000 in additional capital. Management believes that these amounts will be sufficient to fund working capital in order to continue as a going concern, although without additional capital it is possible that at some point we may not be able to continue some or all of our different lines of business operations and still remain a going concern, and the Company intends to continue to actively seek additional capital. If capital is insufficient we may need to consider limiting or discontinuing business operations that are unprofitable or speculative in the near term, even if management continues to believe that those lines of business are likely to be profitable or valuable in the longer term. However, no assurance can be given that as a result of market changes, business operations or management decisions we will not need additional capital sooner and that, if we do face such a need, additional capital will be available when needed in adequate amounts or on terms acceptable to us.

Critical Accounting Policies

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of the accounting principles requires that management make estimates about the future resolution of existing uncertainties and that affect the reported amounts of assets, liabilities, revenues, expenses which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements giving due regard to materiality.

Revenue Recognition and Accounts Receivable

We follow the criteria of the SEC Staff Accounting Bulletin 104 for revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

We recognize revenue upon acceptance of delivery of its product by its customers at agreed prices which is when the title transfers at the shipping point. Based on market conditions, we or our suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier-sponsored promotion may be recoverable in whole or in part from the supplier. We follow the guidance of Emerging Issues Task Force (EITF) Issue 09-9 “Accounting for Consideration Given by a Vendor to a Customer” and (EITF) Issue 02-16 “Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors.” Accordingly, any incentives received such as free promotional products, discounts or rebates are recognized as a reduction of the cost of products. Promotional products given to customers are recognized as a cost of sales, net of any charge-backs received from vendors. Cash incentives provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales. Shipping and handling fees are recorded as revenues and the related costs are recorded as costs of sales. However, one single exception for Fiscal 2007 and 2006 was the revenue realized from our three-year agreement entered into in 2004 with an individual pursuant to which the individual was granted the exclusive rights to market and sell Xtreme Delight cocktails in the Country of Honduras in consideration for a fee of $105,000. We are amortizing this revenue over the three-year term of the agreement.

Accounts receivable is reported at anticipated realizable value. We estimate our allowance for doubtful accounts based on a specific identification basis and additional allowance as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within sixty days from the invoice date and management reviews the customer accounts on a routine basis to determine if an account should be written off. There was no allowance for bad debt at August 31, 2006 and no bad debt expense during the first three months of Fiscal 2007.

We market our products to a diverse customer base in the United States and in other countries. Credit is extended after a credit review by management, which is based on a customer's ability to perform its obligations. Such reviews are regularly updated. Accounts receivable at May 31, 2006 and August 31, 2006, were $99,146 and $79,687, respectively.

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

Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the disclosures set forth in Item 1 of Part II in the Company’s Quarterly Report on Form 10-QSB for the quarter ended February 28, 2006. There have been no material changes or developments to the disclosures set forth therein.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.      OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

2.1
Asset Purchase Agreement dated June 22, 2006, by and between New World Brands, Inc. and Qualmax, Inc. (incorporated by reference to to the Company’s Current Report on Form 8-K dated June 22, 2006, as filed with the Securities and Exchange Commission on June 23, 2006)

2.2
Stock Purchase Agreement dated June 22, 2006, by and among International Spirits, LLC, New World Brands, Inc., and International Importers, Inc. (incorporated by reference to to the Company’s Current Report on Form 8-K dated June 22, 2006, as filed with the Securities and Exchange Commission on June 23, 2006)

2.3
Amendment No. 1 to Asset Purchase Agreement, dated as of August 28, 2006, by and between New World Brands, Inc. and Qualmax, Inc. (incorporated by reference to the Company’s Current Rerpot on Form 8-K dated August 28, 2006, as filed with the Securities and Exchange Commission on August 29, 2006)

2.4
Amendment No. 1 to Stock Purchase Agreement, dated as of August 28, 2006, by and among International Spirits, LLC, New World Brands, Inc., and International Importers, Inc. (incorporated by reference to the Company’s Current Rerpot on Form 8-K dated August 28, 2006, as filed with the Securities and Exchange Commission on August 29, 2006)

3.1	Certificate of Incorporation (incorporated by reference to the Company’s m Registration Statement on Form S-18 - Commission File No. 33-8166B, dated August 20, 1986).

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995).

3.3
Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to the Company’s Information Statement of Schedule 14C as filed with the Securities and Exchange Commission on November 30, 2001).

3.4
Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to the Company’s Information Statement of Schedule 14C as filed with the Securities and Exchange Commission on March 31, 2003).

3.5	Certificate of Designation dated August 30, 2006. *

3.6	By-Laws (incorporated by reference from the Company’s Registration Statement on Form S-18-Commission File No. 33-8166B, August 20, 1986).

4.1	2001 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on April 24, 2002).

31.1         Certification of CEO Pursuant to Section 302*

31.2         Certification of CEO Pursuant to Section 302*

32	Certification of CEO and CFO Pursuant to Section 906*

99.1
Stock Subscription Agreement by and between New World Brands, Inc. and Oregon Spirit, LLC, dated August 28, 2006 (incorporated by reference to the Company’s current report on Form 8-K dated August 28, 2006, as filed with the Securities and Exchange Commission on September 8, 2006)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Dated: October 16, 2006                                                                      By: /s/ M. David Kamrat
                               M. David Kamrat
       Chief Executive Officer and Chairman of the Board

Dated: October 16, 2006                                             By: /s/ Ian T. Richardson
   Ian T. Richardson
   Chief Financial Officer and Vice President