Form 10QSB
period 2006-09-30
NEW WORLD BRANDS INC
filed 2006-11-20
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the quarterly period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number 033-91432

NEW WORLD BRANDS, INC.
(Exact name of small business issuer as specified in its charter)

              Delaware             02-0401674
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

340 West Fifth Street, Eugene, Oregon 97401
(Address of principal executive offices)

(541) 868-2900
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

Number of shares of common stock outstanding as of November 17, 2006: 44,303,939

Transitional Small Business Disclosure Format (check one): Yes ___  No   X

INDEX
                                                                 Page
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
as of September 30, 2006 (Unaudited)                                                                                  1

Condensed Consolidated Statements of Operations for the three and nine
months ended September 30, 2006 (Unaudited) and 2005 (Unaudited)                                      2

Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2006 (Unaudited) and 2005 (Unaudited)                            2

Notes to Condensed Consolidated Financial Statements (Unaudited)                                     3

Item 2.  Management’s Discussion and Analysis or Plan of Operation                                          10

Item 3.  Controls and Procedures                                                               27

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  27

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                            28

Item 3.  Defaults Upon Senior Securities                                                          28

Item 4.      Submission of Matters to a Vote of Security Holders                                               28

Item 5.  Other Information                                                                   28

Item 6.  Exhibits                                                                             28

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
New World Brands, Inc. and Subsidiary
Condensed Consolidated Balance Sheet as of September 30, 2006

Balance Sheet as at Sep 30, 2006
	(Unaudited)
Assets
Cash	$1,078,944
AR	1,392,666
Inventory	1,615,296
Other Current Assets	454,983
Current Assets		$4,541,889
Fixed Assets	2,396,484
Other Assets	3,277,030
Long Term Assets		5,673,514
Total Assets		10,215,402

Liabilities and Stockholders Equity
AP and Accrued Liabilities	1,485,441
Other Current Liabilities	1,084,673
Current Liabilities		2,570,114
Long term Debt	617,738
Other Long term Liabilities	182,024
Long Term Liabilities		799,762

Preferred Stock - $0.01 par value, 10,000,000 authorized, none issued and outstanding
Series A convertible Preferred Stock - $0.01 par value, 100 authorized, 100 issued and outstanding
Common stock - $0.01 par value, 50,000,000 shares authorized, 44,303,939 shares issued and outstanding as at sep 30, 2006

Common Stock	443,040
Preferred Stock	1
Paid In Capital	31,500,029
Retained Earnings	(22,030,552)
Current Year Income to RE	(3,042,149)
Acc'd Other Comp- Translation	(24,843)
Shareholders Equity		6,845,527
Total Liabilities and Equity		10,215,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(UNAUDITED)

Income Statement for the Three Months Ended Sep 30
	(Unaudited)	(Unaudited)
	2005	2006
Net revenue	7,687,616	4,965,036
cost of sales	5,843,447	4,216,998
Gross Profit	1,844,169	748,038
Sales, General and Administrative	528,230	1,141,514
Depreciation and Amortization	71,573	196,215
Interest Expense	22,791	57,302
Other Income	6,686	27,617
Provision for Taxes	67,471	-
net income	1,160,791	(619,376)

Income Statement for the Nine Months Ended Sep 30
	(Unaudited)	(Unaudited)
	2005	2006
Net revenue	15,622,503	$14,941,809
cost of sales	12,606,246	$12,945,991
Gross Profit	$3,016,257	$1,995,818
Sales, General and Administrative	$1,401,299	$3,454,907
Depreciation and Amortization	136,573	$1,513,164
Interest Expense	58,278	$146,893
Other Income	11,471	$80,476
Provision for Taxes	88,671	$3,479
Net income	$1,342,907.62	($3,042,148)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(UNAUDITED)

Statement of Cashflows for the Nine Months Ended Sep 30
	(Unaudited)	(Unaudited)
	2005	2006

cashflow from operations	$(1,145,600)	$(992,479)

investing activities	(136,979)	(1,720,049)

financing activities	1,129,420	1,801,996

net change in cashflow	(153,159)	(910,532)

opening cash	930,037	$1,989,475

closing cash	776,878	$1,078,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND GOING CONCERN

The condensed consolidated unaudited interim financial statements of New World Brands, Inc. (the “Company,” “we,” “us,” or “our”) and IP Gear, Ltd. (“Subsidiary”) were prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion and to the knowledge of management, the accompanying condensed consolidated unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) which, in the opinion of management and based upon management’s knowledge of the Company’s business operations during the period presented, are necessary to present fairly the Company’s financial position and cash flows for the period presented. The results of operations for the three month and nine month period ended September 30, 2006 are not necessarily indicative of the results of operations for the full year.

As discussed in our Current Reports on Form 8-K, filed September 21, August 29, and June 23, 2006 and our Quarterly Report on Form 10-QSB, filed October 16, 2006, in June 2006, we determined to change our business plan by selling our wine and spirits business for the sum of $500,000 (the “Sale Transaction”), selling 7,500,000 shares of our common stock for $1,500,000 (the “Private Equity Investment”), and acquiring substantially all of the assets of Qualmax, Inc. (“Qualmax”) in exchange for shares of the Company’s preferred stock (see Note E) (the “Reverse Acquisition”). The Private Equity Investment was consummated on September 14, 2006, and the Sale Transaction and Reverse Acquisition were consummated on September 14 and 15, 2006, respectively. As a result of the Sale Transaction and Reverse Acquisition the Company is no longer in the wine and spirits business, and the business formerly operated by Qualmax is now operated by the Company, meaning that New World Brands, Inc. is now a specialized IP communications solutions provider, equipment reseller, manufacturer and research and development company, and VoIP service provider, focused on the deployment of best of breed VoIP networks, virtual private networks, turnkey network design, wireless connectivity, and direct call traffic routing.

In furtherance of treating the Sale Transaction and Reverse Acquisition as a reverse acquisition for accounting purposes, the board of directors of the Company and the board of directors of Qualmax (collectively the “Boards”) have agreed that for accounting purposes they have treated the transactions as a reverse acquisition of Qualmax by the Company, and have since the time of the consummation intended the transaction to ultimately result in a downstream merger of the Company and Qualmax, and, in furtherance thereof, the Boards have each determined that Qualmax with and into the Company (the “Merger”), and in connection therewith, the separate corporate existence of Qualmax shall cease.

The Boards have agreed that certain events (the “Merger Events”) are required to be taken in order to effectively consummate the transactions contemplated thereby, including, without limitation, certain amendments to the certificate of incorporation of the Company to, among other things, increase the authorized number of shares of common stock of the Company, the resultant conversion of the Series A Preferred Stock into shares of the Company’s common stock, any filings necessary to complete the Merger, and the approval by the stockholders of the Company and Qualmax.

Under GAAP, the acquisition of Qualmax has been accounted for as a reverse acquisition and Qualmax has been treated as the acquiring entity for accounting and financial reporting purposes.  As such, our consolidated financial statements will be presented as a continuation of the operations of Qualmax and not New World Brands.  Accordingly, the accompanying financial statements consist of the balance sheet of both the Company and Qualmax as of September 30, 2006, and the results of operations of Qualmax for the three and nine months ended September 30, 2006 and 2005, as well as the results of operations of the Company from September 15 - 30, 2006.  As a result of the Reverse Acquisition, the Company’s fiscal year changed from May 31 to December 31.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these financial statements be read in conjunction with the year-end and interim financial statements and notes thereto, and additional information, included in our prior annual, quarterly and current reports on Forms 10-KSB, 10-QSB and 8-K, as filed with the SEC.

The accompanying condensed consolidated unaudited interim financial statements have been prepared in conformity with GAAP and contemplate continuation of the Company as a going concern. We incurred ongoing substantial losses and used cash from operating activities in 2006 and in prior years. These conditions raise substantial doubt about our ability to continue as a going concern without access to substantial additional capital or undertaking a restructuring or discontinuance of non-profitable business divisions or activities. These condensed consolidated unaudited interim financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The condensed consolidated unaudited interim financial statements include the accounts of the Company and Subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts receivable, valuation of stock based fees paid and repricing of options and valuation of deferred tax assets.

Inventory

Inventory is comprised of finished goods and work in progress, valued at the lower of cost or market, determined on a first in first out basis. Market represents the lower of replacement cost or net realizable value on inventories as a whole. Inventories are comprised principally of high technology telephone switching equipment, which facilitates the transfer of electronic data, particularly voice data, known as VoIP. Due to rapid technological advancements in the industry, inventories may, from time to time, be subject to impairment and obsolescence. The Company records an allowance for slow-moving and obsolete inventories based upon a periodic review and analysis of inventories on hand. As of September 30, 2006, the Company recorded an allowance for its slow-moving and potentially obsolete inventories of $345,578.

Accrual Method, Revenue Recognition

The accompanying consolidated financial statements have been prepared using the accrual method of accounting. Revenues are recognized as services are rendered or as products are delivered to customers. Amounts received from customers in advance are recorded as customer deposits and classified as other current liabilities.

Accounts Receivable

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. The allowance for doubtful accounts as of September 30, 2006 was $177,963.

Business Concentrations

The Company did not have any single supplier that represented more than ten percent of purchases or any single customer that represented more than ten percent of sales during the nine month period ended September 30, 2006.

Impairment of Long-Lived Assets and Long-Lived Assets Subject to Disposal

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for Asset Impairment”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Assets subject to disposal are reported at the lower of the carrying amount or fair value less costs to sell. There were no asset impairments during the nine month period ended September 30, 2006.

Income Taxes

The Company accounts for income taxes using SFAS No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Subsidiary files an individual income tax return in Israel. U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by the Subsidiary unless the earnings can be repatriated in a tax-free or cash-flow neutral manner.

Leases

In accordance with SFAS No. 13 “Accounting for Leases”, the Company performs a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, the Company determines an estimated cost of capital to calculate the present value.

Compensated Absences

Compensated absences for sick pay and personal time have not been accrued since they cannot be reasonably estimated. The Company’s policy is to recognize these costs when they are actually paid. Management believes the effect of this policy is not material to the accompanying consolidated financial statements.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. The Statement is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company was required to adopt SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123(R). The Company utilizes the “modified retrospective” method of accounting in the adoption of this standard.

Software Costs

The Company capitalizes certain costs associated with software development in accordance with statement of Financial Accounting Standard #86 (FASB No.86) “Accounting for the costs of computer software to be sold, leased, or otherwise marketed.” The Company amortizes costs over 3 years, the estimated useful life of the asset.

Research and Development

Expenditures for research and development are charged to operations as incurred.

Foreign Currency Translation

IP Gear, Ltd.’s functional currency is the New Israeli Shekel, its local currency. Accordingly, balance sheet accounts are translated at exchange rates in effect at the end of the period and year and income statement accounts are translated at average exchange rates for the period and year.  Translation gains and losses are included as a separate component of stockholders’ equity as cumulative translation adjustments. Foreign currency transaction gains and losses are included in other income and expenses.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At September 30, 2006, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments.

New World Brands, Inc.
Earnings Per Share information
	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
Numerator:
Net Loss - Basic	$1,160,791	$(619,376)
Net Loss - Diluted	$1,160,791	$(619,376)

Denominator
Denominator for basic loss per share
Weighted average shares	36,803,939	44,303,939

Effect of dilutive securities
Stock options	0	0

Denominator for diluted loss per share	36,803,939	44,303,939
Earnings/(Loss) per share
Basic:	$0.0315	$(0.0140)
Diluted:	$0.0315	$(0.0140)

At September 30, 2006, 100 Series A Preferred Shares that are outstanding and convertible to 298,673,634 common shares upon increase in Company's authorized common stock are excluded from the determination of diluted net loss per share, as the effect of such shares is non-dilutive.

At September 30, 2006, 5,475,000 common stock share equivalents are excluded from the determination of diluted net loss per share, as the effect of such shares is non-dilutive.

Financial Instruments, Cash and Cash Equivalents

Financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, lines of credit and notes payable. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein are based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, certificates of deposit, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair values due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.
Property and Equipment

Property and equipment are recorded at cost. For financial statement purposes, depreciation of software, furniture and equipment is computed using the straight-line method over estimated useful lives of the assets while leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their respective leases. Expenditures for replacements, maintenance and repairs that do not extend the lives of the assets are charged to operations as the expenses are incurred. When assets are retired, sold or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts, and resulting gains or losses are reflected in the year of disposal.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an Amendment of APB No. 29”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchange of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance”. This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS No. 143, “Asset Retirement Obligations”. FIN 47 clarifies that the “conditional asset retirement obligation,” as used in SFAS No. 143, includes a legal obligation associated with the retirement of a tangible long-lived asset for which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on accounting for reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also provides guidance on the correction of an error by restating previously issued financial statements.  This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect Financial Accounting Standards Board Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections to have a material effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

NOTE C - LOANS AND NOTES PAYABLE

Bank of America Loan. Qualmax entered into a loan agreement with Bank of America on April 20, 2005 in the original principal amount of $2,000,000 (the “BoA Loan”). Effective September 15, 2006, the BoA Loan agreement was modified, for an adjusted principal amount of $984,323. The loan term was extended to March 31, 2007. Interest on the principal amount accrues at a rate of 3% over the lender’s Prime Rate (the lender’s Prime Rate was 8.25% as announced June 29, 2006), payable monthly in arrears. The loan agreement includes certain affirmative covenants, including, without limitation, a financial reporting requirement (quarterly, 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5:1.0. As of September 30, 2006, the Company was in compliance with these ratios. The loan is in the name of Qualmax, is unconditionally guaranteed by the Company and personally by M. David Kamrat, the Company’s current Chief Executive Officer, and is secured by a pledge of all the Company’s stock owned by Qualmax (consisting, as of November 17, 2006, of 100 shares of the Company’s Series A Preferred Stock) (see Note E). Bank of America has indicated to the Company that, at present, it does not intend to further extend or renew the BoA Loan, and management is actively seeking to secure substitute financing and provide for payment of loan principal on or before the maturity date.

B.O.S. Loan. In relation to the “BOS Acquisition,” as described in Part I, Item 2 of this Quarterly Report on Form 10-QSB under the heading Brief Company History, Qualmax guaranteed payment of a loan from B.O.S. Better Online Solutions, Ltd. (“BOS”) to the Subsidiary in the original principal amount of $1,000,000 (the “BOS Loan”). In partial repayment of principal, Qualmax has issued shares of its common stock to BOS, and, as a result, the principal balance of the BOS Loan as of November 17, 2006 had been reduced to $400,000. The rate of interest on the principal amount is 2.5% above the Wall Street Journal prime rate, up to a maximum of 12%, payable monthly in arrears. In addition to interest payments, amortized payments of remaining principal begin on July 1, 2007, with a final payment due March 1, 2008. In addition, the loan shall be immediately repaid in the event Qualmax raises, by way of equity financing (or a series of equity financings), an aggregate amount equal to at least $4,500,000 (measured from December 31, 2005). The BOS Loan is secured by a security interest in all the assets of

IP Gear, Ltd. (including without limitation its intellectual property). The BOS Loan and security interest is subordinated to the BoA Loan.

Previously reported loans. All other loan or debt obligations of the Company existing prior to September 15, 2006, including the Company’s line of credit and the Company’s loans from former chairman of the board Dr. Selvin Passen, were paid in full or assumed in full by other parties prior to or as a result of the Reverse Acquisition.

NOTE D - COMMITMENTS AND CONTINGENCIES

Litigation, claims, assessments. From time to time, the Company may be party to various litigation, claims or assessments. Based upon information currently available to management, management believes that the ultimate outcome of these matters is not likely to have a material affect on our financial position or results of operations. However, the matter described as the Blackstone Litigation is in its earliest stages, and management has not had an opportunity to fully investigate the merits of the case accurately or estimate costs of defense. The Company carries no reserves specifically to fund defense of any matter or matters or to pay any potential claims or assessments. See description of pending litigation matters, Legal Proceedings, Part II, Item 1.

BOS royalties. Pursuant to the terms of the BOS Acquisition, as described in Part I, Item 2, under the neading Brief Company History, the Company is required to pay to BOS $800,000 in royalties at a rate of 4% from revenues generated from the products and technology purchased from BOS (the IP Gear, Ltd. product line), payable quarterly, with the entire $800,000 due no later than March 31, 2009. If the aggregate gross sales received by the Company on the royalty base business for the period ending on the third anniversary of the closing date is less than $20 million, then a modified royalty rate is due to BOS ninety days after that anniversary, equal to the quotient of $800,000 divided by the aggregate gross sales received by the Company on sales generated by the royalty base business for the period ending on the third anniversary of the closing date, and the Company must pay BOS any difference between the royalty consideration actually paid and the amount earned using the modified royalty rate. The Company may in its discretion offer BOS the option to receive all or part of the royalty consideration in common stock of the Company in lieu of cash royalty payments. At present management expects that the entire royalty amount will have been paid as a result of sales before March 31, 2009, as long as revenues generated from IP Gear, Ltd. sales reach $20,000,000 for the period January 1, 2006 to March 31, 2009.

NOTE E - PREFERRED AND COMMON STOCK, OPTIONS AND WARRANTS

Preferred Stock. In connection with the consummation of the Reverse Acquisition, we authorized and issued an aggregate of 100 shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”) to Qualmax. The shares have voting rights on an as-converted basis and vote together as a single class with our common stock, par value $.01 per share (the “Common Stock”). Holders of Preferred Stock shall receive dividends on an as-converted basis when Common Stock dividends are declared, have a liquidation preference, and shall be convertible into 298,673,634 shares of Common Stock in accordance with our agreement governing the Reverse Acquisition and the Certificate of Designation governing the terms of such Preferred Stock (the “Certificate of Designation”). In addition, approval of at least 51% of the shares of Preferred Stock is required to designate or issue any capital stock or capital stock equivalent, alter or change the rights of the Preferred Stock or amend the Certificate of Incorporation or By-Laws if such amendment would have an adverse effect on the rights of the holders of the Preferred Stock. All shares of Preferred Stock automatically convert upon filing by the Company of an amendment to its Certificate of Incorporation increasing the authorized shares of Common Stock to allow such conversion.

Options. During October 2001, we adopted a stock option plan (the “2001 Plan”) whereby the Company reserved 5,000,000 shares of Common Stock for purposes of granting options to purchase such shares pursuant to the 2001 Plan. Options may be granted to our officers and employees by the board of directors and to members of the board on a non-discretionary basis, provided that the exercise price of the options is equal to or greater than the fair market price of our Common Stock on the date the option is granted. The 2001 Plan terminates 10 years from its effective date. All stock options granted under the 2001 Plan have become vested and are exercisable. As of September 30, 2006, there were outstanding options granted by the Company to purchase a total of 3,175,000 shares of Common Stock, currently exercisable as follows: 2,550,000 shares at an exercise price of $0.18 per share

(expiring October 15, 2011); 300,000 shares at an exercise price of $0.50 per share (expiring May 31, 2010); and 325,000 shares at an exercise price of $0.25 per share (expiring September 15, 2008).

Warrants. As of September 30, 2006, there were outstanding warrants issued by the Company to purchase a total of 2,250,000 shares of Common Stock, currently exercisable at a price of $0.50 per share. All of the warrants expire on May 19, 2009.

NOTE F - RELATED PARTY TRANSACTIONS

Former relationship with MLD.

The Company’s relationship with Maple Leaf Distillers, Inc., as described in Item I, Note F of our Quarterly Report on Form 10-QSB filed October 16, 2006, terminated as a result of the Reverse Acquisition.

Relationship with Dr. Selvin Passen.

After September 15, 2006, as a result of the Reverse Acquisition, the Company no longer leases office space from a company affiliated with Dr. Selvin Passen, or any other related party, and the Company is not obligated under any loans from Dr. Passen. However, Dr. Passen continues to hold certain warrants for the purchase of shares of Common Stock and Qualmax stock, which warrants are currently exercisable (see Note E).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial operations. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company has a short operating history and is operating in a rapidly changing industry environment, and its ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a condensed basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition and GAAP. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview of Business

As a result of the Reverse Acquisition, the Company is now a specialized IP communications solutions provider, equipment reseller, manufacturer, research and development company, and VoIP service provider, focused on the deployment of best of breed VoIP networks, virtual private networks, turnkey network design, wireless connectivity and direct call traffic routing. “VoIP,” or Voice over Internet Protocol, also called IP Telephony, Internet telephony, Broadband telephony, Broadband Phone, Voice over Broadband or voice over packet networks, is the routing of voice conversations over the Internet or through any other IP-based network. “GSM” is short for Global System for Mobile Communications, a leading digital cellular system using narrowband TDMA, that has become a cellular standard in Europe and Asia.

IP Telephony uses an IP network to perform voice communications that have traditionally been conducted by conventional private branch exchange (“PBX”) telephone systems used by enterprises and by the public switched telephone network (the “PSTN”). IP Telephony uses IP network infrastructure, such as a local area network (“LAN”) or a wide area network (“WAN”) to replace the telephony functions performed by an organization’s PBX telephone system. “Convergence” is a term generally used to describe the manner in which voice and video communications technology is converging with data communications onto the IP network. “IP communications” is a term generally used to describe data, voice and video communications using an IP network. In addition to offering potential long-term cost savings, implementation of IP telephony allows enterprises to reap other benefits of participating in the growing trend of communications technology convergence.

Brief Company History.

Effective September 15, 2006, the Company sold its wine and spirits distribution business and acquired substantially all of the assets of Qualmax. Qualmax was formed by the father and son team of David and Noah Kamrat as a value added reseller (VAR) of IP communications equipment manufactured by companies such as Cisco Systems, Excel, Sun Microsystems, Redback and Valiant, serving mid-level carriers and VoIP service providers. Qualmax reinvested a share of its operating profits into a related venture, launching a new corporate division called “iNode” focusing on telephony services. iNode provides the type of VoIP services provided or purchased by Qualmax’s equipment customers. Qualmax’s equipment customer and vendor bases provide a ready market for iNode’s wholesale international VoIP origination and termination services, and allow Qualmax to pursue a single broader business vision, buying and selling both equipment and services to and from various VoIP carriers and related service providers. The symbiotic relationship between Qualmax and iNode is the inspiration for the IP Gear Connect™ packaged equipment and service program. Qualmax grew from revenues and net income in 2003 of $7.8 million and $203,675 (respectively), to $12.7 million and $591,082 in 2004, and $18 million and $204,006 in 2005. During those periods, Qualmax was strictly a reseller of other manufacturers’ products and conducted no meaningful development or manufacturing operations.

In late 2005, Qualmax undertook a series of steps intended to facilitate its entry into proprietary technology development and product manufacturing, in pursuit of a business plan to produce greater long term shareholder value by creating and owning its own product line and distribution network. In November 2005, Qualmax merged with and into a Pink Sheet company called Bench Group, Inc., which changed its name as a result of the transaction to Qualmax, Inc. and its trading symbol to QMXI. The primary purpose of this strategy was to attract capital for growth through mergers, acquisitions and private investment. In December, 2005, in exchange for certain shares of its stock, Qualmax purchased the VoIP and GSM product divisions of B.O.S. Better Online Solutions, Ltd. (the “BOS Acquisition”) and now operates those divisions as a wholly-owned subsidiary, based in Israel, named IP Gear, Ltd. In June 2006, Qualmax and the Company entered into an agreement by which the Company would acquire all of Qualmax’s assets and business operations, and Qualmax acquire control of the Company. That transaction was consummated on September 15, 2006, and as a result, the Company now operates the former business divisions and subsidiaries of Qualmax.

Currently, the Company’s business is in three areas: VoIP-related telecommunications equipment resale (operated under the business name “IP Gear”); VoIP and GSM equipment development and manufacturing (operated as the Company’s wholly owned subsidiary “IP Gear, Ltd.”); and wholesale international VoIP communication services (operated under the business name “IP Gear Connect”).

The IP Gear division (equipment resale, refurbishing and distribution).

IP Gear, the business division historically operated under the names “Qualmax” and “Qualmax Professional Services,” as well as “IP Gear” is an IP communications solutions integrator, and second-tier distributor and value added reseller (“VAR”) of new, used and refurbished IP communications equipment made by top industry developers and manufacturers such as Cisco, Avaya, Nortel, Quintum and Excel. Resale of third party IP communications equipment was Qualmax’s core legacy business, and the Company’s VAR business continues to be a core revenue component. IP Gear also acts as a distributor and reseller of products manufactured by the Company’s IP Gear, Ltd. division.

IP Gear sells technology building blocks and system components for use in Internet Protocol (“IP”) systems enabling the transmission of voice, data and fax communications over the Internet and other IP-based networks, and particularly for use to facilitate VoIP. Products include gateways, enabling access to IP networks as a translation unit between disparate telecommunications networks; routers and switches, to direct data traffic on, to and from IP networks, servers; to operate IP communications applications and to process and store data traversing IP networks; and a variety of other IP communication equipment, related components and parts. In addition to selling new equipment, IP Gear operates a refurbishing business specializing in buying, selling, and leasing pre-owned gear. The primary manufacturers of focus in the refurbished business are Cisco, Juniper, Paradyne, Adtran and Kentrox. IP Gear’s technical expertise focuses on new and refurbished gateways, routers, switches and access servers.

IP Gear’s customers are primarily mid-level telecommunication carriers and VoIP service providers, located primarily in the U.S. but with a growing foreign sales base. IP Gear’s suppliers include other resellers, and manufacturers and telephony service providers. IP Gear does not rely upon long term supply or sale agreements with vendors or customers, but instead competes in an active market on a daily basis for purchasing and selling opportunities.

The IP Gear, Ltd. division (equipment development and manufacturing based in Israel).

On December 31, 2005, Qualmax, Inc. consummated an Asset Purchase Agreement with BOS by which Qualmax acquired certain assets of the former communications division of BOS in exchange for common stock of Qualmax. The following table sets forth the preliminary allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed as of December 31, 2005:

Inventory	$879,179
Fixed assets	$169,500
Techology	$3,521,208

Total	$4,569,887

IP Gear, Ltd. is the Company’s research and development (“R&D”) and manufacturing division for proprietary VoIP and GSM gateways, servers and adaptors. The IP Gear, Ltd. product line is composed of two distinct groups: VoIP products branded as the “Claro” line, and cellular GSM products branded as the “Quasar” line.

The Claro product line’s principal function is to allow small and medium enterprises (“SMEs”) to benefit from IP telephony services without abandoning their existing traditional phone systems. Replacement of an entire phone system is a prohibitive cost for many SMEs - the Claro solution resides between an SME’s Key System and/or PBX and the Internet, meaning that the customer’s telecommunications hardware and dial plan may not need to change or be replaced in order to use VoIP services. The Claro gateway performs an “intelligent routing” function, routing calls to the PSTN or VoIP networks depending on call quality parameters and can provide “on-net” calling (from Claro to Claro) facilitating cost effective and high quality communications among a networked group. Claro products can also be used by smaller retail IP communications providers, such as call shops. The Claro line offers a low cost, simplified solution to a complicated technological migration in voice communications. It was one of the early entrants into the VoIP gateway space and has experienced significant repeat sales. The product line has achieved meaningful market penetration in certain European and Eastern European markets, and the Company seeks to expand within those markets and penetrate new regions and industries. IP Gear, Ltd. has continued the two-tier distribution method for the Claro and Quasar lines acquired from its predecessor, BOS.

The Quasar brand was one of the first entrants in the GSM gateway space. Although we believe the Quasar technology is well-respected in the industry, the product has not been able to maintain market edge in relation to some of its competitors. The Company intends to expand Quasar R&D efforts, subject to adequate capitalization, or additional R&D, and/or manufacturing cost savings.

Our current business plan for the IP Gear, Ltd. division depends upon our ability to maintain and improve a state of the art R&D team. The Company can only compete on the leading technological edge by continuing to enhance existing products and develop new products and applications. In addition, large customers can require product customizations, and while the Company’s existing customer base is receptive to OEM opportunities, these opportunities are likely to require a relatively quick product modification and/or technology development response by our R&D team. In addition, product sales growth will require additional capital to fund an inventory and sales pipeline. The Company’s current profits are not adequate to both cover IP Gear, Ltd.’s research and development, sales and general and administrative costs in the near term, and finance growing inventory as product sales expand. IP Gear, Ltd. will require substantial additional capital to achieve its research and development, and market penetration, goals. Profits from the Company’s other divisions are not expected to be sufficient to provide adequate additional capital in the necessary time frame.

The IP Gear Connect division (VoIP service provider).

The IP Gear Connect division is a wholesale provider of VoIP and data termination routes, connecting carrier-level buyers and sellers of IP communications services, currently focused on international routes. We receive VoIP traffic from buyers (originating carriers) who are interconnected to our network, and we route the VoIP traffic via IP networks to sellers (local service providers, terminating carriers) in the destination countries from whom we purchase completion or termination services. Our sellers provide the communications service to complete the calls within the destination country. We offer this service on a wholesale basis to carriers, other VoIP companies and telephony resellers, and other telecommunication service providers. We are party to a number of reciprocal carrier agreements, by which we both buy from and sell to a carrier, and under these agreements we set-off, or net out, the parties’ respective fees for termination services. To the extent we sell VoIP equipment (under the IP Gear division) to our VoIP termination service providers, we are able to set-off accounts receivable for equipment against accounts payable for communication services. We have call termination agreements with local service providers in Europe, Asia, Latin America, and Africa.

Competition in the wholesale VoIP service industry is intense and diverse, including “tier 1” telecom companies in the US and abroad, as smaller “tier 2” carriers, and very small niche service providers. The IP Gear Connect division does business with very large entities, including a number of foreign tier 1 incumbents, as well as a number of small niche providers in certain foreign markets. As a result of de-regulation, growth of the Internet and IP network infrastructure generally, and development of more powerful, lower cost VoIP equipment, the price of entry into the VoIP service business has dramatically decreased. Lower cost of entry has drawn a growing number of entrepreneurs and has driven down the cost of telecom services at both the wholesale and retail levels. As a result both supply and demand have skyrocketed, and although we see a growing number of customer and vendor opportunities, we also see a growing number of aggressive competitors and declining prices. Nonetheless, IP Gear Connect seeks to increase both revenues and gross profit margins by cultivating relationships with a manageable number of quality service providers and building a stable, reliable customer base. In addition, although the Company’s VoIP service business is currently entirely wholesale, management is identifying and evaluating opportunities to move into the potentially higher gross margin retail business in certain niche markets.

Results of Operations

Company revenue and cost of goods. Company-wide revenue for the three months ended September 30, 2006 decreased to $4,965,036, a decrease of 35% from $7,687,616 revenue for the three months ended September 30, 2005. Revenue for the nine months ended September 30, 2006 decreased to $14,941,810, a decrease of 4% from $15,622,503 company-wide revenue for the nine months ended September 30, 2005. Company-wide cost of goods for the three months ended September 30, 2006 decreased to $4,216,998, a decrease of 28% from $5,843,447 company-wide cost of goods for the three months ended September 30, 2005. Company-wide cost of goods for the nine months ended September 30, 2006 increased to $12,945,991, an increase of 3% from $12,606,246 company-wide cost of goods for the nine months ended September 30, 2005. The decrease in revenues for both periods resulted from relatively flat sales of VoIP services by the IP Gear Connect division, and reduced revenues (particularly in the third quarter of 2006) from the IP Gear division. Cost of goods increase was primarily due to higher costs in the IP Gear division. We have experienced relatively stable gross margins from IP Gear Connect revenue during the periods reported.

IP Gear division revenue and cost of goods. Revenue from the IP Gear division (equipment reseller and refurbisher) for the three months ended September 30, 2006 decreased to $1,502,166, a decrease of 70% from the division’s revenue of $4,974,727 for the three months ended September 30, 2005. Revenue from the IP Gear division for the nine months ended September 30, 2006, increased to $5,041,833, an increase of 7% from the division’s revenue of $4,714,768 for the nine months ended September 30, 2005. Cost of goods for the division for the nine months ended September 30, 2006, increased to $4,215,524, a decrease of 1% from the division’s cost of goods of $4,292,670 for the nine 3 months ended September 30, 2005.

IP Gear, Ltd. division revenue and cost of goods. Because the Company did not acquire the IP Gear, Ltd. division until December 31, 2005, it did not exist as of the relevant three and nine month periods in 2005. Revenue for the IP Gear, Ltd. division for the nine months ending September 30, 2006 was $1,907,469 and the cost of sales for that period was $1,490,093.

IP Gear Connect division revenue and cost of goods. Revenue from the IP Gear Connect division (wholesale VoIP services) for the three months ended September 30, 2006 increased to $2,862,553, an increase of 29% from $2,182,014, the division’s revenue for the three months ended September 30, 2005. Revenue for the division for the nine months ended September 30, 2006, increased to $7,992,506, an increase of 46% from $5,142,173, the division’s revenue for the nine months ended September 30, 2005. Cost of goods for the division for the three months ended September 30, 2006 increased to $2,540,719, an increase of 23% from $2,057,399, the division’s cost of goods for the three months ended September 30, 2005. Cost of goods for the nine months ended September 30, 2006, increased to $7,044,619, an increase of 51% from $4,650,753, the division’s cost of goods for the nine months ended September 30, 2005. Revenues increased due to an increase in VoIP traffic, despite generally declining per-minute VoIP prices in markets we serve. Gross margins slightly improved during both periods, particularly for the comparative three month periods, due to more selective buying and the cultivation of relationships with a limited number of quality service providers and a more stable and reliable customer base.

Total Company expenses. Total expenses, (sales, general and administrative) for the nine months ended September 30, 2006 increased to $3,454,907, an increase of 147% from $1,401,299 total expenses for the nine months ended September 30, 2005. The increase in total expenses is due to the following factors:
•	new general, administrative and sales expenses of our new IP Gear, Ltd. division, acquired December 31, 2005;
•	increased internal sales and marketing expenses relating to the IP Gear, Ltd. division and to turnover at key sales and management positions;
•	increased travel and lodging expenses relating to management and operation of IP Gear, Ltd. in Israel (including travel for US personnel to Israel, and for Israel personnel to the US);
•	increased professional, travel and lodging expenses relating to investigation of retail VoIP business opportunities in Europe and the US;
•
increased personnel expenses relating to the Company’s implementation of a new accounting and CRM software system and related controls and procedures, turnover in key management, accounting and sales personnel, and the Company’s status as a publicly traded company;

•
increased external accounting expenses, particularly audit and review expenses, and legal expenses and insurance costs, relating to or occurring as a result of the Company’s status as a publicly traded company;

•	increased internal legal expenses relating to the Company’s employment of a full-time in-house general counsel starting April 2006; and
•	increased legal expenses relating to FCC regulatory changes/compliance and the Blackstone Lawsuit.

Interest expense increased to $146,893 for the nine months ended September 30, 2006 from $58,278 for the nine months ended September 30, 2005. The increase is due to fluctuations in the principal amount of the BoA Loan, and the addition of the BOS Loan effective December 31, 2005, and corresponding fluctuations in interest expense.

The above factors contributed to a net loss of ($619,376) or ($0.0140) per share for the three months ended September 30, 2006 as compared to net income of $1,160,791 or $0.0315 per share for the three months ended September 30, 2005.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates we continue operations as a going concern. We have recurring quarterly net losses and had cash used in operations in the nine months ending September 30, 2006 of $910,532. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Net cash used in operating activities decreased to $992,479 for the nine months ended September 30, 2006 from $1,145,600 for the nine months ended September 30, 2005. The decrease was a result of asignificant reduction in working capital needs in 2006 as compared to 2005, resulting primarily from a reduction in the demands for increased receivables and from a decrease in the amount of inventory on hand, as well as from the impact of a net loss for the nine months ended September 30, 2006.

Capital Expenditures. Total capital expenditures for the nine months ended September 30, 2006 increased to $1,720,049 from 136,979, total capital expenditures for the nine months ended September 30, 2005. The increase in capital expenditures is due to the following factors:
•	expansion of and leasehold improvements to the Company’s principal place of business in Eugene, Oregon;
•	expansion and improvement of the Company’s VoIP network equipment, including equipment at Company network operations centers in Eugene, Oregon, Portland, Oregon, and Los Angeles, California;
•	costs relating to the Reverse Acquisition, including professional fees;
•
research and development costs, primarily at IP Gear, Ltd.’s facility in Israel, but including some research and development activities funded directly by IP Gear in the US, for the development of IP Gear, Ltd. technology; and

•	acquisition of new accounting systems for the Company as a whole and for the VoIP service division.

Net cash provided by equity and debt sourced financing activities increased to $1,801,996 for the nine months ended September 30, 2006 from $1,129,420 for the nine months ended September 30, 2005, due to sales of our securities to Dr. Passen and his related entities and in smaller sums other parties and a decrease in the BOA Loan principal amount.

In the past, we have funded our cash requirements from sales of product, bank borrowings and sales of equity securities to and loans from Dr. Selvin Passen and others. Moreover, we have also issued equity securities in exchange for services rendered. During the nine months ending September 30, 2006, sales of our products have not sufficient to fund our cash requirements. We have continuing negative cash flow from operating activities, and expect to end fiscal year 2006 (ending December 31, 2006) with an annual net operating loss and negative cash flow. Thus, we have relied heavily on borrowings and sales of equity securities to fund operations. Our ability to rely on previous sources of capital, or parties related thereto, is uncertain, and we face a critical need for additional capitalization in order to continue our current research and development based business plan. Management intends to continue to seek additional capital actively, however, if capital is insufficient, we may need to consider limiting or discontinuing business operations that are unprofitable or speculative in the near term, even if management continues to believe that those lines of business are likely to be profitable or potentially valuable in the longer term. Further, no assurance can be given that as a result of market changes, business operations or management decisions we will not need additional capital more immediately and that, if we do face such a need, capital will be available when needed in adequate amounts or on terms acceptable to us.

Risk Factors

There are a number of important factors that could cause our business, financial condition, cash flows and results of operations to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors of which we may or may not yet be aware. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report and our other public filings.

We expect to finish fiscal year 2006 with a net loss, and may incur losses thereafter.

For the nine month period ending September 30, 2006, we experienced a net operating loss of $3,066,992. We expect to experience an increased net loss for the year ending December 31, 2006, and we will likely experience a net operating loss for at least part of fiscal year 2007. We cannot be assured that profitability will be achieved, or if achieved continue, in upcoming quarters or years, nor can we be assured that we will be able to improve operating margins or increase revenues, or adequately control our operating expenses.

Our success depends upon broad market acceptance of IP telephony.

           The market for VoIP technology and services is currently developing, and is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, recently introduced IP telephony products and services are highly uncertain. We cannot be sure that the delivery of telephone and other communications services over IP networks rather than over traditional telephone networks will expand. We cannot be sure that packet based voice networks will become widespread or that connections between packet networks and telephone networks will become commonplace. Inability to deliver traffic over the Internet with significant cost advantages could slow or stop the growth of VoIP technology. The adaptation process of connecting packet networks and telephone networks can be time consuming and costly. In addition, limitations of VoIP technology, such as the inability to make a call during a power outage and difficulty in accessing 911 services, could adversely affect the market for VoIP services. If this market does not develop, or develops more slowly than we expect, we may not be able to sell our products or offer our services in sufficient volume to meet our financial goals.

Changes in governmental regulations in the United States or other countries could slow the growth of the VoIP telephony market and reduce the demand for VoIP products.

           In the United States, changes in governmental regulation are being considered that may negatively impact the VoIP telephony market. The FCC is examining the enactment of new regulations governing Internet telephony and the question of whether certain forms of telephone services over the Internet should be subject to the same FCC regulations as telecommunications services. VoIP equipment can be used as a way to provide telecommunication services while bypassing the local service operator, in what is sometimes referred to as “toll bypass,” whereby telecommunications traffic is diverted from traditional phone lines to the Internet, avoiding long distance call charges. Phone companies in the US and abroad are seeking the adoption of regulations to require VoIP providers or users to pay a charge to local service providers. The cost of providing Internet phone service could increase as a result of these actions or more aggressive regulation or taxation of VoIP services by the FCC or foreign governments, which could result in slower growth and decreased profitability for the industry and potentially for the Company.

Relative illiquidity of stock, share price fluctuations.

There is relatively limited trading of our stock in the public markets, and this may impose significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of our stock on the open market may precipitate significant declines in the prices quoted by market makers. The market price for our ordinary shares, as well as the prices of shares of other technology companies, has been volatile. Our quarterly and annual operating results are difficult to predict and may fluctuate significantly. It is possible that we will fail to achieve revenue or profit expectations in the future. The following factors, many of which are beyond our control, may cause significant fluctuations in the market price of our shares:

•	fluctuations in our quarterly revenues and earnings or those of our competitors;
•	shortfalls in our operating results compared to levels forecast by securities analysts;
•	announcements concerning us, our competitors or IP telephony, including technological innovations;

•	the introduction of new products, changes in product lines or business models;
•	market conditions in the industry, and in technology securities markets; and
•	political, economic and other developments in the State of Israel and worldwide.

We require additional near term financing to continue to pursue our current business plan.

We will need additional capital to continue to pursue our current business model. In particular, the continued operation of our development and manufacturing division, IP Gear, Ltd., requires additional near term funding, both for research and development and for inventory production. In addition, our business plan calls for the expansion of sales of our IP telephony products and services to enterprises in geographical markets where we currently do not operate, including expansion through acquisitions. If we are not able to secure adequate capital, we may have to delay the implementation of our business plan, and potentially discontinue non-profitable business operations, particularly, in the near term, those related to our development and manufacturing operations in Israel. We can provide no assurance that we will be able to obtain necessary financing, or if financing is available that the terms would be favorable to existing stockholders or acceptable to our board of directors. It is likely that existing shareholders will experience dilution of their stock ownership positions in order for us to secure additional capital. Our ability to obtain additional financing is subject to a number of factors, including general market conditions, investor acceptance of our business plan, our operating performance and financial condition, and investor sentiment. These factors may affect the timing, amount, terms or conditions of additional financing available to us.

Loan covenants, loan principal payments.

Repayment of our indebtedness, described in Part I, Item 1, Note C, could further limit our capital resources, potentially requiring the liquidation of substantial assets, potentially under conditions that do not maximize asset value or accommodate market conditions. If we do not repay our indebtedness when due, we could suffer foreclosure on loan collateral and other negative effects. Current debt financing limits our ability to obtain additional financing, due in large part to our lender’s first position security interest, and places us at a competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

We may fail to manage our growth and multiple business lines effectively, which may harm our business.

          We have actively expanded our operations in the past and seek to continue to expand them in the future. In 2004 and 2005 we undertook a series of restructurings of our operations involving, among other things, the expansion of our workforce and corporate headquarters, the consolidation of our equipment reseller operations, and the acquisition of a development and manufacturing operation based in Israel. The implementation of these restructurings in 2006 has placed, and in 2007 will continue to place, a significant strain on our management systems and financial resources. In addition, our business requires us to focus on multiple business models simultaneously. To continue to compete in the highly competitive and rapidly developing IP communications industry with our business plan we will be forced to quickly adapt to changing market conditions in multiple areas, such as shifts in capital needs, in fundamental communications technologies, and in product lines and supply sources, and there can be no assurance management can meet these challenges.

Business acquisitions, dispositions or joint ventures entail numerous risks and may disrupt our business, dilute stockholder value or distract management attention.

We have grown in part through the acquisition of companies, products or technologies. We expect to continue to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions are inherently risky and no assurance can be given that our previous or future acquisitions (including without limitation our acquisition of the BOS VoIP and GSM product lines) will be successful or will not materially and adversely affect our business, operating results or financial condition. If we make any further acquisitions, we may issue stock that would dilute our existing shareholders’ percentage ownership, and we may incur substantial debt and/or assume contingent or unknown liabilities.

We have many large competitors and expect new competitors to enter our market, which could increase price competition and may affect the amount of business available to us and profit margins.

The markets for our IP telephony products and services are extremely competitive and subject to rapid change. We are a small company in an industry dominated by very large companies who are better capitalized and have greater customer support, technical and marketing resources, have access to more experienced management, can take advantage of economies of scale, and have much greater name recognition and reputation. We are able to compete in this market due to our experience and adaptability, and to the relatively low barriers to entry in the reseller and VoIP service provider businesses. We expect that the conditions that have facilitated our entry into the VoIP industry will allow additional niche competitors enter the market. The fundamental technology and computer hardware component of the IP telephony service solution is readily available. Accordingly, there are relatively few barriers to entry to companies with computer and network experience. A rapid increase in competition could negatively affect the amount of business that we get and the prices that we can charge.

If we lose key personnel we may not be able to achieve our objectives.

We are dependent on the continued efforts of our senior management team, including our Chairman and CEO, M. David Kamrat, our President Noah Kamrat, our Secretary and Vice President, Duy Tran, and the manager or our IP Gear, Ltd. operations in Israel, Shalom Amsalem. If these or other key personnel do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to continue to retain our senior executives or other personnel necessary for the development of our business.

We must attract and retain additional qualified management, sales and technical personnel.

We rely upon our ability to attract and retain qualified personnel. At present, there is a shortage of qualified management, sales and technical personnel in our industry and we are in direct recruiting competition for these applicants with larger businesses that are able in some cases to offer more competitive compensation. We are also limited in our recruiting efforts by our primary location in the relatively small Eugene, Oregon market and Pacific Northwest region. We have used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The changing regulatory landscape could make it more difficult and expensive for us to grant stock options to employees in the future. In addition, the use of alternative equity incentives may increase our compensation expense and reduce our earnings.

We extend credit to customers for purchases of our products, and could incur charges in our statement of operations if we are unable to collect these accounts receivable.

          A portion of our receivables result from credit extended to customers for purchases of our products. We cannot be sure that we will be able to collect all of these accounts receivable. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and may provide services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers. Although past such losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our results and financial condition.

Adverse resolution of litigation may harm our operating results or financial condition.

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, consumptive of management’s time and disruptive to normal business operations. The results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

Increased expenses of being a public company.

The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002. We expect that our general and administrative expenses, in particular legal, accounting, and IT systems expenses, will increase as a result of our efforts to comply with applicable securities laws, in particular with the Sarbanes-Oxley Act. In addition, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act by no later than the end of our 2007 fiscal year. We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process will divert internal resources, and may force us to implement new internal controls and reevaluate our financial reporting, or hire additional personnel, in order for us to comply with Section 404. If we are unable to effectively implement these changes, it could harm our operations and financial results, and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors.

Our international operations subject us to additional risks and increased costs.

We intend to continue to pursue international opportunities, both in our IP Gear Connect business and IP Gear, Ltd. division. International operations are subject to a number of risks and barriers, including:
•	unexpected changes in regulatory requirements and telecommunication standards;
•	tariffs and other trade barriers, exchange controls or other currency restrictions;
•	difficulty in collecting receivables;
•	difficulty in staffing and managing foreign operations;
•	the need to customize marketing and product features to meet foreign requirements;
•	inadequate protection of intellectual property in countries outside the United States; and
•	political and economic instability.

We may not be able to overcome some of these barriers and may incur significant costs in addressing others. In addition, foreign currency fluctuations may affect the prices of our products. Our prices in all countries other than Israel are denominated in US dollars or Euros. We cannot be sure that our international customers will continue to place orders denominated in dollars or Euros, but sales denominated in Euros could make our revenues subject to fluctuation in the Euro/dollar exchange rate. In the event that the Euro loses value relative to the dollar or New Israeli Shekel, our pricing strength could be negatively affected: the currency of our vendors and fixed costs (dollars and shekels) will become less valuable relative to the currency of foreign customers.

State tax uncertainties.

Various states have sought to require the collection of state and local sales taxes on products shipped to the taxing jurisdiction’s residents. We cannot predict the level of contact, including electronic commerce, shipping, and Internet or IP communications activity, that might give rise to future or past tax collection obligations based on existing law. Many states aggressively pursue out of state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out of state businesses has been introduced in Congress on many occasions. A change in the law could require us to collect sales taxes or similar taxes on sales in states in which we have no presence and could potentially subject us to a liability for prior year sales, either of which could have a material adverse effect on our business, financial condition, and results of operations.

Potential disruption of business from information systems failure.

Our operations are dependent on the reliability of information, telecommunication and other systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions. Interruption of our information systems, Internet or telecommunication systems could have a material adverse effect on our business, financial condition cash flows or results of operations.

Substantial shareholders may sell all or a substantial portion of the shares they own or acquire at any time in the future, which could cause the market price of our common stock to decline.
We have not entered into lock-up agreements with any substantial holders of our stock. As a result, the sale, or the possibility of a sale, by any such holder could cause the market price of our common stock to decline. The sale of a substantial number of shares or the possibility of such a sale also could make it more difficult for us to sell new common stock or other new equity securities in the future at a time and at a price best for the Company.

We do not anticipate declaring any cash dividends on our ordinary shares.

          We have not paid cash dividends in the past and do not plan to pay any cash dividends in the near future.

Voting control by principal stockholders.

As of November 15, 2006, Qualmax, Inc. owned preferred stock convertible into approximately 86% of our common stock, with commensurate current voting and economic rights. M. David Kamrat and Noah Kamrat, father and son, together with their spouses (collectively the “Kamrat Family”), control approximately 65% of the common stock of Qualmax, Inc. Therefore the members of Kamrat Family collectively are able to significantly influence the vote on matters requiring stockholder approval, including the election of directors.

Risks most specific to our IP Gear division (IP communications equipment reseller).

The following are certain risks we consider most important to the IP Gear division of our business, but should be read in connection with all the other risks described herein (including those specific to other divisions).

Tough competition. We compete with small boutique IT firms, who have entered the market due to reduced costs of entry resulting from various technological advances, as well as large, global companies, including manufacturers who now compete against us to sell directly to end users. Although we offer our clients a range of sophisticated professional services in conjunction with a select product line at low prices, increased competition may require us to further reduce prices, potentially reducing profit margins. If we are unable to maintain or improve gross margins in the future, this could have an adverse effect on our business, financial condition, or results of operations.

Rapid technological change and inventory obsolescence. The computer industry is characterized by rapid technological change and frequent introductions of new or enhanced products. To timely meet demand and obtain better purchase pricing, we may be required to carry significant inventory levels of certain products, which subject us to increased risk of inventory obsolescence. We participate in first-to-market and end-of-life purchase opportunities, both of which carry the risk of inventory obsolescence. Special purchase products are sometimes acquired without return privileges, and there can be no assurance that we will be able to avoid losses related to such products if the related purchase contract is not completed. In addition, we currently depend substantially upon sale of used or refurbished products. Manufacturers with large market share, particularly Cisco, may release new generations of products that make used or refurbished products obsolete or unattractive.

Concentrated customer risk. We derive a significant amount of our revenue from a relatively small number of clients. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. While no customer accounts for 10% or more of our IP Gear revenues during the nine months ending September 30, 2006, our top ten clients account for a significant amount of our business. Although we to continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

Reliance on purchase and sale opportunities. We acquire a significant portion of our inventory on secondary markets as used or refurbished product, and rely upon purchasing opportunities on the open market. We do not currently rely upon purchases direct from manufacturers, nor do we purchase primarily from “top tier” distributors of new products (top tier meaning those distributors who purchase directly from major manufacturers such as Cisco). We do not have long term supply or sale contracts for inventory. Termination, interruption or contraction of our relationships with our vendors, or unavailability on the open market of our core products, could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Risks most specific to our IP Gear, Ltd. division (VoIP equipment developer and manufacturer).

The following are certain risks we consider most important to the IP Gear, Ltd. division of our business, but should be read in connection with all the other risks described herein (including those specific to other divisions).

We currently lack the capital to execute on the IP Gear, Ltd. component of our business plan. If we are unable to secure adequate near term working capital to fund development and production we may be unable to continue IP Gear, Ltd. operations at current levels, and could be forced to discontinue the division altogether.

Our industry is rapidly evolving and we may not be able to keep pace with technological changes. We are involved in a continuous process of evaluating changing market demands and customer requirements in order to develop and introduce new products, features and applications. We need to be able to interpret market trends and the advancement of technology in order to successfully develop and introduce new products, features and applications. In addition, the industry standards that apply to our products are continually evolving. In addition, since our products are integrated into networks consisting of elements manufactured by various companies, they must comply with a number of industry standards and practices established by various international bodies and industry forums. Should new standards gain broad acceptance, we will be required to adopt those standards in our products. We may also decide to modify our products to meet additional existing standards or add features to our products. Standards may be adopted by various industry interest groups or may be proprietary and nonetheless accepted broadly in the industry. It may take us a significant amount of time to develop and design products incorporating these new standards. We may also have to pay fees to the developers of the technologies which constitute the newly adopted standards.

The markets we serve are highly competitive and many of our competitors have much greater resources, which may make it difficult for us to maintain profitability. Our competitors currently sell products that provide similar benefits to those that we sell. We also face significant and increasing competition in the market for products utilized in the VoIP market. Our competitors in the market for VolP products include telecommunications companies, data communication companies and companies specializing in VoIP products, many of which have greater name recognition, larger installed customer bases and significantly greater financial, management, technical, sales and marketing resources than we do. Many of our competitors have the ability to offer vendor-sponsored financing programs to prospective customers. Some of our competitors with broad product portfolios may also be able to offer lower prices on products that compete with ours because of their ability to recoup a loss of margin through sales of other products or services. Additional competitors may include companies that currently provide computer software products and services, such as telephone, media, publishing and cable television. The ability of some of our competitors to bundle other enhanced services or complete solutions with VoIP products could give these competitors an advantage over us.

Our products generally have long sales cycles and implementation periods, which increase our costs in obtaining orders and reduce the predictability of our revenues. Our products are technologically complex and are typically intended for use in applications that may be critical to the business of our customers. Prospective customers generally must make a significant commitment of resources to test and evaluate our products and to integrate them into larger systems. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new communications equipment. This time may be further extended because of internal testing, field trials and requests for the addition or customization of features, delaying the time until we realize revenue and results in our investing significant resources in attempting to make sales. In addition, orders expected in one quarter could shift to another because of the timing of customers’ procurement decisions. The time required to implement our products can vary significantly with the needs of our customers and generally exceeds several months; larger implementations can take multiple calendar quarters. This complicates our planning processes and reduces the predictability of our revenues.

We are subject to new regulations that will require us to use components based on environmentally friendly materials. Compliance with these regulations may increase our costs and adversely affect our results of operations. We are affected by new telecommunications industry regulations requiring the use of environmentally-friendly materials in telecommunications equipment. For example, pursuant to a European Community directive, telecom equipment suppliers are required to stop using specified materials that are not “environmentally friendly” by July 1, 2006. Some of our customers may also require products that meet higher standards than those required by the directive, such as complete removal of lead from all components. We will be dependent on our suppliers for components and sub-system modules, such as semiconductors and printed circuit boards, to comply with these requirements. This may harm our ability to sell our products in the European Union and in any other countries that may adopt this directive, and compliance with this directive will require us to undertake significant expenses with respect to the re-design of our products and procurement of components that comply with this directive. We may not be able to pass these higher costs on to our customers. We cannot at this point estimate the expense that will be required to redesign our products in order to include “environmentally friendly” components, or whether we will be able to comply in a timely manner.

We have limited product offerings, and our revenues may suffer if demand for any of our products declines or fails to develop as we expect, or if we are not able to develop and market additional and enhanced product offerings. We derive a substantial portion of our revenues from sales of our Claro product line, and we expect that these products will continue to account for a majority of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of development or deployment of new products, features and technologies, could cause a significant decrease in our revenues and profitability. Introducing new and enhanced products requires a lengthy and costly commitment to research and development that may not result in success.

We have depended on a small number of large customers. The loss of one of these customers or the reduction in purchases by a significant customer could have a material adverse effect on our revenue. Historically, a substantial portion of our revenue has been derived from large purchases by a small number of network equipment providers, systems integrators and distributors. We do not enter into long term sales agreements in which the customer is obligated to purchase a set quantity of our products. Based on our experience, we expect that our customer base may change from period to period. If we lose a large customer and fail to add new customers there could be a material adverse effect on our results of operations.

We have a limited order backlog. We have a limited order backlog, which makes revenues in any quarter substantially dependent on orders received and delivered in that quarter. A delay in the recognition of revenue, even from one customer, may have a significant negative impact on our results of operations for a given period. We base our decisions regarding our operating expenses on anticipated revenue trends, and our expense levels are relatively fixed, or require some time for adjustment. Because only a small portion of our expenses varies with our revenues, if revenue levels fall below our expectations, our results of operations will be adversely affected.

We rely on third-party subcontractors to assemble our products and therefore do not directly control manufacturing costs, product delivery schedules or manufacturing quality. A growing portion of our products are manufactured and assembled by third-party subcontractors, and in the coming year we plan to move substantially all of our manufacturing and assembly, and certain testing and development work, to subcontractors. As a result of our reliance on a relatively small number of third-party subcontractors, we cannot directly control product delivery schedules. We have in the past experienced delays in delivery schedules. This reliance could also lead to product shortages or quality assurance problems, which, in turn, could lead to an increase in the costs of manufacturing or assembling our products.

Our products could contain defects. We develop complex and evolving products. Despite testing by us and our customers, undetected errors or defects may be found in existing or new products. The introduction of products with reliability, quality or compatibility problems could result in reduced revenues, additional costs, increased product returns and difficulty or delays in collecting accounts receivable. The risk is higher with products still in the development stage, where full testing or certification is not yet completed. This could result in, among other things, a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. We could also be subject to material claims by customers that are not covered by our insurance.

Sales growth in our product portfolio will require us to service and support more products. We are required in most sales to provide to our customers sales support and maintenance, often for a specified period of time. This period of time may exceed the working life of the product or extend past the period of time that we may intend to manufacture or support a product. We may be required to supply upgraded components or parts as replacements if the original versions are no longer available. Product support may be costly and any extra service revenues may not cover the hardware and software costs associated with providing long-term support or maintenance.

Our proprietary technology is difficult to protect, and our products may infringe on the intellectual property rights of third parties. Our success depends to a significant degree on our proprietary technology and other intellectual property. Although we regard our technology as proprietary, we do not hold any patents (pending or otherwise) and are not actively seeking patent protection. We rely on a combination of copyrights, trademarks, trade secrets, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights. These measures, however, afford only limited protection and may not provide us with any competitive advantage or prevent third parties from misappropriating our technology or other intellectual property. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the US, which makes misappropriation of our technology and other intellectual property more likely. It is possible that others will independently develop similar products or design around our patents and other proprietary rights. Enforcement of intellectual property rights, or defense of infringement claims against us, even if without merit, may be expensive and may divert attention of management and of research and development personnel away from our business. If we fail to successfully enforce or defend our intellectual property rights or if we fail to detect misappropriation of our proprietary rights, our ability to effectively compete could be seriously impaired which would limit our future revenues and harm our prospects.

Conditions in Israel affect our operations and may limit our ability to produce and sell our products. Our IP Gear, Ltd. division is based in Israel, where most of our research and development, and IP Gear, Ltd. manufacturing and inventory, are located. Political, economic and military conditions in Israel have directly affected our operations, particularly the recent military actions relating to Lebanon, and recent terrorist attacks against Israel. We cannot predict the effect on us of an increase in these hostilities or any future armed conflict, political instability or violence in the region. Some of our officers and employees, and key professional advisors, in Israel are obligated to perform regular military reserve duty and are subject to being called for additional active duty under emergency circumstances. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occur. If many of our employees are called for active duty, our operations in Israel and our business may be adversely affected. Additionally, a number of countries continue to restrict or ban business with Israel or Israeli companies, which may limit our ability to make sales in those countries.

The government grants received by our predecessor in interest, BOS, for research and development expenditures may limit our ability to manufacture products and transfer technologies outside of Israel and require us to satisfy specified conditions. In connection with research and development grants received from the OCS (Office of Chief Scientist), we must pay royalties to the OCS on the revenue derived from the sale of products, technologies and services developed with the grants from the OCS. The terms of the OCS grants and the law pursuant to which grants are made restrict our ability to manufacture products or transfer technologies developed outside of Israel, and subject us to refund prior grants, and pay interest and penalties, if OCS grants funded the development of the products or technology. A recent amendment to the relevant law may facilitate the transfer of technology or know-how developed with the funding of the OCS to third parties outside of Israel, but any future transfer would still require the approval of the OCS, which may not be granted, and is likely to involve a material payment to the OCS. This restriction may limit our ability to enter into agreements for those products or technologies without OCS approval. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all.

Risks most specific to our IP Gear Connect division (wholesale VoIP service provider).

The following are certain risks we consider most important to the IP Gear Connect division of our business, but should be read in connection with all the other risks described herein (including those specific to other divisions).

If the Internet infrastructure is not adequately maintained, we may be unable to maintain the quality of our services and provide them in a timely and consistent manner. Our future success will depend upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security for providing reliability and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it and its performance or reliability may decline thereby impairing our ability to complete calls and provide other services using the Internet at consistently high quality. The Internet has experienced a variety of outages and other delays as a result of failures of portions of its infrastructure or otherwise. Future outages or delays could adversely affect our ability to complete calls and provide other services. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. Finally, we will not be able to increase our VoIP service traffic if Internet infrastructure does not continue expand to more locations worldwide, particularly into emerging markets and developing nations.

Our results of operations may fluctuate and the market price of our common stock may fall. Our revenue and results of operations have fluctuated and will continue to fluctuate significantly from quarter to quarter in the future due to a number of factors, some of which are not in our control, including, among others:
•	the amount of traffic we are able to sell to our customers, and their decisions on whether to route traffic over our network;
•	increased competitive pricing pressure in the international long distance market;
•	the percentage of traffic that we are able to carry over the Internet rather than over the more costly traditional public-switched telephone network;
•	loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;
•	our ability to negotiate lower termination fees charged by our local providers;
•	our continuing ability to negotiate competitive costs to connect our network with those of other carriers and Internet backbone providers;
•	fraudulently sent or received traffic which is unbillable, for which we may be liable to our vendors;
•	capital expenditures required to expand or upgrade our network;
•	changes in call volume among the countries to which we complete calls;
•	the portion of our total traffic that we carry over more lucrative routes could decline, independent of route-specific price, cost or volume changes;
•	technical difficulties or failures of our network systems or third party delays in expansion or provisioning system components;
•	our ability to manage our traffic on a constant basis so that routes are profitable;
•	our ability to collect from our customers; and
•	currency fluctuations and restrictions in countries where we operate.
Because of these factors and others, we cannot not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors or our own estimates. Such a discrepancy could cause the price of our common stock to decline significantly and adversely affect profitability.

We may not be able to succeed in the intensely competitive market for our VoIP services, and our business is highly sensitive to declining prices. We compete in our wholesale VoIP service business principally on quality of service and price. The communications industry, including VoIP, is highly competitive, rapidly evolving, and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new competitors, including gray market operators (operators who arrange call termination in a manner that bypasses the postal telephone and telegraph company), are likely to add to competitors in the communications industry, including the market for VoIP, Internet and data services. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. In addition to these larger competitors, we face significant competition from smaller providers, who from time-to-time offer rates that are substantially below our rates, and in some instances below what we believe to be the cost to provide the service, in order to gain market share. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

Costs and risks in our business may increase to the extent we rely on third parties, including providers of phone and data lines and other telecommunications services and local communications service providers. Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby increase our expenses. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network. We maintain relationships with local communications service providers in foreign countries, some of whom own the equipment that translates calls from traditional voice networks to the Internet, and vice versa. We rely upon these third parties both to provide lines over which we complete calls and to increase their capacity when necessary as the volume of our traffic increases. In turn, many of these parties rely upon their relationships with local phone companies and use of local PSTN to complete calls at the termination location. There is a risk that these third parties may be slow, or may fail, to provide lines, which would affect our ability to complete calls to certain destinations. We do not maintain long term service agreements with vendors, and we may not be able to continue our relationships with these local service providers on acceptable terms, if at all, and our service provider agreements are generally terminable at will without cause. Because we rely upon entering into relationships with local service providers to expand into additional countries, we may not be able to increase the number of countries to which we provide service. Finally, any technical difficulties that these providers suffer, or difficulties in their relationships with companies that manage the public switched telephone network, could affect our ability to transmit calls to the countries that those providers help serve, significantly reducing our revenue and cash flows, as well as hurting our reputation.

If our information and processing systems for billing and client service are not properly implemented, it could harm our ability to bill and provide services effectively. Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill clients, provision client orders, and achieve operating efficiencies. Our plans for the development and implementation of these systems rely, for the most part, on having the capital to purchase and maintain required software, choosing products and services offered by third party vendors, and integrating such products and services with existing systems. We also may require customized systems in order to meet our requirements, which may delay implementation and increase expenses. These systems must also integrate with our network infrastructure. In the event that these systems do not integrate with our network infrastructure, our ability to manage our operational or financial systems will be inhibited. We cannot ensure that they will be implemented at all, or that, once implemented, they will perform as expected. Furthermore, our right to use some of these systems is dependent upon license agreements with third party vendors. These third-party vendors may cancel or refuse to renew some of these agreements, and the cancellation or non-renewal of these agreements may harm our ability to bill and provide services efficiently.

Single points of failure on our network, or computer vandalism, may make our business vulnerable. We operate two network operations centers. In some cases we have designed redundant systems, provided for excess capacity, and taken other precautions against platform and network failures as well as facility failures relating to power, air conditioning, destruction, or theft. Nonetheless, some of our infrastructure and functionality, including that associated with certain components of our wholesale business, operate as a single point of failure, meaning, failures of the type described may prohibit us from offering services. If the overall performance of the Internet is seriously downgraded by website attacks, failure of service attacks, or other acts of computer vandalism or virus infection, our ability to deliver our communication services over the Internet could be adversely impacted, which could cause us to have to increase the amount of traffic we have to carry over alternative networks, including the more costly public switched telephone network. In addition, traditional business interruption insurance may not cover losses we could incur because of any such disruption of the Internet. While some insurers are beginning to offer products purporting to cover these losses, we do not have any of this insurance at this time.

Potential for supply interruptions. We do not rely upon or maintain any long term supply or termination service contracts, and all of our vendor agreements are terminable at will by either party without notice. In addition, our suppliers rely upon short term contracts or arrangements with other local service providers, including tier 1 service providers, to supply termination routes, which contract may also be terminated upon short notice. Therefore, our VoIP service business is subject to supply disruptions that are not within our control, and could have a material adverse effect upon the IP Gear Connect division’s financial results.

Domestic and international governmental regulation and legal uncertainties could limit our ability to provide current services, make them more expensive, or subject us or our employees to legal liability. Regulatory treatment of Internet telephony outside the United States varies from country to country. In many countries in which we purchase termination services, the status of the laws that may relate to our services, including their interpretation and enforcement, is unclear. We cannot be certain that our customers, local service providers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue in compliance with any requirements. We provide our services in reliance on and local service providers that may be subject to telecommunications regulations in their home countries. Many countries currently prohibit or limit competition in the provision of traditional voice telephony services. In some of those countries, licensed telephony carriers as well as government regulators and law enforcement authorities may question our legal authority and/or the legal authority of our local service providers. The failure of our service providers to comply with applicable contracts, laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to regulatory action such as fines or penalties, including asset forfeitures. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on our operating results. If foreign governments or other bodies begin to impose related restrictions on VoIP or our other services or otherwise enforce criminal or other laws against us, our affiliates or our employees, such actions could have a material adverse effect on our operations. In addition, we are not licensed to offer traditional telecommunications services in any U.S. state and we have not filed tariffs for any service at the FCC or at any state regulatory commission. While the FCC has traditionally maintained an informal policy that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea before the FCC and at various state government agencies. Local exchange carriers are lobbying the FCC and the states to regulate VoIP on the same basis as traditional telephone services. Aspects of our operations may currently be, or may become, subject to state or federal regulations governing licensing, universal service funding, access charges, advertising, disclosure of confidential communications or other information, excise taxes, U.S. embargos and other reporting or compliance requirements. In addition, deregulation of the communications markets in developing countries may not continue. Incumbent providers, trade unions and others may resist legislation directed toward deregulation and may resist allowing us to interconnect to their network switches. The legal systems in emerging markets frequently have insufficient experience with commercial transactions between private parties. Consequently, we may not be able to protect or enforce our rights in any emerging market countries. Governments and regulations may change resulting in availability of licenses and/or cancellations or suspensions of operating licenses, confiscation of equipment and/or rate increases. The instability of the regulations applicable to our businesses and their interpretation and enforcement in these markets could materially and adversely affect our business, financial condition, or results of operations.

Item 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 5d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are reasonably effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As a result of the Reverse Acquisition, the Company’s former controls and procedures have been replaced with those controls and procedures previously used by of Qualmax. This Item 3 describes evaluation and operation of the controls and procedures currently used by the Company and previously used by Qualmax. There has been no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The MPI Litigation. As a result of the Reverse Acquisition the Company assumed the liabilities of Qualmax. Qualmax was named as a defendant in certain litigation filed in France before the Trade Tribunal of Nanterre against B.O.S. Better Online Systems, Ltd. (“BOS”) by a former distributor of BOS, Media Partners International (“MPI,” and the “MPI Litigation”), whose contract with BOS allegedly related to certain distribution rights for the product division Qualmax purchased from BOS on December 31, 2005. Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense. The litigation is in its early stages, and as last reported from counsel, the French court had not yet made definitive rulings as to venue and jurisdiction (whether the matter is properly before the French court, or whether it should be subject to Israeli jurisdiction). The next hearing, at which arguments will be presented but we are advised no determination will be made by the court, is set for November 21, 2006. At present, based upon the limited progress in the matter and without the benefit of completion of factual discovery, management believes this litigation does not pose a financial risk to the Company.

The Blackstone Litigation. Qualmax was named as a defendant a lawsuit entitled Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the “Blackstone Litigation”), filed August 10, 2006. The facts underlying the proceeding relate to a contract between defendant Worldwide PIN Payment Corp. and plaintiffs, and a third party, to plaintiff’s allegations of misappropriation of trade secrets and corporate opportunity, and to claims that defendants, or some of them, tortiously interfered with plaintiffs’ contract with a third party. Plaintiffs’ seek monetary damages. Management believes it is not entirely clear from the pleadings filed to date whether plaintiffs claim that Qualmax misappropriate trade secrets, or tortiously interfered with a third party contract, or whether Qualmax is alleged to be liable under some other theory. No discovery has occurred, and the Company has not yet filed any responsive pleadings. Co-defendants have answered and filed counterclaims and third party claims, but none of the claims of co-defendants are against Qualmax nor do they allege wrongdoing by Qualmax as a defense to claims against them by plaintiffs. The Company is still investigating the claims against it, and the facts surrounding the claims against co-defendants, but that investigation is in its early stages and is incomplete, and it is not yet clear how aggressively plaintiffs will pursue Qualmax as a defendant. Based on the limited information available to management at this point, management does not believe Qualmax or the Company is liable for any wrongdoing, act or omission, in relation to the litigation, and management believes that Qualmax is not properly a party to the litigation. However, management does not have sufficient information to provide a meaningful assessment of all the facts and circumstances relating to the claims against Qualmax and co-defendants nor to determine how costly and time-consuming defense of the matter may be regardless of the merits of the Company’s defense. In addition, the Company believes it has viable claims for indemnification and damages against co-defendants but has not yet formally raised those claims or made a full determination of their value or role in the litigation.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dr. Selvin Passen purchased 7,500,000 of the Company’s common stock at a price of $0.20 per share, as part of the Private Equity Investment described in Part I, Item 1, Note A.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.   OTHER INFORMATION

The Company has engaged a new independent accountant, Berenfeld, Spritzer, Shechter & Sheer, CPAs, for audit and review periods ending after September 15, 2006, to replace the Company’s prior accountant, Salberg & Company, PA (“Salberg”), who was dismissed on November 16, 2006. The new independent accountant acted as independent accountant for Qualmax’s 2005 annual audit, and management believes that the new accountant’s prior experience with the business formerly operated by Qualmax, and familiarity with the Company’s new management, will enable the new accountant to provide efficient and effective services. The decision to change accountants was approved by the board of directors of the Company. The reports of Salberg on the Company's consolidated financial statements for the fiscal years ended May 31, 2006 and 2005 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle except that there was an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. During the fiscal years ended May 31, 2006 and 2005 and through November 16, 2006, there were (1) no disagreements with Salberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Salberg, would have caused them to make reference thereto in their report on the consolidated financial statements for such years, and (2) no reportable events (as defined in Regulation SK Item 304(a)(1)(v)). The Company has not consulted the new accountant regarding any of the matters described in paragraph (a)(2) of Item 304 of Regulation S-B.

Item 6.  EXHIBITS

2.1
Amendment No. 1 to Asset Purchase Agreement, dated as of August 28, 2006, by and between New World Brands, Inc. and Qualmax, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated August 28, 2006, as filed with the Securities and Exchange Commission on August 29, 2006)

2.2
Amendment No. 1 to Stock Purchase Agreement, dated as of August 28, 2006, by and among International Spirits, LLC, New World Brands, Inc. and International Importers, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated August 28, 2006, as filed with the Securities and Exchange Commission on August 29, 2006)

16.1	Letter from Salberg & Company, P.A. regarding change in certifying Accountant

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002

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

         NEW WORLD BRANDS, INC.

Dated: November 20, 2006                               By: /s/ M. David Kamrat
                                M. David Kamrat
        Chief Executive Officer and Chairman of the Board

Dated: November 20, 2006                           By: /s/ Ian T. Richardson
                                Ian T. Richardson
        Chief Financial Officer and Vice President