Form 10KSB
period 2006-12-31
NEW WORLD BRANDS INC
filed 2007-04-17
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB
(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number 0-16206

NEW WORLD BRANDS, INC.
(Name of small business issuer in its charter)

Delaware	02-0401674
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

340 W. 5th Avenue, Eugene, OR 97401
(Address, including zip code, of principal executive offices)

(541) 868-2900
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.01 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐    No ☒

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
Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Issuer’s revenues for its most recent fiscal year: $20,130,471.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates (20,403,939 shares as of March 21, 2007) computed by reference to the closing price of the Common Stock as of March 21, 2007 ($0.06): $1,224,236.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 44,303,939 shares of Common Stock outstanding as of March 21, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No  ☒

PART I

General

References in this Annual Report on Form 10-KSB (the “Report”) to the “Company,” “we,” “us,” “our” and similar words are to New World Brands, Inc., and its subsidiary IP Gear, Ltd. (“IP Gear, Ltd.”), commencing with the acquisition of Qualmax, Inc., a Delaware corporation (“Qualmax”), and, with respect to prior historical financial information, to Qualmax.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial operations.  This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein, and with our prior filings with the Securities Exchange Commission (the “SEC”).

We entered into a transaction with Qualmax on September 15, 2006, discussed in more detail below, that constituted a substantial change in our business, from wine and spirits distribution to telecommunications technology development, sales and services.  We therefore recommend that you review with particular attention our filings with the Securities Exchange Commission from June 2006 forward, to the extent they describe the change in our business and related recent activities.

Disclosure Regarding Forward-Looking Statements

We caution readers that this Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements, written, oral or otherwise, are based on the Company’s current expectations or beliefs rather than historical facts concerning future events, and they are indicated by words or phrases such as (but not limited to) “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology.  Forward-looking statements involve risks and uncertainties.  The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause the Company’s business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements.  We have based such forward-looking statements on our current expectations, assumptions, estimates and projections, and therefore there can be no assurance that any forward-looking statement contained herein, or otherwise made by the Company, will prove to be accurate.  The Company assumes no obligation to update the forward-looking statements.

The Company has a short operating history and is operating in a rapidly changing industry environment, and its ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain.  While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors that could have a material adverse affect on the operations and future prospects of the Company on a condensed basis include those factors discussed under Item 1, “Description of Business - Certain Risk Factors” and Item 6, “Management’s Discussion and Analysis or Plan of Operation” in this report, and include, but are not limited to, the following:

•	general economic conditions;
•	a significant decrease in business from, or loss of, any of our major customers, or loss in supply from any of our major vendors;
•	the effectiveness of our planned advertising, marketing and promotional campaigns;
•	our ability to contain costs, including the costs of operating a public company;
•	our future capital needs and our ability to obtain financing on acceptable terms;
•	our ability to effectively manage growth strategies;
•	our ability to compete, and to anticipate changing supply and demand conditions;
•	our ability to adapt to future legislative/regulatory changes; and
•	other factors set forth in this Report, including under Item 1, “Description of Business - Certain Risk Factors” below, and in our other SEC filings.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made.  Actual results may differ materially from those included in the forward-looking statements.  We undertake no obligation to update or revise any forward looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

ITEM 1.	DESCRIPTION OF BUSINESS

Introduction

We are a telecommunications research and development (“R&D”), sales, and service company, focusing on products and services utilizing Voice over Internet Protocol (“VoIP”) technology.  We were founded in 2002 as a reseller of VoIP-related telecommunications equipment, primarily selling products from companies such as Cisco Systems and Quintum, and as a reseller of international VoIP telephony service, primarily selling to telecom service providers.  Since that time we have expanded beyond our reseller businesses, and as a result of the acquisition in December, 2005 of a VoIP technology R&D division based in Israel, which we have re-branded under the name IP Gear, Ltd., we now develop, manufacture, and sell our own line of VoIP technology products, as well as resell other select products and services.

Prior to the Reverse Acquisition described below under “Reverse Acquisition of Qualmax, Inc.” we were a distributor of wine and other alcoholic beverages. We are no longer engaged in that business.

The following are certain key industry or technical terms used throughout this Report in describing the Company’s current business and in discussing its prospects in the VoIP equipment and services market:

“VoIP,” or Voice over Internet Protocol, also called IP Telephony, Internet telephony, Broadband telephony, Broadband Phone, Voice over Broadband or voice over packet networks, is the routing of voice conversations over the Internet or through any other internet protocol (“IP”) based network.  “GSM” is short for Global System for Mobile Communications, a leading digital cellular system using narrowband TDMA (time division multiple access) that has become a cellular standard in Europe and Asia.

“IP networks” are telecommunication systems (consisting of transmission lines or devices, and components including gateways, routers, switches, and servers) by which a number of computers are connected together for the purpose of communicating and sharing data and/or software applications. The fundamental equipment components of IP networks, and the products we sell, include: gateways, enabling access to IP networks as a translation unit between disparate telecommunications networks; routers and switches, to direct data traffic on, to and from IP networks; and servers, computers that operate IP communications software applications, process and store data traversing IP networks, and provide computing functions to other computers.

“IP Telephony” uses an IP network to perform voice communications that have traditionally been conducted by conventional private branch exchange (PBX) telephone systems, or “key systems” primarily used in smaller systems, used by enterprises and by the public switched telephone network (the PSTN).  IP telephony uses IP network infrastructure, such as a local area network (LAN) or a wide area network (WAN), to replace the telephony functions performed by an organization’s PBX telephone system.  “IP communications” is a term generally used to describe data, voice and video communications using an IP network. “Convergence” is a term generally used to describe the manner in which voice and video communications technology is converging with data communications technology onto the IP network.

Brief Company History

New World Brands, Inc. (the “Company,” “we,” “us,” “our”) was incorporated in Delaware in May 1986 under the name Oak Tree Construction Computers, Inc.  From 1986 through 1990, we were engaged in the sale of computer systems for the construction industry.  For a number of years thereafter, we were inactive.  In August 1994, the Company changed its name to Oak Tree Medical Systems, Inc.  From January 1995 through May 2000, we were engaged in the business of operating and managing physical care centers and related medical practices.  In October 2001, the Company and its subsidiary, Oak Tree Spirits, Inc., entered into a merger agreement with International Importers, Inc. (“Importers”) and its stockholders whereby Importers merged with and into the Company, and the Company’s business changed direction to wine and spirits distribution.  In conjunction with this change in business direction, in December 2001, we changed our name to New World Brands, Inc.

On September 15, 2006, we sold our subsidiary Importers and acquired, by way of reverse acquisition, all of the assets and assumed all of the liabilities of Qualmax.  The reverse acquisition marked a change in direction for our business to the VoIP technology industry.

Background and Recent Developments, Change in Business from Wine Distribution to VoIP Technology

Our former business: wine and spirits distribution.

From October 16, 2001 until the consummation on September 15, 2006 of the transactions described below, the Company was engaged in the business of importing wine and spirits for distribution in the United States.  During that period, the Company was unable to achieve a level of sales sufficient to fund its costs of operations and accordingly, the Company relied principally on equity investments and loans made by Dr. Selvin Passen, the Company’s former Chairman of the Company’s Board of Directors (the “Board”) and principal stockholder of the Company, together with affiliates of Dr. Passen, to fund its ongoing operations.

Need for change in business plan.

Due to the Company’s inability to achieve a level of sales sufficient to fund the costs of operations, beginning in late 2005, the Board started evaluating the financial condition of the Company and its prospects as a wine importer and distributor.  Following its evaluation, the Board concluded that in light of the Company’s inability to achieve sufficient sales to fund operations in the near future, coupled with the significant costs associated with the Company’s operations, including those associated with being a public company, Dr. Passen’s reluctance to fund our operations under the current public company structure, and the Company’s inability to obtain other sources of funding, it would be in the best interests of the Company and its stockholders to engage in a restructuring of the Company or a change in its business plan. In early 2006, the Company’s management met with management of Qualmax, a specialized IP communications solutions provider, manufacturer, VoIP R&D company, equipment reseller, and VoIP service provider.  Following discussions and meetings with management of Qualmax, the Board determined that it would be in the best interests of the Company and its stockholders to dispose of its wine and spirits distribution business and acquire the business of Qualmax by means of a purchase of Qualmax’s assets and an assumption of Qualmax’s liabilities.  The decision of the Board to acquire the Qualmax business was predicated on several factors, including, among others: (1) the belief that the future potential of Qualmax’s business exceeded the Company’s wine and spirits importation business; (2) the belief that the IP communications industry is a growing industry with significant potential for growth; and (3) a capital infusion of $2,000,000 in the aggregate resulting from the sale of Importers and the purchase of shares of common stock by an affiliated entity of Dr. Passen (each as described below under “Reverse Acquisition of Qualmax, Inc.” and “P&S Spirit Subscription Agreement,” respectively), both of which were conditions precedent to the acquisition of Qualmax’s business.

Reverse Acquisition of Qualmax, Inc.

As discussed in our Current Reports on Forms 8-K and 8-K/A, filed November 27, November 15, September 21, September 8, August 29, and June 23, 2006, and in our Quarterly Reports on Form 10-QSB, filed October 16, 2006 and November 21, 2006, in June 2006 we decided to change our business plan by selling Importers (our wine and spirits business) for the sum of $500,000 (the “Sale Transaction”), selling 7,500,000 shares of our common stock (“Common Stock”) for $1,500,000 (the “Private Equity Investment”), and acquiring substantially all of the assets of Qualmax in exchange for shares of the Company’s preferred stock (the “Reverse Acquisition”).  The Private Equity Investment was consummated on September 14, 2006, and the Sale Transaction and Reverse Acquisition were consummated on September 14 and 15, 2006, respectively.  The Company and Qualmax have agreed to merge as part of the Reverse Acquisition, and are currently in the process of seeking final shareholder consent to complete the merger.  The Reverse Acquisition was accounted for as a reverse acquisition, with Qualmax being the accounting acquiring party.  The accounting rules for reverse acquisitions require that beginning with the date of the transaction, September 15, 2006, our balance sheet had to include the assets and liabilities of Qualmax and our equity accounts had to be recapitalized to reflect the net equity of New World Brands, Inc.  Our historical operating results will be the operating results of Qualmax.

As a result of the Reverse Acquisition the Company is no longer in the wine and spirits business, and the business formerly operated by Qualmax is now operated by the Company and is the Company’s sole business, meaning that New World Brands, Inc. is now a specialized IP communications solutions provider, VoIP R&D and manufacturing company, IP telephony equipment reseller, and VoIP service provider.

Series A Preferred Convertible Stock.

In connection with the transactions contemplated by the Reverse Acquisition, the Board authorized the creation and issuance of shares of voting preferred stock designated as “Series A Convertible Preferred Stock” (the “Preferred Stock”).  The terms, rights, preferences and privileges of the Preferred Stock are set forth in a Certificate of Designation, filed with the Secretary of State of the State of Delaware on August 30, 2006, as amended on January 8, 2007 (the “Certificate of Designation”) to increase the authorized number of shares of Preferred Stock from 100 to 200.  Pursuant to the Reverse Acquisition, the Company issued 100 shares of Preferred Stock to Qualmax, which shares of Preferred Stock are convertible into 298,673,634 shares of Common Stock and which represent more than a majority of the voting power of the Company’s issued and outstanding shares of capital stock (on an as-converted basis).  Pursuant to the Certificate of Designation, the shares of Preferred Stock will be automatically converted into shares of Common Stock upon the filing of the Charter Amendments, which are described below under “Charter Amendments.”

Charter Amendments.

Pursuant to a written consent of the Board dated January 31, 2007, and the Written Consent of the Company’s stockholders, the Board and the requisite vote of each class of the Company’s stockholders approved an amendment and restatement of the Certificate of Incorporation of the Company (the Certificate of Incorporation, as amended and restated, the “New Charter”), a copy of which has been included with the Company’s Information Statement on Preliminary Schedule 14C filed with the SEC on February 1, 2007 (the “February 1, 2007 Information Statement”), which February 1, 2007 Information Statement and copy of the New Charter are hereby incorporated by reference, to: (i) increase our authorized number of shares of Common Stock by five hundred fifty million (550,000,000) shares; (ii) implement a staggered board of directors with three (3) classes; and (iii) make such other changes to the Certificate of Incorporation as are necessary and incidental to the foregoing (collectively the “Charter Amendments”).  The following descriptions of the Charter Amendments are qualified in their entirety by reference to the full text of the New Charter, as set forth in the February 1, 2007 Information Statement.

Voting Agreement and Proxy.

Pursuant to the terms of the Reverse Merger, the holders of an aggregate of 22,225,000 shares of Common Stock, which shares currently represent approximately 50.2% of the issued and outstanding shares of Common Stock, executed a Voting Agreement and Proxy dated as of September 15, 2006, pursuant to which each such holder agreed to vote his, her or its shares of Common Stock in favor of the Charter Amendments.

P&S Spirit Subscription Agreement.

Effective December 29, 2006, the Company entered into an Amended and Restated Stock Subscription and Share Transfer Agreement (the “Subscription Agreement”), as well as various other agreements, with P&S Spirit, LLC, a Nevada limited liability company (“P&S Spirit”), as well as M. David Kamrat and Noah Kamrat, pursuant to which, among other things, P&S Spirit purchased from the Company a total of 11.160454 shares of Preferred Stock (which shares of Preferred Stock are convertible into 33,333,333 shares of the Common Stock) for an aggregate purchase price of $3,000,000, and P&S Spirit agreed to purchase up to an additional 7.440303 shares of Preferred Stock (which shares of Preferred Stock are convertible into 22,222,222 shares of the Common Stock) upon the satisfaction of certain conditions precedent for an aggregate purchase price of $2,000,000.  Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2007, for additional information concerning the Subscription Agreement and the transactions entered into in connection therewith.

BOS debt conversion.

Effective as of December 31, 2006, the Company, IP Gear, Ltd., an Israeli corporation and wholly-owned subsidiary of the Company, P&S Spirit and B.O.S. Better Online Solutions Ltd. (“BOS”) entered into an agreement (the “BOS Agreement”), pursuant to which, among other things, the parties agreed to convert approximately $1.48 million in the aggregate of amounts due and payable to BOS under certain agreements between the Company, IP Gear, Ltd., and BOS into 5.50652 shares of Preferred Stock (which shares of Preferred Stock are convertible into 16,446,544 shares of Common Stock).   Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2007, for additional information concerning the BOS Agreement and the transactions entered into in connection therewith.

The BOS Agreement and Subscription Agreement are discussed herein in more detail in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

Lock-Up Agreement.

In connection with the Subscription Agreement and the BOS Agreement a number of substantial shareholders of the Company, including Dr. Selvin Passen (and related entities), P&S Spirit, David Kamrat and Noah Kamrat, and BOS, agreed not to sell their shares of the Company’s stock during the term of an Amended and Restated Lock-Up Agreement dated December 29, 2006 (the “Lock-Up Agreement”), as discussed herein in more detail in Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Lock-Up Agreement Among Principal Shareholders.”

Bank of America Loan Repayment.

Qualmax entered into a loan agreement with Bank of America, N.A., (“BoA”) on April 20, 2005 in the original principal amount of $2,000,000 (the “BoA Loan”).  Effective September 15, 2006, the BoA Loan agreement was modified for an adjusted principal amount of $984,323 and an extended maturity date of March 31, 2007, with interest on the principal amount at 3% over BoA’s Prime Rate.  The BoA Loan was in the name of Qualmax, guaranteed by the Company and personally by M. David Kamrat, and it was secured by a pledge of all the Company’s stock owned by Qualmax.  BoA declined to extend the BoA Loan maturity date beyond March 31, 2007, and therefore, the Company secured substitute financing in the form of the P&S Loan Agreement discussed below under “P&S Spirit Loan,” and it repaid all outstanding BoA Loan principal, interest and fees on March 30, 2007.  Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2007, for additional information concerning repayment of the BoA Loan and the transactions entered into in connection therewith.

P&S Spirit Loan.

On and effective March 30, 2007, New World Brands, Inc., a Delaware corporation (the “Company”), entered into a Term Loan and Security Agreement (the “P&S Loan Agreement” and the debt obligation pursuant thereto, the “P&S Loan”) with P&S Spirit.  The principal amount of the P&S Loan is $1,000,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal); consecutive monthly payments of interest only (payable in arrears) are required commencing May 1, 2007; and all unpaid principal, interest and charges are due upon the maturity date of January 2, 2009.  Principal may be prepaid without penalty.  Upon default, the entire P&S Loan amount (including accrued unpaid interest and any fees) would be accelerated, and the Company would be required to pay any costs of collection. The P&S Loan Agreement includes certain affirmative covenants, including, without limitation, a financial reporting requirement (quarterly – 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5:1.0.  Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2007, for additional information concerning the P&S Loan Agreement.

The P&S Loan Agreement grants P&S Spirit a first position security interest with respect to all of the Company’s assets.  The P&S Loan Agreement is also backed by a corporate Guaranty by Qualmax, a security interest in the assets of Qualmax (consisting solely of 100 shares of series A convertible preferred stock of the Company, par value $0.01 per share, which stock is convertible into 298,673,634 shares of the Company’s common stock, par value $0.01 per share), and by the personal Guaranty of M. David Kamrat, who is Chairman of the Board and Chief Executive Officer of the Company as well as a director and executive officer of Qualmax.  M. David Kamrat’s personal Guaranty is limited to the sum of $1,000,000, although the guaranteed obligations include indemnification for certain claims against P&S Spirit relating to the P&S Loan Agreement.

The Loan proceeds have been used by the Company to repay all outstanding principal, interest and fees payable to BoA as described above under “Bank of America Loan Agreement”, and to pay certain professional fees associated with preparation and negotiation of the P&S Loan Agreement.

The principals of P&S Spirit include Dr. Selvin Passen, who is a shareholder of the Company, as well as a former director of the Company and its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

Overview of Current Business

We are currently focused on three principal lines of business: (i) VoIP technology development and equipment manufacturing (via our wholly-owned subsidiary located in Israel, IP Gear, Ltd.); (ii) resale and distribution of VoIP and other telephony equipment, and related professional services; and (iii) telephony service resale and direct call routing.

We believe that VoIP communication has gained popularity for at least two reasons.  First, voice transmission over IP networks rather than PSTNs can offer call cost savings under current technological and regulatory conditions. Second, communications technologies and applications are converging, and there is a trend toward IP-based “bundled” communication services, presenting the opportunity for a whole communications solution that is more valuable that the sum of its parts.

Brief history of the Qualmax business.

Effective September 15, 2006, the Company sold its wine and spirits distribution business and acquired substantially all of the assets of Qualmax.  Qualmax was formed in 2002 by the father and son team of David and Noah Kamrat as a value added reseller (“VAR”) of IP communications equipment manufactured by companies such as Cisco, Quintum, Cantata (Excel), Sun Microsystems, Redback and Valiant, serving mid-level carriers and VoIP service providers.  Qualmax reinvested a share of its operating profits into a related venture, launching a new business called “iNode” focusing on IP Telephony services.  iNode provided the type of VoIP services provided or purchased by Qualmax’s equipment customers.  Qualmax’s equipment customer and vendor bases provided a ready market for iNode’s wholesale international IP telephony services.  Together the two businesses pursued a single broader business vision, buying and selling both equipment and services to and from various VoIP carriers and related service providers.  Combined under the “Qualmax” name revenues and net income grew from $7.8 million and $203,675 in 2003, to $12.7 million and $591,082 in 2004, and $18 million and $204,006 in 2005, respectively.  During those periods, Qualmax was strictly a reseller of other manufacturers’ products and conducted no meaningful development or manufacturing operations.

In late 2005, Qualmax undertook a series of steps intended to facilitate its entry into proprietary technology development and product manufacturing, in pursuit of a business plan to produce greater long term shareholder value by creating and owning its own product line and distribution network.  In November 2005, Qualmax merged with and into a Pink Sheet company called Bench Group, Inc., which as a result of the transaction changed its name to Qualmax, Inc. and its trading symbol to QMXI.  The primary purpose of this strategy was to attract capital for growth through mergers, acquisitions and private investment.   In December, 2005, in exchange for certain shares of its stock, Qualmax purchased the VoIP and GSM product divisions of BOS and now operates those divisions as our subsidiary IP Gear, Ltd.  In June 2006, Qualmax and the Company entered into an agreement by which the Company would acquire all of Qualmax’s assets and business operations, and Qualmax acquire control of the Company via the Reverse Acquisition.  The Reverse Acquisition was consummated on September 15, 2006, and as a result, the Company now operates the former business divisions and subsidiaries of Qualmax.

In conjunction with the Reverse Acquisition we have moved our headquarters from Florida to Eugene, Oregon, where we base all our operations other than the IP Gear, Ltd. technology development division, which is based in Yokneam, Israel.

Our VoIP and GSM equipment development and manufacturing business is operated by our Company’s wholly owned subsidiary IP Gear, Ltd., based in Yoknaem, Israel.  Our VoIP-related telecommunications equipment resale business is operated by our U.S. division named “IP Gear,” based in Eugene, Oregon.  Our wholesale international VoIP service business is operated by our other U.S. division named “IP Gear Connect,” also based in Eugene, Oregon.

Overview of the IP Gear, Ltd. division (equipment development and manufacturing based in Israel).

IP Gear, Ltd. is the Company’s R&D and manufacturing division for proprietary VoIP and GSM gateways, servers and adaptors.  The IP Gear, Ltd. product line is composed of two distinct groups: VoIP products branded as the “Claro” line, and cellular GSM products branded as the “Quasar” line.

The IP Gear, Ltd. division, consisting of technology and other intellectual property, inventory and equipment, was acquired by Qualmax from BOS on December 31, 2005.  Qualmax issued certain shares of its common stock to BOS as payment for an agreed price of slightly over $4.5 million, approximately $3.5 million of which was allocated to technology (the remainder to inventory and fixed assets).  In addition, BOS loaned $1 million to Qualmax as bridge financing for business operations (the “BOS Loan”), and Qualmax was required to pay a 4% royalty on sales up to a cumulative total of $800,000. Both the loan and royalty obligations were subsequently converted to equity, effective December 31, 2006, as discussed herein in more detail in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

Our Claro product line provides a range of VoIP gateways.  The Claro product line’s principal function is to allow small and medium enterprises (“SMEs”) to benefit from IP telephony services without abandoning their existing traditional phone systems.  Replacement of an entire phone system is a prohibitive cost for many SMEs – the Claro solution resides between an SME’s key system and/or PBX and the Internet, meaning that the customer’s telecommunications hardware and dial plan may not need to change or be replaced in order to use VoIP services.  The Claro gateway performs an “intelligent routing” function, routing calls to the PSTN or VoIP networks depending on call quality parameters and can provide “on-net” calling (from Claro to Claro) facilitating cost effective and high quality communications among a networked group.  Claro products can also be used by smaller retail IP communications providers, such as call shops.  The Claro line offers a low cost, simplified solution to a complicated technological migration in voice communications.  The Claro line was one of the early entrants into the VoIP gateway space and has experienced significant repeat sales.  By selling products to end users primarily via distributors and resellers, IP Gear, Ltd. has continued the two-tier distribution method for the Claro and Quasar lines acquired from its predecessor, BOS.

The Quasar brand was one of the first entrants in the GSM gateway space.  Although we believe the Quasar technology is well-respected in the industry, the product has not been able to maintain market edge in relation to some of its competitors and has been a lower profit margin product than the Claro.  We continue to upgrade and improve the Quasar product line, and to consider ways in which Quasar features and functions may complement Claro development efforts.

Our IP Gear, Ltd. subsidiary in Israel maintains an R&D staff, a manufacturing and fulfillment staff, and a small sales staff focusing on Europe and Israel.  Currently, IP Gear, Ltd.’s focus is on completing development and roll-out of an enhanced and updated Claro product line, and on continuing to expand market penetration in Europe, including the EU and eastern Europe, and Israel.  Our U.S. IP Gear operation based in Eugene, Oregon is working to establish a North and South American sales base for our proprietary product lines, primarily through distributor and reseller relationships, but also through direct sales.

The success of our current business plan for the IP Gear, Ltd. division depends upon our ability to maintain and improve a state of the art R&D team.  The Company can only compete on the leading technological edge by continuing to enhance existing products, develop new products and applications, and customize products as necessary.  In addition, product sales growth will require additional capital to fund what we hope will be a growing sales and inventory pipeline.  The Company’s current cash flows (including cash flows from other divisions) will not be adequate in the near term both to cover IP Gear, Ltd.’s R&D, sales and general and administrative costs, and to finance growing inventory as product sales expand.  IP Gear, Ltd. will require substantial additional capital to achieve its R&D and market penetration goals.

We hope that you will visit our website at www.ipgear.net to learn more about our Claro and Quasar product lines, and about IP Gear, Ltd. in general.

Overview of the IP Gear division (equipment resale, refurbishing and distribution based in the U.S.).

IP Gear, the business division historically operated under the names “Qualmax” and “Qualmax Professional Services” as well as “IP Gear,” is a second-tier distributor and VAR of new, used and refurbished IP communications equipment made by manufacturers such as Cisco, Quintum, Adtran, Carrier Access, and other telephony industry leaders.  Resale of third-party IP communications equipment was Qualmax’s core legacy business, and the Company’s VAR business continues to be a core revenue component.  IP Gear also acts as a distributor and reseller of IP Gear, Ltd.’s Claro and Quasar products.

IP Gear sells technology building blocks and system components for use in IP systems enabling the transmission of voice, data and fax communications over the Internet and other IP-based networks, and particularly for use to facilitate VoIP.  Products include gateways, routers and switches, servers, and a variety of other IP communication equipment, related components and parts.  Currently our two best selling product lines are Cisco and Quintum.  In addition to selling new equipment, IP Gear operates a refurbishing business specializing in pre-owned gear. The primary manufacturers of focus in the refurbished business are Cisco, Juniper, Paradyne, ADTRAN and Kentrox.  IP Gear’s technical expertise focuses on new and refurbished gateways, routers, switches, and access servers.

IP Gear’s customers are mid-level telecommunication carriers and VoIP service providers, located primarily in the U.S. but with a growing foreign sales base.  IP Gear’s suppliers include other resellers, and manufacturers and telephony service providers.  IP Gear does not rely upon long-term supply or sale agreements with vendors or customers, but instead competes for small-volume, short-term purchasing and selling opportunities on a daily basis in an active market.

Overview of the IP Gear Connect division (VoIP Telephony service provider).

The IP Gear Connect division is a wholesale provider of VoIP termination service, connecting carrier-level buyers and sellers of VoIP service, currently focused on international call routing.  We receive VoIP traffic from buyers (originating carriers) who are interconnected to our network, and we route the VoIP traffic via IP networks to sellers (local service providers, terminating carriers) in the destination countries from whom we purchase completion or termination services (our sellers provide the communications service to complete the calls within the destination country).  We offer this service on a wholesale basis to carriers, VoIP companies and telephony resellers, and other telecommunication service providers.  We are party to a number of reciprocal carrier agreements, through which we both buy from and sell to a carrier, and set-off, or net out, the parties’ respective fees for termination services.  To the extent we sell VoIP equipment (under the IP Gear division) to our VoIP termination service providers, we may set-off accounts receivable for equipment against accounts payable for communication services. We have call termination agreements with local lower-tier service providers in Europe, Asia, Latin America, and Africa.

Competition in the wholesale VoIP service industry is intense and diverse, including “tier 1” telecom companies in the U.S. and abroad, as well as smaller “tier 2” carriers, and very small niche service providers.  The IP Gear Connect division does business with very large entities, including a number of foreign tier one incumbent providers, as well as a number of small niche providers in certain foreign markets.  As a result of deregulation, growth of the Internet and IP network infrastructure generally, and development of more powerful, lower cost VoIP equipment, the price of entry into the VoIP service business has dramatically decreased.  Lower cost of entry has drawn a growing number of entrepreneurs to the industry and has driven down the cost of telecom services at both the wholesale and retail levels.  As a result both supply and demand have skyrocketed, and although we see a growing number of customer and vendor opportunities, we also see a growing number of aggressive competitors, declining prices, and declining technological barriers to entry.  Nonetheless, IP Gear Connect seeks to increase both revenues and gross profit margins by cultivating relationships with a manageable number of quality service providers and building a stable, reliable customer base.

In addition, although the Company’s VoIP service business is currently entirely wholesale, management is identifying and evaluating opportunities to move into the potentially higher gross margin retail business in certain niche markets, potentially including calling card opportunities, call shop opportunities, and “bundled” VoIP service opportunities (“bundled” meaning the offering of both VoIP equipment and VoIP connectivity service as a turnkey VoIP solution for SMEs).  As of the date of filing this Report we consider all such opportunities to be in the evaluation and/or testing stage, and their potential effect upon our gross and net profits is too speculative to quantify.

Employees

As of December 31, 2006, we had 29 full-time employees and 2 part-time employees based at our Eugene, Oregon headquarters (including outside sales staff reporting to management in Eugene), and we had 23 full time and no part-time employees based at our IP Gear, Ltd. subsidiary’s primary facility in Yokneam, Israel.  We consider our employee relationships to be good.  None of our employees are members of a labor union, and we have never experienced a work stoppage.

Competition

The markets for our IP telephony products and services are extremely competitive and subject to rapid change. We are a small company in an industry dominated by very large companies that are better capitalized and, in comparison to us, have greater sales, marketing, customer support, R&D, and technical resources, have access to more experienced management, can take advantage of larger economies of scale, and have much greater name recognition and reputation. We have been able to compete in this market due to our experience and adaptability, and to the relatively low barriers to entry in the reseller and VoIP service provider businesses. We expect that the conditions that have facilitated our entry into the VoIP industry will allow additional competitors, including large companies and niche operators, to enter the market. The fundamental technology and computer hardware component of the IP telephony service solution is readily available. Accordingly, although development of new proprietary technology presents a substantial barrier to entry into the manufacturing and R&D business, relatively few barriers to entry exist in our other businesses for companies with computer and network experience. A rapid increase in competition could negatively affect the amount of business that we get and the prices that we can charge.

Competition in VoIP development and manufacturing.

IP Gear, Ltd.’s competitors in the market for VoIP equipment include telecommunications companies, data communication companies and companies specializing in VoIP products, many of which have greater name recognition, larger installed customer bases and significantly greater resources than we do. Many of our competitors have the ability to offer vendor-sponsored financing programs to prospective customers. Competitors with broad product portfolios may also be able to offer lower prices on products that compete with ours because of their ability to recoup a loss of margin through sales of other products or services. Future competitors may also include companies that currently provide computer software products and services, such as telephone, media, publishing and cable television. The ability of some of our competitors to bundle other enhanced services or complete solutions with VoIP products could give these competitors an advantage over us.

To successfully compete in the equipment R&D and manufacturing market we believe that we must leverage our size, the proximity of our upper management to day-to-day sales activity, and our R&D team’s depth of experience with VoIP technology, by bringing new, high-demand products to market faster than our larger competitors.  To some extent, we may be able to adjust our manufacturing processes or sources faster than larger companies, giving us a potential time-to-market edge.  Also, our developers and management team may be more involved in day-to-day sales and support activity as compared to development and management teams in larger companies, giving us a potential advantage in identifying high-demand product features and functionality at the early demand stage and bringing them to market.  And our R&D team is led by experienced R&D professionals who have been at the leading edge of VoIP technology for many years.  We will also continue to follow industry trends by outsourcing a growing portion of our manufacturing process, in an attempt to reduce cost of goods.  As a result, we hope both to compete at the leading edge of VoIP technology development, and to exploit opportunities resulting from weaknesses or limitations in our larger competitors’ product lines.

Competition among resellers.

Our VAR business competes not only with small boutique IT firms that have entered the market due to reduced costs of entry resulting from various technological advances, but also with large, global companies, including manufacturers who now compete against us to sell directly to end users. Although we offer our clients a range of professional services in conjunction with a select product line at competitive prices, increased competition may require us to further reduce prices, potentially reducing profit margins. We believe the current market trend favors larger, well-capitalized specialty resellers who can afford to take advantage of cost savings in bulk purchases, foreclosure sales, and other large opportunities, and who can afford to warehouse substantial amounts of inventory until profitable opportunities arise.  Nonetheless, niche opportunities remain in this business, and we believe that our ability to identify currently popular products to sell, and our experience with a diverse market of refurbished equipment buyers and sellers, gives us a continued competitive edge over new competitors in the market.

Competition among wholesale telecom service providers.

Our IP Gear Connect wholesale VoIP business competes principally on price and quality of service. The communications industry, including VoIP, is highly competitive, rapidly evolving, and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new competitors, including the growth of “gray market” operators (potentially including operators who arrange call termination in a manner that bypasses the postal telephone and telegraph company), are likely to enter the communications industry, including the market for VoIP, Internet, and data services.  Also, a number of large VoIP service providers appear to be aggressively seeking market share via acquisitions and competitive pricing.  We believe the trend in this area is for increased competition to continue to drive down market prices and our profit margins.  Our ability to continue to compete in this market will depend upon our ability to secure more stable vendor relationships, to implement a more stable network infrastructure capable of handling higher call volume, and to continue to build long-term customer relationships.

CERTAIN RISK FACTORS

There are a number of important factors that could cause our business, financial condition, cash flows, and results of operations to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors about which we may or may not yet be aware. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Report and our other public filings.

Risks Associated with the Business in General

Our results of operations may fluctuate.

Our revenue and results of operations have fluctuated and will continue to fluctuate significantly from quarter to quarter in the future due to a number of factors, including but not limited to, those discussed below, some of which are not in our control.  Because of these factors and others, we cannot not rely on quarter-to-quarter or year-to-year comparisons of our results of operations as an indication of our future performance.  It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors, or our own estimates. Such a discrepancy could cause the price of our Common Stock to decline significantly and adversely affect profitability.

We finished fiscal year 2006 with a net loss, and expect to incur losses a net loss for the 2007 fiscal year, and our future sales levels and ability to achieve profitability are unpredictable.

For the one year period ending December 31, 2006, we experienced a net loss before income taxes of $5,898,579. We will most likely experience a net operating loss for fiscal year 2007.  Our operating history, particularly in the R&D business, is limited, our business has changed rapidly over the past two years, and we are competing in an emerging technology industry. We cannot be assured that profitability will be achieved, or if it is achieved that it will continue, in upcoming quarters or years, nor can we be assured that we will be able to improve operating margins or increase revenues, or adequately control our operating expenses.

We need additional near-term capital.

We will need additional capital to continue to pursue our current business model, and there can be no assurance that adequate capital will be available to us on acceptable terms as needed. In particular, the continued operation of our development and manufacturing division, IP Gear, Ltd., requires additional near term funding, both for R&D and for inventory production.  In addition, our business plan calls for the expansion of sales of our IP telephony products and services, including expansion through acquisitions, to enterprises in geographical markets where we currently do not operate. If we are not able to secure adequate capital, we may have to delay the implementation of our business plan, and potentially discontinue non-profitable business operations, particularly, in the near term, those related to our development and manufacturing operations in Israel. Our ability to obtain additional financing is subject to a number of factors, including general market conditions, our operating performance, our financial condition, and investor acceptance of our business plan. We can provide no assurance that we will be able to obtain necessary financing, or if financing is available that the terms will be favorable to existing stockholders or acceptable to our Board. If future capital investment is made available, existing shareholders will experience dilution of their stock ownership positions in order for us to secure that additional investment.

As detailed in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities,” on December 29, 2006, we entered into an agreement by which P&S Spirit, LLC, agreed to purchase between $3 million and $5 million of our stock.  $3 million was invested on December 29, 2006, and under the terms of the stock purchase agreement the remaining $2 million was required to be invested, in two payments of $1 million each, contingent upon our success in meeting certain financial targets described in more detail in herein in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities – P&S Spirit share purchase.”  There can be no assurance that we will meet those targets or otherwise become entitled to all or part of the remaining $2 million.

We face changing market conditions for products and services.

The market for VoIP service is still in the relatively early stages of development and market acceptance, and is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, recently introduced IP telephony products and services are highly uncertain. We cannot be sure that the delivery of telephone and other communications services over IP networks rather than over traditional telephone networks will expand. We cannot be sure that packet based voice networks will become widespread or that connections between packet networks and telephone networks will become commonplace. The inability to deliver traffic over the Internet with significant cost advantages could slow or stop the growth of VoIP technology. The adaptation process of connecting packet networks and telephone networks can be time consuming and costly. In addition, limitations of VoIP technology, such as the inability to make a call during a power outage and difficulty in accessing 911 services, could adversely affect the market for VoIP services. If this market does not develop, or develops more slowly than we expect, we may not be able to sell our products or offer our services in sufficient volume to meet our financial goals.

Changes in governmental regulations could slow the growth of the VoIP market.

In the United States, changes in governmental regulation are being considered that may negatively impact the VoIP telephony market. The Federal Communications Commission (the “FCC”) is examining the enactment of new regulations governing Internet telephony and the question of whether certain forms of telephone services over the Internet should be subject to the same FCC regulations as telecommunications services. VoIP equipment can be used as a way to provide telecommunication services while bypassing the local service operator, in what is sometimes referred to as “toll bypass,” whereby telecommunications traffic is diverted from traditional phone lines to the Internet, avoiding long distance call charges. Phone companies in the U.S. and abroad are seeking the adoption of regulations to require VoIP providers or users to pay a charge to local service providers. The cost of providing Internet phone service could increase as a result of these actions or more aggressive regulation or taxation of VoIP services by the FCC or foreign governments, which could result in slower growth and decreased profitability for the industry and potentially for the Company.

We may fail to manage our growth and multiple business lines effectively.

We have actively expanded our operations in the past and seek to continue to expand them in the future. In 2004 and 2005 we undertook a series of restructurings of our operations involving, among other things, the expansion of our workforce and corporate headquarters, the consolidation of our equipment reseller operations, and the acquisition of a development and manufacturing operation based in Israel. The implementation of these restructurings in 2006 has placed, and in 2007 will continue to place, a significant strain on our management systems and financial resources. In addition, our business requires us to focus on multiple business models simultaneously. We are a young company with a limited operating history, and our management team regularly faces new challenges.  None of our senior managers has operated a public reporting company before.  To continue to compete in the highly competitive and rapidly developing IP communications industry we will be forced to quickly adapt to changing market conditions in multiple areas, such as shifts in capital needs, in fundamental communications technologies, and in product lines and supply sources, and there can be no assurance management can meet these challenges.

We rely upon key personnel, and must attract and retain additional qualified personnel.

We are dependent on the continued efforts of our senior management team, including our Chairman and Chief Executive Officer, M. David Kamrat, our President Noah Kamrat, our Secretary and Vice President, Duy Tran, and the manager or our IP Gear, Ltd. operations in Israel, Shalom Amsalem. If these or other key personnel do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to continue to retain our senior executives or other personnel necessary for the development of our business. In addition, at present there is a shortage of qualified management, sales and technical personnel in our industry and we are in direct recruiting competition for these applicants with larger businesses that are able in some cases to offer more competitive compensation.  We are also limited in our recruiting efforts by our primary location in the relatively small Eugene, Oregon market and Pacific Northwest region. We have used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, to encourage employee retention, and to provide competitive compensation. The changing regulatory landscape could make it more difficult and expensive for us to grant stock options to employees in the future. In addition, the use of alternative equity incentives may increase our compensation expense and reduce our earnings, and may dilute other shareholders.

We extend credit to customers for product purchases, creating bad debt risk.

A portion of our receivables result from credit extended to customers for purchases of our products and services. We cannot be sure that we will be able to collect all of these accounts receivable. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and may provide services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers. Although past such losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our results and financial condition.

Litigation may harm our operating results or financial condition.

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, consumptive of management’s time and disruptive to normal business operations. The results of complex legal proceedings are difficult to predict, and expensive to defend or pursue. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, “Legal Proceedings.”

Our international operations subject us to additional risks and increased costs.

We intend to continue to pursue international opportunities, both in our IP Gear Connect business and in our IP Gear, Ltd. division.  International operations are subject to a number of risks and barriers, including:
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

We may not be able to overcome some of these barriers and may incur significant costs in addressing others. In addition, foreign currency fluctuations may affect the prices of our products. Our prices in all countries other than Israel are denominated in U.S. dollars or Euros. We cannot be sure that our international customers will continue to place orders denominated in dollars or Euros, but sales denominated in Euros could make our revenues subject to fluctuation in the Euro/dollar exchange rate. In the event that the Euro loses value relative to the dollar or New Israeli Shekel, our pricing strength could be negatively affected: the currency of our vendors and fixed costs (dollars and shekels) would become less valuable relative to the currency of foreign customers.

We face state tax uncertainties.

Various states have sought to require the collection of state and local sales taxes on products shipped to the taxing jurisdiction’s residents. We cannot predict the level of contact, including electronic commerce, shipping, and Internet or IP communications activity that might give rise to future or past tax collection obligations based on existing law. Many states aggressively pursue out-of-state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out-of-state businesses has been introduced in Congress on many occasions. A change in the law could require us to collect sales taxes or similar taxes on sales in states in which we have no presence and could potentially subject us to a liability for prior year sales, either of which could have a material adverse effect on our business, financial condition, and results of operations.

Our business could be disrupted by systems failure.

Our operations are dependent on the reliability of information, telecommunication and other systems that are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service, and general accounting functions. Interruption of our information systems, Internet, or telecommunication systems could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We face increased expenses as a result of being a public company.

The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002. We expect that our general and administrative expenses, in particular legal, accounting, and IT systems expenses, will increase as a result of our efforts to comply with applicable securities laws, in particular with the Sarbanes-Oxley Act. In addition, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act by no later than the end of our 2008 fiscal year. We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process will divert internal resources, and may force us to implement new internal controls and reevaluate our financial reporting, or hire additional personnel, in order for us to comply with Section 404. If we are unable to effectively implement these changes, it could harm our operations and financial results, and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors.

Risks most specific to our IP Gear, Ltd. (Israel) division (VoIP technology development and manufacturing).

The following are certain risks we consider most important to the IP Gear, Ltd. division of our business, but these risks should be read in connection with all the other risks described herein (including those specific to other divisions).

We currently lack the capital to execute on the IP Gear, Ltd. component of our business plan.

If we are unable to secure adequate near term working capital to fund development and production, we may be unable to continue IP Gear, Ltd. operations at current levels, and we could be forced to discontinue the division altogether.

Our industry is rapidly evolving and we may not be able to keep pace with technological changes.

We are involved in a continuous process of evaluating changing market demands and customer requirements in order to develop and introduce new products, features and applications. We need to be able to interpret market trends and the advancement of technology in order to successfully develop and introduce new products, features, and applications. In addition, the industry standards and network components that apply to our products are continually evolving, and we must evolve with and adapt to them.

Our products generally have long sales cycles and implementation periods, which increase our costs in obtaining orders and reduce the predictability of our revenues.

Our products are technologically complex and are typically intended for use in applications that may be critical to the business of our customers. Prospective customers generally must make a significant commitment of resources to test and evaluate our products and to integrate them into larger systems. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new communications equipment. This time may be further extended because of internal testing, field trials, and requests for the addition or customization of features, delaying the time until we realize revenue and results in our investing significant resources in an attempt to make sales. In addition, orders expected in one quarter could shift to another because of the timing of customers’ procurement decisions. The time required to implement our products can vary significantly with the needs of our customers and generally exceeds several months; larger implementations can take multiple calendar quarters. This complicates our planning processes and reduces the predictability of our revenues.

We have limited product offerings, and our revenues may suffer if demand for any of our products declines or fails to develop as we expect.

We derive a substantial portion of our revenues from sales of our Claro product line, and we expect that these products will continue to account for a majority of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of development or deployment of new products, features and technologies, could cause a significant decrease in our revenues and profitability. Introducing new and enhanced products requires a lengthy and costly commitment to R&D that may not result in success.

We have depended on a small number of customers. The loss of, or reduction in, purchases by a significant customer could have a material adverse effect on our revenue.

Historically, a substantial portion of our revenue has been derived from large purchases by a small number of network equipment providers, systems integrators, and distributors. We do not enter into long-term sales agreements in which the customer is obligated to purchase a set quantity of our products. Based on our experience, we expect that our customer base may change from period to period. If we lose a large customer and fail to add new customers there could be a material adverse effect on our results of operations.

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

We rely on subcontractors to assemble our products and perform other manufacturing functions.

A growing portion of our products are manufactured and assembled by third-party subcontractors, and in the coming year we plan to move substantially all of our manufacturing and assembly, and certain testing and development work, to subcontractors. As a result of our reliance on a relatively small number of third-party subcontractors, we cannot directly control manufacturing costs or product delivery schedules. We have in the past experienced delays in delivery schedules, cost overruns, and other problems in production. This reliance could also lead to product shortages or quality assurance problems, which, in turn, could lead to an increase in the costs of manufacturing or assembling our products.

Our products could contain defects.

We develop complex and evolving products. Despite testing by us and our customers, undetected errors or defects may be found in existing or new products. The introduction of products with reliability, quality, or compatibility problems could result in reduced revenues, additional costs, increased product returns, and difficulty or delays in collecting accounts receivable. The risk is higher with products still in the development stage, where full testing or certification is not yet completed. This could result in, among other things, a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance. We could also be subject to material claims by customers that are not covered by our insurance.

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

Our success depends to a significant degree on our proprietary technology and other intellectual property. Although we regard our technology as proprietary, we do not hold any patents (pending or otherwise) and are not actively seeking patent protection. We rely on a combination of copyrights, trademarks, trade secrets, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights. These measures, however, afford only limited protection and may not provide us with any competitive advantage or prevent third parties from misappropriating our technology or other intellectual property. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S., which makes misappropriation of our technology and other intellectual property more likely. It is possible that others will independently develop similar products or design around our patents and other proprietary rights. Enforcement of intellectual property rights, or defense of infringement claims against us, even if without merit, may be expensive and may divert attention of management and of R&D personnel away from our business. If we fail to successfully enforce or defend our intellectual property rights or if we fail to detect misappropriation of our proprietary rights, our ability to effectively compete could be seriously impaired, which would limit our future revenues and harm our prospects.

Conditions in Israel affect our operations.

Our IP Gear, Ltd. division is based in Israel, where most of our R&D, and IP Gear, Ltd. manufacturing operations and inventory, are located. Political, economic and military conditions in Israel have directly affected our operations, particularly the recent military actions relating to Lebanon and the recent terrorist attacks against Israel. We cannot predict the effect on us of an increase in these hostilities or any future armed conflict, political instability, or violence in the region. Some of our officers and employees, and key professional advisors, in Israel are obligated to perform regular military reserve duty and are subject to being called for additional active duty under emergency circumstances. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees are called for active duty, our operations in Israel and our business may be adversely affected. Additionally, a number of countries continue to restrict or ban business with Israel or Israeli companies, which may limit our ability to make sales in those countries.

Risks most specific to our IP Gear (U.S.) division (IP communications equipment resale).

The following are certain risks we consider most important to the IP Gear division of our business, but these risks should be read in connection with all the other risks described herein (including those specific to other divisions).

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

Concentrated customer risk.

We derive a significant amount of our revenue from a relatively small number of clients. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. While no customer accounted for 10% or more of our IP Gear revenues during the year ending December 31, 2006, our top ten customers accounted for a significant amount of our business. Although we to continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

Reliance on market purchase and sale opportunities.

We acquire a significant portion of our inventory on secondary markets as used or refurbished product, and we rely upon purchasing opportunities on the open market. We do not currently rely upon purchases direct from manufacturers, nor do we purchase primarily from “top tier” distributors of new products (top tier meaning those distributors who purchase directly from major manufacturers such as Cisco). We do not have long-term supply or sale contracts for inventory, and we do not participate in large buying opportunities, which may offer larger discounts. Termination, interruption, or contraction of our relationships with our vendors, or unavailability on the open market of our core products, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Risks most specific to our IP Gear Connect division (wholesale VoIP service provider).

The following are certain risks we consider most important to the IP Gear Connect division of our business, but these risks should be read in connection with all the other risks described herein (including those specific to other divisions).

Potential for key supplier interruptions.

We do not rely upon or maintain any long term supply or termination service contracts, and all of our vendor agreements are terminable at will by either party without notice.  In addition, our suppliers rely upon short term contracts or arrangements with other local service providers, including tier 1 service providers, to supply termination routes; these contracts or arrangements may also be terminated upon short notice.  Therefore, our VoIP service business is subject to supply disruptions that are not within our control and that could have a material adverse effect upon the IP Gear Connect division’s financial results. Critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership, and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. Finally, we will not be able to increase our VoIP service traffic if Internet infrastructure does not continue to expand to more locations worldwide, particularly into emerging markets and developing nations.

We rely on third-party providers of phone and data lines and other telecommunications services and local communications service providers.

Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby increase our expenses. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network. We maintain relationships with local communications service providers in foreign countries, some of whom own the equipment that translates calls from traditional voice networks to the Internet, and vice versa. We rely upon these third parties both to provide lines over which we complete calls and to increase their capacity, when necessary, as the volume of our traffic increases. In turn, many of these parties rely upon their relationships with local phone companies and the use of local PSTN to complete calls at the termination location. There is a risk that these third parties may be slow, or may fail, to provide lines, which would affect our ability to complete calls to certain destinations. Because we rely upon entering into relationships with local service providers to expand into additional countries, we may not be able to increase the number of countries to which we provide service. Finally, any technical difficulties that these providers suffer, or difficulties in their relationships with companies that manage the public switched telephone network, could affect our ability to transmit calls to the countries that those providers help serve, significantly reducing our revenue and cash flows, as well as hurting our reputation.

Single points of failure on our network, or computer vandalism, may make our business vulnerable.

We currently operate two principal network operations centers, one in our Eugene, Oregon facility and one in a leased collocation facility in Portland, Oregon. In some cases, we have designed redundant systems, provided for excess capacity, and taken other precautions against platform and network failures, as well as facility failures relating to power, air conditioning, destruction, or theft. Nonetheless, some of our infrastructure and functionality, including that associated with certain components of our wholesale business, such as switching or routing equipment, operate as a single point of failure, meaning, failures of the type described may prohibit us from offering services. If the overall performance of the Internet is seriously downgraded by website attacks, failure of service attacks, or other acts of computer vandalism or virus infection, our ability to deliver our communication services over the Internet could be adversely impacted, which could cause us to have to increase the amount of traffic we must carry over alternative networks, including the more costly public switched telephone network. In addition, our business interruption insurance may not cover losses we could incur because of any such disruption of the Internet.

International governmental regulation and legal uncertainties could limit our ability to provide current services or increase costs, or subject us to legal liability.

Regulatory treatment of Internet telephony outside the United States varies from country to country. In many countries in which we purchase termination services, the status of the laws that may relate to our services, including their interpretation and enforcement, is unclear.  We cannot be certain that our customers, local service providers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, or that they or we will be able to comply with existing or future requirements. We provide our services in reliance on and local service providers that may be subject to telecommunications regulations in their home countries. In some of those countries, licensed telephony carriers, as well as government regulators and law enforcement authorities may question the legal authority of our local service providers and/or our legal authority. Because of our relationships with resellers, some countries may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to regulatory action such as fines or penalties, including asset forfeitures. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. If foreign governments or other bodies begin to impose related restrictions on VoIP or our other services or otherwise enforce laws or regulations against us, our affiliates, or our vendors, such actions could have a material adverse effect on our operations.  In addition, deregulation of the communications markets in developing countries may not continue, and incumbent providers, trade unions and others may resist legislation directed toward deregulation and may resist allowing us to interconnect to their network switches. Governments and regulations may change, resulting in availability of licenses and/or cancellations or suspensions of licenses, confiscation of equipment and/or rate increases; the instability of the regulations applicable to our businesses and their interpretation and enforcement in these markets could materially and adversely affect our business.

Domestic regulatory changes may subject us to additional fees, taxes, or tariffs, or service restrictions.

We are not licensed to offer traditional telecommunications services in any U.S. state and we have not filed tariffs for any service at the FCC or at any state regulatory commission. While the FCC has traditionally maintained an informal policy that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea before the FCC and at various state government agencies. Local exchange carriers are lobbying the FCC and the states to regulate VoIP on the same basis as traditional telephone services. Aspects of our operations may currently be, or may become, subject to state or federal regulations governing licensing, universal service funding, access charges, advertising, disclosure of confidential communications or other information, excise taxes, U.S. embargos, and other reporting or compliance requirements.

Risks Associated With the Company’s Stock.

Relative illiquidity of stock; share price fluctuations.

There is relatively limited trading of our stock in the public markets, and this imposes significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of our stock on the open market may precipitate significant declines in the prices quoted by market makers. The market price for our ordinary shares and the prices of shares of other technology companies have been volatile. Our quarterly and annual operating results are difficult to predict and may fluctuate significantly. It is possible that we will fail to achieve revenue or profit expectations in the future. The following factors, many of which are beyond our control, may cause significant fluctuations in the market price of our shares:
•	fluctuations in our quarterly revenues and earnings or those of our competitors;
•	shortfalls in our operating results compared to levels forecast by securities analysts;
•	announcements concerning us, our competitors, or IP telephony, including technological innovations;
•	the introduction of new products, changes in product lines, or changes in business models;
•	market conditions in the industry, and in technology securities markets; and
•	political, economic, and other developments in Israel and worldwide.

Business acquisitions, dispositions, joint ventures, or private equity transactions, entail risks and may disrupt our business, dilute stockholder value, or distract management attention.

We have grown in part through the acquisition of companies, products, or technologies. We expect to continue to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions are inherently risky and no assurance can be given that our previous or future acquisitions (including, without limitation, our acquisition of the BOS VoIP and GSM product lines) will be successful or will not materially and adversely affect our business, operating results, or financial condition. If we make any further acquisitions, we may issue stock that would dilute our existing shareholders’ percentage ownership, and we may incur substantial debt, and/or assume contingent or unknown liabilities. In the event of any equity-based financing transaction, it is likely that existing shareholders will experience dilution of their stock ownership positions in order for us to secure additional capital.

Substantial shareholders may sell all or a substantial portion of the shares they own or acquire at any time in the future, which could cause the market price of our Common Stock to decline.

The sale, or the possibility of a sale, by any substantial holder of our Common Stock could cause the market price of our stock to decline. The sale of a substantial number of shares or the possibility of such a sale also could make it more difficult for us to sell new Common Stock or other new equity securities in the future at a time and at a price best for the Company.

We do not anticipate declaring any cash dividends on our ordinary shares.

We have not paid cash dividends in the past and do not plan to pay any cash dividends in the near future.

Voting control by principal stockholders.

As of March 21, 2007, Qualmax owned preferred stock convertible into approximately 76.05% of our Common Stock, with commensurate current voting and economic rights.  M. David Kamrat and Noah Kamrat, father and son, together with their spouses (collectively, the “Kamrat Family”), control approximately 46.65% of the common stock of Qualmax; P&S Spirit, an entity controlled by Dr. Selvin Passen and Jacob Schorr, Ph.D., controls approximately 17.82% of the common stock of Qualmax; and Dr. Selvin Passen controls approximately 4.07% of the common stock of Qualmax, Inc.  Therefore, the members of Kamrat Family, P&S Spirit, and Dr. Passen collectively are able, indirectly via their influence on matters requiring Qualmax shareholder vote, to significantly influence the vote on matters requiring our stockholders’ approval, including the election of directors.

ITEM 2.	DESCRIPTION OF PROPERTY

Our U.S. operations are headquartered in Eugene, Oregon, in leased commercial premises in two buildings, located at 340 W. 5th Avenue and at 488 Lincoln Street.  Our Israel operations are headquartered in leased commercial premises located in the Yokneam Industrial Zone in Yokneam, Israel.  The condition of these leased premises is good, and we have recently made substantial tenant improvements to all three premises.  The principal terms and lease payment obligations are discussed in more detail under Item 7, “Financial Statements – Note J.”

ITEM 3.	LEGAL PROCEEDINGS

The Singer Litigation.

We are a defendant in a lawsuit filed by a former employee, Fred Singer, who has made claims for unpaid salary and for certain previously granted stock options.  Via mediation on February 7, 2007, we have settled this lawsuit, and as part of the settlement, we agreed that Mr. Singer holds options to purchase up to 70,000 shares of the Company’s Common Stock at a price of $0.10 per share, which options were issued to Mr. Singer during his association with the Company prior to 2002.  As of the time of the filing of this Report we have not received final documentation dismissing the lawsuit and settling and releasing claims, but we expect to conclude final settlement documentation within a matter of weeks.

The MPI Litigation.

As a result of the Reverse Acquisition the Company assumed the liabilities of Qualmax.  Qualmax was named as a defendant in certain litigation filed in France before the Trade Tribunal of Nanterre against BOS by Media Partners International (“MPI,” and the “MPI Litigation”), a former distributor of BOS, whose contract with BOS allegedly related to certain distribution rights for the product division Qualmax purchased from BOS on December 31, 2005.  Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense.  The litigation remains in its early stages, and at last report from counsel the French court had not yet made definitive rulings on defendant’s motion to change venue and jurisdiction from France to Israel.  Initial hearings on the motion for change of venue were concluded in February, 2007, and we are advised that final hearing will be conducted in late April, 2007, and a decision likely rendered in May, 2007.  If venue is in fact moved to Israel that decision may have a material impact on the plaintiff’s willingness to continue the litigation, due to increased expense, but the outcome of the venue hearings, and the impact of that outcome on plaintiff’s claims, is purely speculative at this point.  At present, based upon the limited progress in the matter and without the benefit of completion of factual discovery, management believes this litigation does not pose a significant financial risk to the Company.

The Blackstone Litigation.

Qualmax was named as a defendant in a lawsuit entitled Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, filed August 10, 2006.  The facts underlying the proceeding relate to a contract between defendant Worldwide PIN Payment Corp. and plaintiffs, and a third party, to plaintiff’s allegations of misappropriation of trade secrets and corporate opportunity, and to claims that defendants, or some of them, tortiously interfered with plaintiffs’ contract with a third party.  Plaintiffs’ seek monetary damages.  Management believes it is not entirely clear from the pleadings filed to date whether plaintiffs claim that Qualmax misappropriated trade secrets, or tortiously interfered with a third party contract, or is liable under some other theory.

On March 29, 2007, the first deposition in this matter was conducted, of a non-party witness who is one of the principal creators of certain intellectual property owned, or controlled, by Worldwide PIN Payment Corp. (“WPP”), and the deposition will be continued but a continuation has not been scheduled as of the time of filing of this Report.  The first formal discovery request was made of the Company on March 27, 2007, followed by a second request on April 10, 2007.  The Company has not yet been required to file any responsive pleadings, and has not provided materials responsive the plaintiff’s discovery requests.

Co-defendants have answered and filed counterclaims and third party claims, but none of the claims of co-defendants are against Qualmax nor do they allege wrongdoing by Qualmax as a defense to claims against them by plaintiffs.  The Company is still investigating the claims against it, and the facts surrounding the claims against co-defendants, but that investigation is in its early stages and is incomplete.  Based on the limited information available to management at this point, management does not believe Qualmax or the Company is liable for any wrongdoing, act or omission, in relation to the litigation, and management believes that Qualmax is not properly a party to the litigation.  However, management does not have sufficient information to provide a meaningful assessment of all the facts and circumstances relating to the claims against Qualmax and co-defendants nor to determine how costly and time-consuming defense of the matter may be regardless of the merits of the Company’s defense.  In addition, the Company believes it has viable claims for indemnification and damages against co-defendants but has not yet formally raised those claims or made a full determination of their value or role in the litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	Low Bid	High Bid
Fiscal Year Ended December 31, 2006
First Quarter	$0.180	$0.180
Second Quarter	0.330	0.330
Third Quarter	0.180	0.210
Fourth Quarter	0.090	0.110

Fiscal Year Ended May 31, 2006
First Quarter	$0.131	$0.220
Second Quarter	0.085	0.180
Third Quarter	0.075	0.300
Fourth Quarter	0.150	0.245

Fiscal Year Ended May 31, 2005
First Quarter	$0.240	$0.600
Second Quarter	0.220	0.310
Third Quarter	0.240	0.360
Fourth Quarter	0.180	0.270

Stockholders

As of March 21, 2007, there were approximately 163 holders of record of our common stock.  Based upon our recent Information Statement to shareholders mailed April 2, 2007, we believe there are approximately 935 total holders of our common stock, including those holding shares in “street name.”  The closing bid and asked prices for our common stock on March 21, 2007, were $0.06 and $0.06, respectively.

Due to negative cash flow, we have not paid any cash dividends on our common stock to date, and we do not contemplate the payment of cash dividends in the foreseeable future.  The future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Stock Option Grants

For the twelve months ended December 31, 2006, we granted options to employees and consultants to purchase 3,245,000 shares of our common stock.  All of these options were granted prior to the date of the Reverse Acquisition.  The options were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

Recent Sales of Unregistered Securities

Passen share purchase.

On September 14, 2006, Dr. Selvin Passen purchased 7,500,000 shares of the Company’s Common Stock at a price of $0.20 per share, for a total purchase price of $1,500,000.  The shares of Common Stock issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

P&S Spirit share purchase.

Effective December 29, 2006, the Company entered into a Subscription Agreement (the “P&S Spirit Subscription Agreement”) with P&S Spirit pursuant to which P&S Spirit agreed to invest between $3 million and $5 million in the Company by purchasing shares of the Company’s Preferred Stock in three stages, at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock, par value $0.01 per share, on an as-converted basis): (i) on December 29, 2006, an investment of $3,000,000 by purchase of 11.160454 shares of Preferred Stock of the Company, convertible into 33,333,333 shares of Common Stock; and (ii) after the second fiscal quarter of 2007, subject to certain conditions set forth in the Subscription Agreement and summarized below, an additional investment of $1,000,000 (the “Second Tranche”) by purchase of 3.720151 shares of Series A Preferred Stock, convertible into 11,111,111 shares of Common Stock; and (iii) after the third fiscal quarter of 2007, subject to certain conditions set forth in the Subscription Agreement and summarized below, an additional investment of $1,000,000 (the “Third Tranche”) by purchase of 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock.  P&S Spirit was also issued warrants representing in the aggregate the right to purchase 9.300378 shares of Preferred Stock (convertible into 27,777,778 shares of common Stock), at an exercise price $268.806.27 per share (equivalent to $0.09 per share of Common Stock, on an as-converted basis).  In addition, as part of the transaction M. David Kamrat and Noah Kamrat (the “Kamrats”) agreed to transfer a total of 3,827,655 shares of common stock, par value $0.01 per share, of Qualmax to P&S Spirit, and in consideration of the Kamrats’ agreement the Company agreed to issue warrants to the Kamrats representing, in the aggregate, the right to purchase 9.300378 shares of Preferred Stock (convertible into 27,777,778 shares of Common Stock), at an exercise price $268.806.27 per share (equivalent to $0.09 per share of Common Stock on an as-converted basis); the warrants issued to the Kamrats have the same terms as the warrants issued to P&S Spirit.

The Second Tranche is only payable by P&S Spirit in the event that the Company’s consolidated unaudited financial statements as filed on Form 10-QSB (or, Form 10-Q, if applicable) for the second quarter ending June 30, 2007 reflect EBITDA of: (A) $543,000 or greater for the three month period ending June 30, 2007; or (B) $618,000 or greater for the six month period ending June 30, 2007.  Therefore, if the foregoing conditions are met, the Second Tranche payment could be required no sooner than 5 days after the filing of the Company’s Quarterly Report on Form 10-QSB for the quarter ending June 30, 2007.

The Third Tranche is only payable by P&S Spirit in the event the Company’s consolidated unaudited financial statements as filed on Form 10-QSB (or, Form 10-Q, if applicable) for the third quarter ending September 30, 2007 reflect EBITDA of: (A) $885,000 or greater for the three month period ending September 30, 2007; or (B) $1,503,000 or greater for the nine month period ending September 30, 2007.  Therefore, if the foregoing conditions are met, the Third Tranche payment could be required no sooner than 5 days after the filing of the Company’s Quarterly Report on Form 10-QSB for the quarter ending September 30, 2007.  In addition, if the Second Tranche has not been paid at the time the Third Tranche becomes payable, the Second Tranche payment must be made simultaneously with the Third Tranche payment.

The shares of Preferred Stock issued to P&S Spirit are issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

BOS debt conversion.

Effective December 31, 2006 the Company, Qualmax, IP Gear, Ltd., P&S Spirit, and BOS entered into an agreement pursuant to which, among other things, the parties agreed to convert approximately $1.48 million, in the aggregate, of amounts due and payable to BOS under certain loan, royalty, and outsourcing agreements, into 5.50652 shares of Preferred Stock, par value $0.01 per share, of the Company; this Preferred Stock is convertible into 16,446,544 shares of Common Stock, par value $0.01 per share, of the Company. The price of the Preferred Stock issued to BOS was $268.806.27 per share (equivalent to $0.09 per share of Common Stock on an as-converted basis).

The shares of Preferred Stock issued to BOS are issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Lock-Up Agreement.

In connection with the transactions contemplated by the P&S Spirit Subscription Agreement, the Company, the Kamrats, P&S Spirit, certain affiliates of the Kamrats and P&S Spirit, and BOS entered into a Lock-Up Agreement, as herein described in more detail in Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Lock-Up Agreement Among Principal Shareholders.”

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial operations and financial conditions.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, and in conjunction with Part 1, “Disclosure Regarding Forward-Looking Statements,” and Item 1, “Description of Business - Certain Risk Factors.”

Results of Operations

Company revenue and cost of goods.

Company-wide revenue and cost of goods for the year ended December 31, 2006 and the year ended December 31, 2005:

Company-Wide	Year End Dec. 31. 2005	Year End Dec. 31, 2006	Change
Revenue	$18,037,537	$20,130,471	11.6%
Cost of Goods	$15,537,684	$17,891,452	15.2%
Gross Margin	14%	11%

2006 was a year of investment for the Company.  Qualmax became a Pink Sheets company on November 30, 2005, and acquired IP Gear, Ltd. on December 31, 2005.  We invested money in physical and technological infrastructure, and major systems software upgrades.  We successfully recruited or promoted qualified personnel for key management positions, in the U.S. and Israel.  We have made substantial progress toward development and commercial release of an upgraded and expanded product line.  And our new management team has been learning for the first time to deal with the requirements of operating a reporting public company.

Our investments in 2006 were funded primarily by two investors, Dr. Selvin Passen, who has been affiliated with the company since 2004, and Jacob Schorr, Ph.D., who joined our Board at the time of the Reverse Acquisition in September 2006.

The modest increase in revenues 2005 to 2006 reflect the additional revenues generated by the IP Gear, Ltd. division, increased revenues from VoIP services by our IP Gear Connect division, and reduced revenues (particularly in the third and fourth quarters of 2006) from our VAR business operated by the IP Gear division in the U.S.  Cost of goods increase was primarily due to higher costs in the IP Gear division.  We experienced relatively stable gross margins from IP Gear Connect revenue during fiscal 2006.

IP Gear, Ltd. (Israel) Division Revenue and Cost of Goods.

Because the Company did not acquire the IP Gear, Ltd. division until December 31, 2005, it did not exist during 2005 for comparison purposes.  Revenue and cost of goods for the year ending December 31, 2006:

IP Gear, Ltd.	Year End Dec. 31. 2006
Revenue	$2,592,543
Cost of Goods	$2,190,874
Gross Margin	15%

Our IP Gear, Ltd. division lost money in fiscal 2006, and it is likely to lose money in 2007.  Our current business plan is to continue to invest money in IP Gear, Ltd. in fiscal 2007.  We intend to build a redesigned and enhanced product line and expand our sales and marketing efforts, rather than address the loss by attempting to limit costs and maintain sales in the short term. We have recently secured investment capital that has funded operation of IP Gear, Ltd. in 2006, and we believe it will fund operations in 2007.  However, our access to a significant portion of that capital is continent upon reaching certain EBITDA targets at the end of Q2 and Q3, 2007 (see our Current Report on Form 8-K filed January 8, 2007, and see also Item 5, “Market for Common Equity and Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities,” for a detailed discussion of the Subscription Agreement between P&S Spirit and the Company).  Due to the volatility of the market for our goods and services, and the uncertainty of our ability to deliver on all points of our business plan, we cannot be certain whether we will reach these EBITDA targets, and based on preliminary information management believes it is likely that we will not reach one or both of the relevant EBITDA targets.  Therefore, we continue to actively seek additional funding to continue to develop and expand our IP Gear, Ltd. business.

IP Gear, Ltd. was acquired as a division of BOS, where the company had been operating for many years.  Defining IP Gear, Ltd. as an entity of its own, separate from its former parent, has been management’s first challenge, both in the U.S. and in Israel.  Although division-level management remained in place after Qualmax’s December 31, 2006 acquisition of the business, the company and nature of the business were new to U.S.-based senior management, and the division’s location is physically remote from the U.S.-based company’s Eugene, Oregon headquarters.  IP Gear, Ltd. changed division managers mid-year, and via an outsourcing agreement with BOS gradually separated its operations from BOS over the course of the year (the division shared office space and a variety of systems with BOS until the end of fiscal 2006).  The transition has not been efficient at all times, and it undoubtedly has had a negative impact on sales and product development.  In addition, we have struggled to control costs and forecast revenues, and the division’s revenue and profit margins have been lower than we anticipated at the time of the acquisition.  As a result, we have been forced to secure additional financing to cover our operating shortfalls, and to aggressively limit costs.  As a result we have had to restrict our R&D and sales efforts, delay inventory purchases, and postpone related strategic initiatives.  Our ability to reverse this trend depends upon our ability to secure additional investment capital, and to reduce costs relative to revenues.

A second major challenge for IP Gear, Ltd. in 2006 was the implementation of three R&D initiatives, designed to better position our products and improve our gross margins:

1.           To redesign and enhance the Claro and Quasar product series to achieve three goals: (a) to decrease costs of production; (b) to provide increased and enhanced monitoring features, and greater flexibility in feature arrays; and (c) to expand each product’s scalability by expanding from a 2 Primary Rate Interface (“PRI”) capacity to a 4 PRI capacity.  We currently expect that the redesigned Claro product line will be fully completed for release by the end of the fourth quarter, 2007, and that certain products within the Claro line will be ready before that date.

2.           To create new software, generally known as a SIP proxy, to add management features and other functionality applicable to all our products, and to contribute toward a redeveloped software foundation for future product design.  This SIP proxy is currently employed on some of our Claro products, and it will eventually be used with all of our products.  The software may also provide a better means for our products to work with other companies’ products as part of integrated IP communications solutions.  Although the software is currently in production, it is in its early stages and will continue to be improved over the course of this year.

3.           To develop a 4 port GSM card to serve a variety of purposes, in particular and most immediately to insert in our 16 port Claro gateway in order to provide an adaptable “4 way” IP telephony gateway, combining 4 port FXO, FXS, GSM and IP cards in versatile arrays.  We currently project completion of this initiative by the end of fiscal 2007.

A third challenge has been our gradual transition away from manufacturing all of our own products, to outsourcing manufacturing of more of our components, and in some cases finished products.  The principal goal of this project has been to reduce our costs of goods, positioning us to increase profit margins and compete in an industry where technology tends to become cheaper as it matures.  Outsourcing production has involved product design challenges, and challenges in identifying and qualifying suitable outsource manufacturers and component providers.

A fourth challenge has been our effort to build distribution channels in North and South America.  Generating substantial sales through distributors and resellers in a large new geographic market requires an effort over months or years.  We have executed distribution contracts with a number of North American distributors, and have sold IP Gear., Ltd. product via those distribution agreements, as well as to a small number of end users in North America, but we have not yet seen meaningful sales results in these new markets.  We believe it will be a number of quarters, perhaps into 2008, before we may begin to reap the benefit of our efforts over the past year in North and South America.

We believe it is also important to note that our cost of goods for fiscal 2006 was increased by recent inventory write-downs, a move we believe is necessary to accurately reflect the declining value during 2006 of some parts and work in progress resulting from increased outsourcing of manufacturing operations.  We have taken reserves for slow moving or obsolete inventory in 2006, and if we experience another shift in the market for our core products, or another shift in manufacturing methods, we may experience inventory adjustments and reserves in 2007.

IP Gear (U.S.) Division Revenue and Cost of Goods.

Revenue and cost of goods for the IP Gear division (equipment reseller and refurbisher) for the year ended December 31, 2006 and year ended December 31, 2005:

IP Gear	Year End Dec. 31. 2005	Year End Dec. 31, 2006	Change
Revenue	$9,810,314	$6,307,644	(36%)
Cost of Goods	$8,126,649	$5,317,852	(35%)
Gross Margin	17%	16%

Although our gross profit margin has remained relatively stable from 2005 to 2006, our revenues in this division declined substantially in 2006, and in the third and fourth quarters of 2006 we experienced decreasing gross margins on resale of other manufacturer’s products.  We can identify at least two primary reasons for the decline in revenues and profit margin.

1.           The first reason is a shift in market conditions.  Our sales in this division have historically been of VoIP gateways, access servers, and related components.  Based upon our discussions with customers, vendors, and competitors in the market, we believe that the market for these products is not necessarily slowing, but has matured.  The access server resale business has for the past four or five years presented niche opportunities for nimble VARs, particularly in the used or refurbished equipment markets, who found many small purchase and resale opportunities.  However, in the past one or two years we believe that larger competitors have gained market share, have become knowledgeable about the technology and how to sell equipment in smaller lots, and have established better and larger channels for used or refurbished equipment to reach end users.  The result has been tougher competition for smaller VARs like us.  By buying in large lots, often from bankrupt or over-leveraged sellers, larger companies have reduced profit margins for smaller companies that cannot fund large purchases, making it harder for small companies to compete based on price.  In response to these market conditions, we have chosen not to dedicate necessary capital and build infrastructure to compete with large resellers for buying opportunities, but instead to seek only adequately profitable opportunities we can finance without substantial leverage.  We have attempted to reduce sales volume, and pursue only higher margin sales opportunities, rather than by pursuing a higher volume of lower margin opportunities – a strategy that we believe requires greater inventory and accounts receivable financing than we are currently able to access.  We believe it is also important to note that our cost of goods has been increased by recent inventory write-downs, a move we believe is necessary to accurately reflect the declining value during 2006 of some of our core VAR products.  We have taken reserves for slow moving or obsolete inventory in 2006, and if we experience another shift in the market for our core products we may experience additional inventory adjustment and reserves in 2007.

The impact of the gateway and access server market shift is illustrated by our trend away from sales to other mid-tier resellers, and toward end users.  We find that currently other mid-tier resellers (and many larger end users) can obtain better pricing from larger distributors and top-tier resellers, and therefore, our customers have become almost exclusively end users, typically mid-tier carriers or other telecom service providers.

2.           The second reason for the division’s revenue decline is a shift in our sales and marketing focus, away from other companies’ equipment and toward our own.  We acquired the IP Gear, Ltd. VoIP and GSM technology division at the end of 2005 with the intention of expanding the Claro product’s market into North and South America, and with the intention of combining technical and market expertise in certain areas.  Establishing sales channels in a new market has been a challenge for our relatively small U.S.-based sales force, and inevitably has diverted sales, marketing and management efforts away from our legacy VAR business to support sales of our own products.  We can sell our own products at much higher margins than other companies’ products, and we are investing our sales, marketing, and management efforts to substantially expand the market for our own products in the long term, at the expense of the market for other companies’ products in the short term.  Currently, we estimate that approximately 50% of our U.S.-based sales, marketing, and management efforts are dedicated to the IP Gear, Ltd. product line, and 50% to our legacy VAR business.  We expect that the efforts dedicated to IP Gear, Ltd. products will increase relative to our VAR business over the course of the next year.

IP Gear Connect Division Revenue and Cost of Goods.

Revenue and cost of goods for the IP Gear Connect division (wholesale VoIP services) for the year ended December 31, 2006 and year ended December 31, 2005:

IP Gear Connect	Year End Dec. 31. 2005	Year End Dec. 31, 2006	Change
Revenue	$8,227,223	$11,230,284	37%
Cost of Goods	$7,411,035	$10,382,726	40%
Gross Margin	10%	8%

We have worked hard in 2006 to build a stable foundation under the VoIP service provider business we built in 2005, with a goal of steadily increasing division revenues, while maintaining gross margins, and limiting problems with technological failures and accounts receivable (“AR”) collections.  Our efforts have focused on three areas:

1.           We have continued to improve our technological infrastructure, increasing our capacity to direct VoIP traffic, our ability to control the quality of the connections, and our ability to monitor and account and bill for VoIP traffic.  In particular, we are in the process of migrating to new, larger capacity switching technology, which we believe will enable us to increase the volume of telephony service we can provide.  We anticipate that our migration to this new technology will be completed by the end of the third fiscal quarter of 2007.

2.           We have improved the quality of the foreign termination services we resell, by building relationships with those foreign vendors who have provided reliable quality connections over a period of time.  We continue to pursue higher-quality and more reliable termination opportunities with larger foreign carriers where possible.

3.           We have continued our efforts to build a high quality customer base, building relationships over time and carefully monitoring credit.  We continue to pursue sales opportunities with top-tier telecom customers where possible.  However, higher credit customers often command longer AR cycles, and our ability to finance AR growth under those conditions has been limiting in 2006.  In addition, increased competition and decreased technological barriers to entry into the VoIP service business has put downward pressure on gross margins.

Total Company expenses.

Total Company expenses (sales, marketing, general and administrative) for the year ended December 31, 2006 and year ended December 31, 2005:

	Year End Dec. 31. 2005	Year End Dec. 31, 2006	Change
Total Expenses	$2,286,127	$7,880,960	245%

We believe the increase in total expenses is due to the following factors, among others:

•	new general, administrative and sales expenses of our new IP Gear, Ltd. division, acquired December 31, 2005;
•	increased internal sales and marketing expenses relating to the IP Gear, Ltd. division and to turnover at key sales and management positions;
•	increased travel and lodging expenses relating to management and operation of IP Gear, Ltd. in Israel (including travel for U.S. personnel to Israel, and for Israel personnel to the U.S.);
•	increased professional, travel and lodging expenses relating to the investigation of retail VoIP business opportunities in Europe and the U.S.;
•
increased personnel expenses relating to the Company’s implementation of a new accounting and customer relationship management (“CRM”) software system and related controls and procedures, turnover in key personnel (including the appointment of Shalom Amsalem as manager of our IP Gear, Ltd. operations in Israel, Jason Johnson as U.S.-based equipment sales manager, Ian Richardson as General Counsel, and the expense of supporting an interim Chief Financial Officer with outside consultants and recruiting a new permanent Chief Financial Officer, and including the hiring of U.S.-based sales and accounting staff);

•	increased accounting fees relating to a change in accountant, and increased legal fees relating to a change in law firms;

•
increased external accounting expenses, particularly audit and review expenses, and legal expenses and insurance costs, relating to or occurring as a result of the Company’s status as a publicly traded company;

•	costs of raising capital;
•	increased internal legal expenses relating to the Company’s employment of a full-time in-house general counsel starting April 2006;
•	writedowns for aged accounts receivable deemed uncollectible;
•
expensing of approximately $400K of previously capitalized BOS acquisition costs, as a result of management’s determination that the income stream from the investment did not meet expectations at the time of the acquisition; and

•	increased legal expenses relating to FCC regulatory changes/compliance and various other matters.

Interest.

Interest expense increased to $178,967 for the year ended December 31, 2006 from $123,831 for the year ended December 31, 2005.  The increase is due to fluctuations in the principal amount of the Bank of America Loan, and the addition of the BOS Loan effective December 31, 2005, and corresponding fluctuations in interest expense.  The Bank of America Loan and BOS Loan are discussed in more detail below in this Item 6, “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.”

Amortization and Depreciation.

	Year End Dec. 31. 2005	Year End Dec. 31, 2006	Change
Depreciation	$182,097	$349,372	92%
Amortization	$0	$1,815,230	n/a

Increased depreciation and amortization has resulted from a substantial increase in capital expenditures for equipment, facilities and technology.  The increase in depreciation reflects acquisition of equipment during 2006 to add equipment for our operations, rather than to replace fully depreciated equipment.  The increase in amortization is due entirely to our acquisition of technology from BOS effective December 31, 2005.

Net Loss.

The above factors contributed to a net loss before taxes of ($5,898,579) for the year ended December 31, 2006 as compared to net income before taxes of $322,234 for the year ended December 31, 2005.

Liquidity and Capital Resources

We have recurring quarterly net losses and had cash used in operations in the year ending December 31, 2006 of ($1,658,872).  We had positive working capital of $3,809,358 at December 31, 2006.  Management believes the Company will have sufficient liquid resources to continue business during fiscal 2007, subject to sales and gross profit results and subject to management’s ability to adjust overhead and other costs of operations, and to restructure unprofitable business operations, as may be necessary to meet changing cash flow needs in the future.

Capital expenditures.

Total capital expenditures for the year ending December 31, 2006 and the year ending December 31, 2005:

	Year End Dec. 31. 2005	Year End Dec. 31, 2006	Change
Capital Expenditures	$385,004	$3,352,667	1064%

The increase in capital expenditures from December 31, 2005 to December 31, 2006 is due to the following factors:

•	expansion of and leasehold improvements to the Company’s principal place of business in Eugene, Oregon, and move of our IP Gear, Ltd. (Israel) operations to new leased commercial space;
•
expansion and improvement of the Company’s VoIP network equipment, including equipment located at the Company’s primary network operations center in Eugene, Oregon, and its collocation facilities in Portland, Oregon, and Los Angeles, California;

•	certain costs relating to the Reverse Acquisition and similar capital transactions;
•	R&D costs, primarily at IP Gear, Ltd.’s facility in Israel, but including some R&D activities funded directly by IP Gear in the U.S., for the development of IP Gear, Ltd. technology;
•	acquisition of new accounting and management software systems for the Company as a whole and for the VoIP service division; and
•	certain additional costs of raising capital.

Net cash provided by equity-based financing activities increased by $4,190,000 during the year ending December 31, 2006 as compared to an increase of $290,996 during the year ending December 31, 2005, due to sales of our securities to Dr. Passen, Dr. Schorr, and related entities during the year ending December 31, 2006, and in smaller sums to other parties.  Net cash provided by debt-based financing activities decreased during the year ended December 31, 2006 by $1,460,000, and during  the year ending December 31, 2005 increased by $2,892,612.  The decrease during fiscal year 2006 was due a net decrease in the Bank of America Loan principal amount of $1,460,000.

Refinancing of term loan.

Qualmax entered into a loan agreement with Bank of America, N.A., (“BoA”) on April 20, 2005 in the original principal amount of $2,000,000 (the “BoA Loan”).  Effective September 15, 2006, the BoA Loan agreement was modified for an adjusted principal amount of $984,323 and an extended maturity date of March 31, 2007, with interest on the principal amount at 3% over BoA’s Prime Rate.  The BoA Loan was in the name of Qualmax, guaranteed by the Company and personally by M. David Kamrat, and it was secured by a pledge of all the Company’s stock owned by Qualmax.  BoA declined to extend the BoA Loan maturity date beyond March 31, 2007, and therefore, the Company secured substitute financing in the form of the P&S Loan Agreement discussed below, and it repaid all outstanding BoA Loan principal, interest and fees on March 30, 2007.

On March 30, 2007, the Company entered into a Term Loan and Security Agreement (the “P&S Loan Agreement” and the debt obligation pursuant thereto, the “P&S Loan”) with P&S Spirit.  The principal amount of the P&S Loan is $1,000,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal); consecutive monthly payments of interest only (payable in arrears) are required commencing May 1, 2007; and all unpaid principal, interest and charges are due upon the maturity date of January 2, 2009.  Principal may be prepaid without penalty.  Upon default, the entire P&S Loan amount (including accrued unpaid interest and any fees) would be accelerated, and the Company would be required to pay any costs of collection. The P&S Loan Agreement includes certain affirmative covenants, including, without limitation, a financial reporting requirement (quarterly – 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5:1.0.

The P&S Loan Agreement grants P&S Spirit a first position security interest with respect to all of the Company’s assets.  The P&S Loan Agreement is also backed by a corporate Guaranty by Qualmax (which, pending completion of the contemplated merger of Qualmax into the Company, holds a controlling interest in the Company), a security interest in the assets of Qualmax (consisting solely of 100 shares of the Company’s Preferred Stock, convertible into 298,673,634 shares of the Company’s Common Stock, par value $0.01 per share), and by the personal Guaranty of M. David Kamrat, Chairman of the Company’s Board and Chief Executive Officer of the Company, as well as a director and executive officer of Qualmax.  M. David Kamrat’s personal Guaranty is limited to the sum of $1,000,000, although the guaranteed obligations include indemnification for certain claims against P&S Spirit relating to the P&S Loan Agreement.

The Loan proceeds have been used by the Company to repay all outstanding principal, interest and fees payable to BoA as described above, and to pay certain professional fees associated with preparation and negotiation of the P&S Loan Agreement.  The principals of P&S Spirit include Dr. Selvin Passen, who is a director of the Company, as well as a shareholder of the Company and its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

Need for additional capital.

In the past year, we have funded our cash requirements from sales of products, bank borrowings and sales of equity securities to and loans from Dr. Selvin Passen and others.  Moreover, we have also issued equity securities in exchange for services rendered.  During the year ending December 31, 2006, sales of our products were not sufficient to fund our cash requirements.  We had continuing negative cash flow from operating activities, and we expect those operating losses and negative cash flow to continue into 2007, and it is likely that we will end 2007 with a net loss.  As a result, we will continue to rely heavily on borrowings and sales of equity securities to fund operations.

In 2006, virtually all of our private equity financing was provided by Dr. Passen and a related entity, Oregon Spirit, LLC (“Oregon Spirit”), and P&S Spirit.  Dr. Passen and Oregon Spirit invested a total of $1.25 million by purchasing common stock of Qualmax prior to the Reverse Acquisition on September 15, 2006.  In addition, P&S Spirit invested a total of $3 million in 2006 by purchasing our stock, and it may invest an additional $2 million in 2007, and has funded the refinancing of the BoA Loan in a principal amount of approximately $1 million.  These capital infusions, combined with the reduction of long term debt pursuant to the BOS debt conversion discussed under Item 12, “Certain Relationships and Related Transactions, and Director Independence – BOS Debt Conversion,” have substantially improved our 2006 year end balance sheet as compared to our balance sheet at the end of the third quarter of 2006.

As discussed in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities Recent Sales of Unregistered Securities – P&S Spirit Share Purchase,” we must achieve certain EBITDA targets in order to receive Tranches 2 and 3 of the P&S Spirit investment.  We believe that if sales of our higher margin products increase sufficiently during the first three quarters of 2007, we should be able to adequately manage our costs in order to reach those targets.  However, an increase in sales depends largely on factors beyond our control, and cost management may involve future challenges we don’t currently anticipate.

Our ability to rely on other sources of capital other is highly uncertain, and we face a critical need for additional capitalization in order to continue our current research and R&D-based business plan.  Management intends to continue to seek additional capital actively, however, if capital is insufficient, we may need to consider limiting or discontinuing business operations that are unprofitable or speculative in the near term, even if management continues to believe that those lines of business are likely to be profitable or otherwise valuable in the longer term. Further, no assurance can be given that as a result of market changes, business operations or management decisions we will not need additional capital more immediately and that, if we do face such a need, capital will be available when needed in adequate amounts or on terms acceptable to us.

Technology

As a result of our acquisition of the IP Gear, Ltd. technology assets, our balance sheet reflects a carrying value for our Claro software technology.  As of December 31, 2005 our balance sheet reflected an acquisition cost for the Claro technology of $3,523,707.  As a result of increases during fiscal year 2006 resulting from capitalized R&D, and from revaluation of the software due to conversion of BOS royalty and loan obligations to equity, our balance sheet as of December 31 ,2006 reflected a Claro software value of $5,894,827, before amortization.

ITEM 7.	FINANCIAL STATEMENTS

New World Brands financial statements for the fiscal year ended December 31, 2006 are attached hereto.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NEW WORLD BRANDS, INC. AND SUBSIDIARY

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders
New World Brands, Inc. and Subsidiary
Eugene, Oregon

We have audited the accompanying consolidated balance sheet of New World Brands, Inc. and Subsidiary as of December 31, 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New World Brands, Inc. and Subsidiary as of December 31, 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

BERENFELD, SPRITZER, SHECHTER & SHEER

April 14, 2007

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$3,396,617
Accounts receivable, net	1,496,865
Inventories, net	1,817,824
Prepaid expenses	175,367
Income tax refund receivable	403,995
Other current assets	220,802

Total Current Assets	7,511,470

Property and Equipment, net	5,839,651

Other Assets:
Deposits and other assets	153,411

Total Assets	$13,504,532

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Note payable, current portion	$984,323
Capital lease obligations, current portion	169,202
Accounts payable	1,238,551
Accrued expenses	1,196,746
Customer deposits	59,625
Advances from shareholders	53,665

Total Current Liabilities	3,702,112

Long-Term Liabilities:
Capital lease obligations, net of current portion	175,147
Other	53,411

Total Long-Term Liabilities	228,558

Total Liabilities	3,930,670

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock	-
Series A preferred stock, $.01 par value, 200 shares authorized 116.666974 shares issued and outstanding	1
Common stock, $.01 par value, 50,000,000 shares authorized, 44,303,939 shares issued and outstanding	443,040
Additional paid-in capital	36,462,218
Accumulated other comprehensive loss	(49,295)
Accumulated deficit	(27,282,102)

Total Stockholders' Equity	9,573,862

Total Liabilities and Stockholders' Equity	$13,504,532

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Net sales:
Resale and proprietary hardware	$8,800,437	$9,810,314
Wholesale carrier service	11,330,034	8,227,222
	20,130,471	18,037,536
Cost of sales:
Resale and proprietary hardware	(7,508,726)	(8,126,649)
Wholesale carrier service	(10,382,726)	(7,411,035)
	(17,891,452)	(15,537,684)
Gross profit on sales	2,239,019	2,499,852
Selling general and administrative expenses	(7,880,960)	(2,286,127)
Income (loss) from operations	(5,641,941)	213,725
Other income and expenses:
Interest and other income	64,286	232,340
Interest and other expenses	(320,924)	(123,831)
	(256,638)	108,509
Income (loss) before income taxes	(5,898,579)	322,234
Benefit (provision) for income taxes	472,905	(118,229)
Net income (loss)	$(5,425,674)	$204,005
Basic earnings (loss) per share	$(0.04)	$0.00
Diluted earnings (loss) per share	$(0.04)	$0.00
Weighted average shares outstanding:
Basic	125,192,000	166,861,000
Diluted	125,192,000	250,387,000
Comprehensive income (loss):
Net income (loss)	$(5,425,674)	$204,005
Loss on foreign currency translation, net of income tax benefit	(49,295)	-
Comprehensive income (loss)	$(5,474,969)	$204,005

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

						Accumulated	Retained
	Series A				Additional	Other	Earnings	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Equity

Balances at January 1, 2005	-	$-	107,767,034	$1,077,670	$(1,077,670)	$-	$860,642	$860,642

Issuances of stock - 2005
Exercise of stock options in exchange for existing common stock shares	-	-	79,827,423	798,274	(798,274)	-	-	-
Exercise of stock option	-	-	1,995,686	19,957	(3,622)	-	-	16,335
Issuance of common stock for cash	-	-	1,995,686	19,957	85,043	-	-	105,000
Issuance of stock for equipment	-	-	7,982,742	79,827	170,173	-	-	250,000
Issuance of common stock from recapitalization	-	-	17,105,876	171,059	(171,059)	-
Issuance of common stock resulting from dilutive provisions of recapitalization	-	-	7,127,449	71,274	(71,274)	-	-	-
Issuance of common stock for cash	-	-	2,075,214	20,752	165,244	-	-	185,996
Issuance of common stock for asset acquisition	-	-	45,554,731	455,547	4,044,453	-		4,500,000
Return of capital in settlement of related party receivables	-	-	-	-	(10,223)	-	-	(10,223)

Net income - 2005	-	-	-	-	-	-	204,005	204,005

Balances at December 31, 2005	-	-	271,431,841	2,714,317	2,332,791	-	1,064,647	6,111,755

Issuances of stock - 2006
Additional common stock issued in consideration of asset acquisition	-	-	5,806,633	58,066	594,321	-	-	652,387
Issuance of common stock for cash	-	-	13,315,856	133,159	1,206,841	-	-	1,340,000
Issuance of common stock in exchange for partial repayments of principal on note payable	-	-	5,981,070	59,811	540,189	-	-	600,000
Issuance of stock for equipment	-	-	2,138,235	21,382	193,118	-	-	214,500
Recapitalization of Qualmax common stock as a result of the reverse acquisition	-	-	(298,673,635)	(2,986,735)	2,986,735	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

						Accumulated	Retained
	Series A				Additional	Other	Earnings	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Equity

Issuances of stock - 2006 (continued)
Recapitalization of New World Brands as a result of the reverse acquisition	-	-	44,303,939	443,040	24,278,035	-	(22,921,075)	1,800,000
Issuance of Series A preferred stock as a result of the reverse acquisition	100	1	-	-	(1)	-	-	-
Issuance of Series A preferred stock for cash	11.160454	-	-	-	3,000,000	-	-	3,000,000
Cost of raising capital	-	-	-	-	(150,000)	-	-	(150,000)
Issuance of Series A preferred stock in exchange for partial repayment of note payable, accrued royalties and outsourcing expenses, and release of obligations from operating agreements	5.50652	-	-	-	1,480,189	-	-	1,480,189

Net loss - 2006	-	-	-	-	-	-	(5,425,674)	(5,425,674)
Loss on foreign currency translation, net of tax benefit						(49,295)		(49,295)

	116.666974	$1	44,303,939	$443,040	$36,462,218	$(49,295)	$(27,282,102)	$9,573,862

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(5,425,674)	$204,005
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	2,164,602	182,097
Issuance of stock for royalties and outsourcing expenses	356,817	-
Changes in operating assets and liabilities:
- Accounts receivable	59,894	(1,114,127)
- Inventories	663,672	(1,131,040)
- Prepaid expenses	112,919	(240,669)
- Income tax refund receivable	(403,995)	-
- Deferred tax asset	45,467	-
- Other current assets	(158,605)	(39,097)
- Deposits and other assets	229,788	(358,199)
- Accounts payable	266,341	348,374
- Accrued expenses	541,484	530,006
- Customer deposits	(23,712)	83,337
- Income taxes payable	-	(301,776)
- Deferred income taxes	(111,540)	(11,588)
- Other liabilities	53,411	(2,500)
Net cash used in operating activities	(1,629,131)	(1,851,177)
Cash flows from investing activities:
Acquisition of property and equipment	(1,277,327)	(385,004)
Net cash acquired from the reverse acquisition	1,800,000	-
Net cash provided by (used in) investing activities	522,673	(385,004)
Cash flows from financing activities:
Proceeds from notes payable	-	3,444,323
Payments of principal on notes payable	(1,460,000)	(551,711)
Payments of principal on capital lease obligations	(141,153)	(5,298)
Net repayment of advances from shareholders	(75,245)	100,972
Sales of common and preferred stock	4,190,000	290,996
Exercise of stock options	-	16,335
Net cash provided by financing activities	2,513,602	3,295,617
Net increase in cash and cash equivalents	1,407,144	1,059,436
Cash and cash equivalents, beginning of year	1,989,473	930,037
Cash and cash equivalents, end of year	$3,396,617	$1,989,473

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the year for:
- Income taxes	$-	$469,573
- Interest	$178,168	$123,831
Non-cash investing and financing activities:
Issuance of common stock for asset acquisition
- Inventories	79,179	$800,000
- Property and equipment	573,208	3,700,000
- Additional paid-in capital	(652,387)	(4,500,000)
	$-	$-
Issuance of stock for payment of note payable
- Note payable	$600,000	$-
- Additional paid-in capital	(600,000)	-
	$-	$-
Issuance of common stock for property and equipment
- Fair value of property and equipment acquired	$214,500	$250,000
- Additional paid-in capital	(214,500)	(250,000)
	$-	$-
Issuance of preferred stock for partial repayment of note payable, accrued royalties and outsourcing expenses, and release of obligations from operating agreements
- Note payable	$400,000	$-
- Royalties and outsourcing expenses	356,817
- Property and equipment	723,372	-
- Additional paid-in capital	(1,480,189)	-
	$-	$-
Acquisition of property and equipment through capital lease obligations
- Fair value of property and equipment acquired	$387,384	$103,416
- Capital lease obligations incurred	(387,384)	(103,416)
	$-	$-
Reclassification of related party transactions
- Advances from shareholders	$-	$(10,223)
- Additional paid-in capital	-	10,223
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

New World Brands, Inc. (“New World Brands”, the “Company”, “we”, “us” or “our”) is a Delaware corporation that until September 15, 2006 was an importer of wine and spirits beverages for sale and distribution throughout the United States.  On September 15, 2006, we sold our wine and spirits business, and, by way of a reverse acquisition, acquired all of the assets and assumed all of the liabilities of Qualmax, Inc., a Delaware corporation (“Qualmax” and the reverse acquisition the “Reverse Acquisition”).

As a result of the Reverse Acquisition we are no longer in the wine and spirits business, and instead we are now a telecommunications research and development, sales, and service company, focusing on products and services utilizing voice over internet protocol (“VoIP”) technology.  We develop, manufacture and sell our own line of VoIP technology products through our wholly owned subsidiary, IP Gear, Ltd., an Israeli corporation (“IP Gear, Ltd.”).  We are also a reseller of VoIP related telecommunications equipment, and a reseller of wholesale VoIP telephony service.

Our acquisition of Qualmax and its wholly owned subsidiary IP Gear, Ltd. was accounted for as a reverse acquisition.  Although New World Brands was the company that made the acquisition, Qualmax was treated as the surviving company for accounting purposes.  As a result, the accompanying financial statements reflect the results of operations and cash flows of Qualmax and IP Gear, Ltd. prior to September 15, 2006, and the financial position, results of operations, and cash flows of New World Brands, Qualmax, and IP Gear, Ltd. from and after September 15, 2006.

All inter-company accounts and transactions have been eliminated in consolidation.

On September 15, 2006 the Company changed its fiscal year end from May 31 to December 31, which is Qualmax’s fiscal year end.  The change in fiscal year results from the acquisition of Qualmax and IP Gear, Ltd., which was accounted for as a reverse acquisition.

Reverse Acquisition Accounting

In June 2006, New World Brands determined to change its business plan by selling its wine and spirits business for the sum of $500,000 (the “Sale Transaction”), issuing 7,500,000 shares of common stock for $1,500,000 (the “Private Equity Investment”), and merging with Qualmax and its wholly owned subsidiary IP Gear, Ltd. under the Reverse Acquisition.  The Sale Transaction and Private Equity Investment each took place on September 14, 2006, after which New World Brands assets consisted solely of cash in the

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

amount of $2,000,000, and certain contract rights under the Reverse Acquisition agreement with Qualmax.  The Reverse Acquisition was completed on September 15, 2006, subject to shareholder ratification and certain filings and amendments that are necessary to finalize the merger.

Pursuant to the Reverse Acquisition, New World Brands issued 100 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) to Qualmax.  The preferred stock was issued because New World Brands did not have sufficient authorized and available common stock shares to issue on September 15, 2006 when the Reverse Acquisition was consummated.  The Preferred Stock represented, as of September 15, 2006, the right to vote approximately eighty-six percent (86%) of the issued and outstanding shares of our capital stock, calculated under the premise that the Preferred Stock had been converted to the appropriate number of shares of our common stock (meaning, on an “as-converted” basis).

The Boards of Directors of New World Brands and Qualmax (the “Boards”) have each agreed that Qualmax will be merged with the Company (the “Merger”), after which the separate corporate existence of Qualmax shall cease.

The Boards have agreed that the following events (the “Merger Events”) must occur in order to complete the Merger.

1.	Any filings that may be necessary to complete the Merger.

2.
The stockholders of New World Brands and Qualmax must approve the Merger.  Qualmax, in its capacity as the holder of Preferred Stock currently holding (as of the date of these financial statements) the right to vote approximately seventy-six percent (76%) of the issued and outstanding shares of our capital stock, calculated on an as-converted basis, has agreed to vote its shares in favor of the Merger, and Qualmax will cease to exist once the Merger is completed.

The acquisition of Qualmax resulted in a change of control of New World Brands.  As a result of the reverse acquisition accounting treatment, Qualmax is deemed to be the acquiring company for accounting purposes.  Effective on the acquisition date of September 15, 2006, New World Brands’ consolidated balance sheet included the assets and liabilities of Qualmax and its wholly owned subsidiary IP Gear, Ltd. and its consolidated equity accounts were recapitalized to reflect the combined equity of New World Brands, Qualmax and IP Gear, Ltd. Consolidated financial statements for the year ended December 31, 2005 are those of Qualmax and IP Gear, Ltd. only.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Revenue Recognition

The accompanying consolidated financial statements have been prepared using the accrual method of accounting.  Revenues from our VoIP telephony services division have been recognized as services are rendered.  Revenue from the sale of products from our own line of VoIP equipment or reseller equipment is recognized as our customers take delivery of our products.  Any amounts received from our customers in advance are recorded as customer deposits and classified as other current liabilities.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments in debt instruments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are presented at net realizable value, which is comprised of total accounts receivable less any allowances for uncollectible accounts.  The Company provides an allowance for potentially uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances.  The resulting estimate of uncollectible receivables is charged to an allowance for doubtful accounts.  Recoveries of accounts previously written off are used to offset the allowance account in the periods in which the recoveries are made.  Accordingly, as of December 31, 2006 and 2005, accounts receivable has been written down to its estimated net realizable value, and results of operations for the year ended December 31, 2006 and 2005 include corresponding charges of approximately $437,000 and $144,000, respectively.  The allowance for doubtful accounts as of December 31, 2006 was approximately $143,000.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.  Market represents the lower of replacement cost or net realizable value on inventories as a whole.  Inventories are made up primarily of high technology telephone switching and VoIP routing equipment and their parts.  Some of these inventories are manufactured and may include finished goods, work in process or unassembled components.  The majority of inventories are finished goods for resale that were purchased from other manufacturers.  Due to rapid technological advancements in the industry, inventories may, from time to time, be subject to impairment and obsolescence.  We record an allowance for slow-moving and obsolete inventories based upon a periodic review and analysis of inventories on hand.  During 2006, we segregated our obsolete and slow-moving inventories, which were comprised of outdated telephone switching and VoIP routing equipment.  Accordingly, the allowance for obsolete inventories as of December 31, 2006 was approximately $246,000.

Concentration of Credit Risk

From time to time, the Company has cash in financial institutions in excess of federally insured limits.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.  Cash exceeding federally insured limits amounted to approximately $3,170,000 as of December 31, 2006.

Business Concentrations

We did not have any single supplier that represented more than ten percent of purchases or any single customer that represented more than ten percent of sales during the year ended December 31, 2006.  We had three major suppliers that accounted for 48% of our purchases but no single customer that represented more than ten percent of sales during the year ended December 31, 2005.

Impairment of Long-Lived Assets and Long-Lived Assets Subject to Disposal

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144.  Recoverability of assets to be held and used is measured by a comparison of the carrying

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets and Long-Lived Assets Subject to Disposal (Continued)

amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  Assets subject to disposal are reported at the lower of the carrying amount or fair value less costs to sell.  We had no impairment of our long-lived assets during the years ended December 31, 2006 or 2005.

Property and Equipment

Property and equipment are recorded at cost.  For financial statement purposes, depreciation of software, furniture and equipment is computed using the straight-line method over their estimated useful lives of the assets while leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their respective leases.  Expenditures for replacements, maintenance and repairs that do not extend the lives of the assets are charged to operations as the expenses are incurred.  When assets are retired, sold or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in the year of disposal.

Stock Options

Effective January 1, 2006, we adopted the fair value method of accounting for awards of employee stock and options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” and SFAS No. 123R, “Share-Based Payment.” These standards require the cost associated with employee services in exchange for equity instruments based on the grant date fair value of the award, be recognized over the period during which the employee is required to provide services in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Because the Company changed its method of accounting from the intrinsic method as per APB Opinion No. 25, upon adoption, the grant date fair value of employee share options was estimated using the Black-Scholes model. Compensation cost for the unvested portion of equity awards granted prior to January 1, 2006, will be recognized over the remaining vesting periods. Due to the prospective adoption of SFAS No. 123R, results of operations for prior periods have not been restated.

Prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for stock

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options (Continued)

issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of SFAS No. 123. See Note G, Stock Option Plans.

Software Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheet in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in general and administrative expenses and is provided using the straight-line method over the remaining estimated economic life of the product, not to exceed three years.  Net unamortized software costs as of December 31, 2006 amounted to approximately $4,080,000.  Amortization of software costs for the years ended December 31, 2006 and 2005 was approximately $1,815,000 and $0, respectively.

Segment Information

Our business consists of three operating segments: (i) proprietary hardware, which is our VoIP technology development and equipment manufacturing subsidiary that is located in Israel, IP Gear, Ltd.; (ii) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business operated under the name "IP Gear"; and (iii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business operated under the name "IP Gear Connect".  See Note P – Business Segment Reporting.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, certificates of deposit, accounts receivable, accounts payable, accrued liabilities and notes payable.  The carrying amounts of such financial instruments approximate their respective estimated fair values due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair values are not necessarily indicative of the amounts we would realize in a current market exchange or from future earnings or cash flows.

Earnings per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options and warrants granted by the Company and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and warrants are excluded from the computation when there is a loss as their effect is antidilutive, or if the exercise price of such options and warrants is greater than the average market price of the stock for the period.  See Note F for the computation of basic and diluted share data.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets amounts expected to be realized.  IP Gear, Ltd. files an individual income tax return in Israel.  U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by the foreign subsidiary, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred.  Advertising and promotional expenses amounted to approximately $283,000 and $88,000 for the years ended December 31, 2006 and 2005, respectively.

Leases

We account for leases in accordance with SFAS No.13 “Accounting for Leases”, under which we perform a review of each newly acquired lease to determine as whether it should be treated either as a capital or an operating lease.  A capital lease asset is capitalized and depreciated over the term of the initial lease.  A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate.  If an interest rate is not stated, we will determine our estimated incremental borrowing rate.

Foreign Currency Translation

IP Gear, Ltd.’s functional currency is the New Israeli Shekel, which is its local currency. Accordingly, balance sheet accounts are translated at the exchange rate in effect at the end of the year and income statement accounts are translated at the average exchange rate for the year.  Translation gains and losses are included as a separate component of stockholders’ equity as cumulative translation adjustments.  Foreign currency transaction gains and losses are included in operations as other income and expenses.  For the years ended December 31, 2006 and 2005, foreign currency transaction losses were approximately $30,000 and $0, respectively.

Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income.  As of December 31, 2006, the Company’s net accumulated other comprehensive loss of approximately $49,000 was comprised of the cumulative foreign currency translation loss in the amount of approximately $79,000 less deferred tax benefit on the foreign currency translation loss of approximately $30,000.  As of December 31, 2005, there were no components of comprehensive income other than net income.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair values.  The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value options is determined on an instrument by instrument basis, should be applied to an entire instrument, and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  We are currently analyzing the potential impact of adoption of SFAS No. 159 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged.  We adopted the provisions of SAB 108 in 2006 and the impact of adoption was not material to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”).  FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are reviewing the impact of adopting FIN No. 48, but we do not anticipate that the impact will be material to our consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which will be effective for fiscal years that begin after December 15, 2006.  This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS No. 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities.  We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS No. 155, which will be effective for fiscal years that begin after December 15, 2006.  This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that are derivative financial instruments.  We do not anticipate adoption of this standard will have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which was adopted effective January 1, 2006.  This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on our consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE B –	INVENTORIES

Inventories as of December 31, 2006 consisted of the following:

	Resale Hardware	Proprietary Hardware	Total
Raw materials	$-	$313,200	$313,200
Work-in progress	-	145,221	145,221
Finished goods	979,727	625,316	1,605,043
Total inventories	979,727	1,083,737	2,063,464
Less allowance for obsolete inventories	(93,975)	(151,665)	(245,640)
Inventories, net	$885,752	$932,072	$1,817,824

NOTE C –	PROPERTY AND EQUIPMENT

As of December 31, 2006, our property and equipment consisted of the following:

		Useful Lives (In Years)

Operating equipment	$1,483,898	5
Rental equipment	101,056	5
Leasehold improvements	232,519	15
Computer software	6,297,206	3 - 5
Furniture and fixtures	62,206	5 - 10
Other	4,100	5
Total property and equipment	8,180,985
Less accumulated depreciation and amortization	2,341,334
Property and equipment, net	$5,839,651

Operating equipment acquired under capital leases	$489,007
Less accumulated amortization	(82,527)
	$406,480

Depreciation and amortization expense amounted to approximately $2,165,000 and $182,000 for the years ended December 31, 2006 and 2005, respectively.  Amortization of

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE C –	PROPERTY AND EQUIPMENT (CONTINUED)

leased equipment, which has been included in depreciation expense on the accompanying financial statements, was approximately $77,000 and $6,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE D –	NOTES PAYABLE

Bank of America, N.A.

We maintained a line of credit facility with Bank of America, N.A. (“B of A”) during 2006.  In September 2006, the line of credit was converted into a term loan in the amount of approximately $985,000 that was due on March 31, 2007.  Interest only was payable monthly at B of A’s prime rate (B of A prime was 8.25% at December 31, 2006) plus 3%.  As of December 31, 2006, the outstanding principal balance on the note payable was $984,323.

The loan was secured by the assets of the Company, and as a condition of the note payable, B of A required us to maintain a current assets to current liabilities ratio of at least 1.2 to 1 and a total liabilities to tangible net worth ratio that is not to exceed 2.5 to 1.  For the year ended December 31, 2006, the Company was in compliance with these ratios, and with all other terms of the loan.

The entire principal balance was subsequently paid on March 30, 2007, in a transaction described in more detail in Note L, Subsequent Events and Other Matters, under the heading “Term Loan and Repayment of Line of Credit with B of A.”

Total maturities of notes payable as of December 31, 2006 were as follows:

2007	$984,323

Total notes payable	984,323

Notes payable, current portion	984,323

Notes payable, net of current portion	$-

Interest expense on the notes payable was approximately $142,000 and $109,000 for the years ended December 31, 2006 and 2005, respectively.

B.O.S. Better Online Systems Ltd.

In December 2005, we acquired certain assets of Better Online Solutions Ltd.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE D –	NOTES PAYABLE (CONTINUED)

B.O.S. Better Online Systems Ltd. (Continued)

 (“BOS”) and contributed them into our wholly owned Israeli subsidiary, IP Gear, Ltd.  As a condition of the acquisition by Qualmax of the BOS VoIP and GSM product lines and related technology, BOS agreed to lend to the Company a total of $1,000,000 on December 31, 2005 (the “BOS Loan”).  The entire principal and interest balance of the BOS Loan was repaid during 2006 in three portions, each by the issuance of capital stock.  The first two such issuances, as payment of principal in the amounts of $350,000 on June 30, 2006 and $250,000 on July 31, 2006, were of the common stock of Qualmax.  The final such issuance, in the principal amount of $400,000 and all remaining unpaid interest, effective December 31, 2006, was of the Preferred Stock of the Company, and as of December 31, 2006 the Company was no longer indebted to BOS in any amount.  The December 31, 2006 issuance of Preferred Stock in exchange for release from the BOS Loan and other obligations is discussed in more detail in Note F, Stockholders’ Equity, under the heading “Preferred Stock.”

NOTE E –	CAPITAL LEASE OBLIGATIONS

We currently lease equipment pursuant to seven capital lease agreements.  In conjunction therewith, the Company has capitalized the cost of the equipment in the amount of $489,000, which is the present value of the lease payments.    Interest expense on the capital lease obligations amounted to approximately $36,000 and $1,700 for the years ended December 31, 2006 and 2005, respectively.  Future minimum lease payments required under the capital leases as of December 31, 2006 were as follows:

2007	$194,049
2008	176,566
2009	7,027

Total	377,642

Less: amounts representing interest	(33,293)

Present value of net minimum lease payments	344,349

Capital lease obligations, current portion	169,202

Capital lease obligations, net of current portion	$175,147

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY

Capitalization

The Company’s authorized capital stock consists of 50,000,000 shares of common stock, $.01 par value per share, and 1,000 shares of preferred stock, $.01 par value.  There were 44,303,939 shares of common stock and 116.666974 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2006.

The board of directors has the authority, without action by the Company’s stockholders, to provide for the issuance of preferred stock in one or more classes or series and to designate the rights, preferences and privileges of each class or series, which may be greater than the rights of the common stock.

Common Stock

As of December 31, 2006, our total number of authorized common stock, $.01 par value, was 50 million shares, with 44,303,909 shares issued and outstanding.  On February 1, 2007 our board acted to increase the number of authorized common stock to 600 million shares. The additional common stock shares will become available upon the effectiveness, by shareholder action, of an amendment to our certificate of incorporation. Upon authorization of the additional common shares, all Series A Convertible Preferred Shares will automatically convert to common shares at a ratio of 2,986,736 common shares for every one preferred share.

Stockholders’ equity transactions prior to the New World Brands/Qualmax, Inc. merger date have been retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to paid-in capital.

Preferred Stock

As of December 31, 2006, we had 1,000 shares of authorized preferred stock, $.01 par value.  In connection with the transactions contemplated by the Reverse Acquisition, the Board authorized the creation and issuance of shares of voting preferred stock designated as “Series A Convertible Preferred Stock” (the “Preferred Stock”).  The terms, rights, preferences and privileges of the Preferred Stock are set forth in a Certificate of Designation filed with the Secretary of State of the State of Delaware on August 30, 2006, as amended on January 8, 2007 to increase the authorized number of shares of Preferred Stock from 100 to 200 (the “Certificate of Designation”).  Pursuant to the Reverse Acquisition, the Company issued 100 shares of Preferred Stock to Qualmax, which shares of Preferred Stock are convertible into 298,673,634 shares of Common Stock and which represent more than a majority of the voting power of the Company’s issued and

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (Continued)

outstanding shares of capital stock (on an as-converted basis).  Pursuant to the Certificate of Designation, the shares of Preferred Stock will be automatically converted into shares of Common Stock upon the filing of the Charter Amendments described below.

During 2006, we issued 116.666974 shares of our Series A Convertible Preferred Stock, as follows:

Pursuant to the Reverse Acquisition, New World Brands issued 100 shares of Preferred Stock, convertible into 298,673,634 shares of our common stock, to Qualmax.

Effective December 29, 2006, the Company entered into an Amended and Restated Stock Subscription and Share Transfer Agreement (the “Subscription Agreement”) with P&S Spirit, LLC, a Nevada limited liability company (“P&S Spirit”) pursuant to which P&S Spirit agreed to invest between $3 million and $5 million by purchasing shares of the Company’s Series A Convertible Preferred stock in three stages, at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of common stock, par value $0.01 per share (the “Common Stock”), on an as-converted basis): (i) on December 29, 2006, an investment of $3,000,000 by purchase of 11.160454 shares of Preferred Stock of the Company, convertible into 33,333,333 shares of Common Stock; and (ii) after the second fiscal quarter of 2007, subject to certain conditions set forth in the Subscription Agreement and summarized below, an additional investment of $1,000,000 (the “Second Tranche”) by purchase of 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock; and (iii) after the third fiscal quarter of 2007, subject to certain conditions set forth in the Subscription Agreement and summarized below, an additional investment of $1,000,000 (the “Third Tranche”) by purchase of 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock.

The Second Tranche is only payable by P&S Spirit in the event that the Company’s consolidated unaudited financial statements as filed on Form 10-QSB (or, Form 10-Q, if applicable) for the second quarter ending June 30, 2007 reflect EBITDA of: (A) $543,000 or greater for the three month period ending June 30, 2007; or (B) $618,000 or greater for the six month period ending June 30, 2007.  Therefore, if the foregoing conditions are met, the Second Tranche payment could be required no sooner than 5 days after the filing of the Company’s quarterly report on Form 10-QSB for the quarter ending June 30, 2007.

The Third Tranche is only payable by P&S Spirit in the event the Company’s consolidated unaudited financial statements as filed on Form 10-QSB (or, Form 10-Q, if applicable) for the third quarter ending September 30, 2007 reflect EBITDA of: (A) $885,000 or greater for the three month period ending September 30, 2007; or (B) $1,503,000 or greater for the nine month period ending September 30, 2007.  Therefore, if the foregoing conditions are

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (Continued)

met, the Third Tranche payment could be required no sooner than 5 days after the filing of the Company’s quarterly report on Form 10-QSB for the quarter ending September 30, 2007.  Also, if the Second Tranche is not payable at the time the Third Tranche becomes payable, the Second Tranche payment must be made simultaneously with the Third Tranche payment.

Effective December 31, 2006 we entered into an agreement with Better Online Solutions, Ltd. (“BOS”) (the “BOS Agreement”).  Under the terms of the BOS Agreement, we converted outstanding obligations under the BOS agreement in the amount of $1,480,189 into 5.50652 shares of Preferred Stock at a common stock equivalent price of $.09 per share, which was the prevailing market price of our common stock on the date of the BOS Agreement.  The Preferred Stock held by BOS is automatically convertible into 16,446,544 shares of our common stock, as noted below.  The total amount converted consisted of the remaining principal and accrued interest on our note payable to BOS, accrued royalties and outsourcing expenses incurred, and the release of any other obligations under the terms of the BOS Operating Agreements.  In addition, BOS granted to us, contingent upon certain conditions, the right to purchase up to thirty percent (30%) of all of BOS’s shares of our Series A Preferred Stock or our common stock, at a price ranging from $0.12 to $0.24 per share on a common stock equivalent basis.

Conversion of Series A Convertible Preferred Stock into shares of our common stock will take place automatically upon the effectiveness of an amendment to our certificate of incorporation authorizing an increase in the number of outstanding shares of our common stock from 50 million shares to 600 million shares, which we expect to occur during the second quarter of 2007.  Each share of Series A Preferred Stock will convert into 2,986,736.34 shares of our common stock.

Common Stock Warrants

No warrants for the purchase of our common stock were granted during the 12 months ending December 31, 2006.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Warrants (Continued)

Common stock warrant activity for the year was as follows:
	Warrants	Weighted Average Exercise Price
Balance granted at December 31, 2005	2,320,000	$0.49
Granted in 2006	-	$-
Exercised in 2006	-	$-
Balance granted at December 31, 2006	2,320,000	$0.49

Preferred Stock Warrants

Effective December 29, 2006, we issued two warrants, one jointly to M. David Kamrat and Noah Kamrat, each of whom are directors and officers of the Company, and one to P&S Spirit.  Each warrant will allow for the purchase of up to a total of 9.300378 shares of our Series A Preferred Stock at $268,806.27 per share.  The warrants expire on December 31, 2011.

Upon the automatic conversion of our Series A Preferred Stock to common stock, the warrants, if not previously exercised, will be cancelled and we will issue two new warrants, one jointly to M. David Kamrat and Noah Kamrat, and one to P&S Spirit, that each will allow for the purchase of up to 27,777,778 shares of our common stock at $.09 per share.

Preferred stock warrant activity for the year was as follows:

	Warrants	Weighted Average Exercise Price
Balance granted at December 31, 2005	-	$-
Granted in 2006	18.600756
(as converted to common shares)	55,555,548	$0.09
Balance granted at December 31, 2006	18.600756
(as converted to common shares)	55,555,548	$0.09

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY (CONTINUED)

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for 2006 and 2005 (rounded to the nearest thousand):

Weighted average number of shares outstanding during 2005:
Basic (common)	166,861,000
Effect of dilutive securities
Common - options and warrants	86,526,000
Weighted average number of shares outstanding - diluted	253,387,000
Weighted average of options and warrantes not included above (anti-dilutive)	1,530,000

Weighted average number of shares outstanding during 2006:
Basic (common)	39,044,000
Preferred (as converted to common)	86,148,000
Total	125,192,000
Effect of dilutive securities
Common - options and warrants	-
Preferred - options and warrants	-
Total	-
Weighted average number of shares outstanding - diluted	125,192,000
Weighted average of options and warrantes not included above (anti-diluted):
Basic (common)	4,478,000
Preferred (as converted to common)	55,556,000
Total	60,034,000

The basic and diluted share data for 2005 have been adjusted retroactively in a manner similar to a stock split to reflect the recapitalization of the Company.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY (CONTINUED)

Lock-Up Agreement

In connection with the transactions contemplated by the Subscription Agreement, the Company, the Kamrats, P&S Spirit and certain affiliates of the Kamrats and P&S Spirit entered into an Amended and Restated Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which each such party agreed to certain restrictions on transfer on certain shares of capital stock (and securities convertible into share of capital stock) of the Company on the terms set forth therein. A copy of the Amended and Restated Lock-Up Agreement is filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2007.  In particular, the parties agreed to restrict their ability to transfer shares of capital stock in the Company for up to two years without the prior approval of the other stockholders party thereto (meaning, both the Kamrats and P&S Spirit must seek the consent of the other to sell subject shares during the term of the Lock- Up Agreement).  Also, in connection with the transactions contemplated by the BOS Agreement BOS agreed to be subject to the Lock-Up Agreement, restricting the ability of BOS to transfer shares of capital stock in the Company and Qualmax for up to two years without the prior approval of the other stockholders party thereto.

Conversion of BOS Debt to Qualmax Common Stock

In connection with the acquisition of the BOS VoIP and GSM product lines and related technology (Note D), we entered into a $1,000,000 loan agreement.  During 2006, we entered into the following separate agreements with BOS through which the following amounts owed by us to BOS were converted into Qualmax pre-merger common shares:

•
In April 2006 we converted $350,000 of our note payable to BOS into 244,755 shares of Qualmax common stock (3,488,958 shares of New World Brands common stock on an as-converted basis) at a price of $1.43 per common share.

•
In June 2006 we converted $250,000 of our note payable to BOS into 174,825 shares of Qualmax common stock (2,492,112 shares of New World Brands common stock on an as-converted basis) at a price of $1.43 per common share.

Merger and Share Exchange Agreement with Bench Group, Inc

On June 24, 2005, Qualmax entered into an agreement and plan of share exchange with Bench Group, Inc. (“Bench”), a Delaware corporation.  Bench was a non-operating publicly traded company, in existence since 1983.  Under the agreement, Bench acquired all of Qualmax’s stock from the Qualmax stockholders (the “Original Qualmax stockholders”) in exchange for 14,000,000 newly issued shares (the “Bench Exchange Shares”) of Bench’s Common Stock (the “Share Exchange”).  The Bench Exchange Shares were issued to the

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY (CONTINUED)

Merger and Share Exchange Agreement with Bench Group, Inc (Continued)

original Qualmax stockholders on a pro rata basis, in proportion to the ratio of the number of Qualmax shares held by each original Qualmax stockholder to the total number of Qualmax shares held by all original Qualmax stockholders as of the closing date.

At the closing, Qualmax became a wholly-owned subsidiary of Bench.  Immediately following the closing, Bench filed an Agreement and Plan of Merger whereby Qualmax merged with and into Bench, with Bench as the surviving entity (“the Upstream Merger”).  Although Bench was the surviving corporation in the Upstream Merger, the Share Exchange and Upstream Merger were accounted for as a “reverse acquisition” for accounting and financial reporting purposes, wherein Qualmax was deemed the surviving entity for such purposes.  The Bench Exchange shares were known as “new Qualmax stock”.

The original stockholders of Bench retained their ownership interests in the surviving entity, and received an equivalent number of shares of new Qualmax common stock as a result of the Share Exchange and the Upstream Merger.

The share exchange agreement contained a dilutive provision whereby additional shares of new Qualmax stock were issued to prevent the dilutive effect of stock transactions that took place between the date of the agreement and final closing (“the delay stock transactions”).  There was a significant delay between the agreement date and the final closing, so an addendum to the share exchange agreement was established and agreed to upon which an additional 991,673 shares of new Qualmax stock was issued to the original Qualmax stockholders to prevent the dilutive effect of the delay stock transactions.  The 991,673 shares were allocated to the original Qualmax stockholders based on the proportion of their original pre-merger stockholdings to total Qualmax shares outstanding prior to the merger agreement date.

NOTE G –	STOCK OPTION PLANS

Performance Equity Plan

We have a Performance Equity Plan (the “Performance Equity Plan”) under which we may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options, and other stock-based awards to purchase up to 600,000 shares of Common Stock to officers, directors, key employees, and consultants. The Company may not grant any options with a purchase price less than fair market value of Common Stock as of the date of grant.  No options or other stock-based rights were issued under the Performance Equity Plan during 2006, and none were exercised or exercisable during 2006.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE G –	STOCK OPTION PLANS (CONTINUED)

Stock Option Plan

In October 2001, we adopted a stock option plan (the “2001 Option Plan”) whereby we have reserved 5,000,000 shares of its Common Stock for purposes of granting options to purchase such shares pursuant to the 2001 Stock Option Plan.  Options are granted to officers and employees of the Company by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the options is equal or greater than the fair market price of our Common Stock on the date the option is granted. The 2001 Stock Option Plan terminates 10 years from its effective date.  A total of 2,945,000 of options (“the New World Brands options”), granted under the 2001 Option Plan to purchase our Common Stock in exchange for services rendered, were vested and exercisable as of December 31, 2006.  The employees and consultant performed services related to product promotion, general business, financing, and public/investor relations.   These options were granted prior to September 15, 2006.

Employee compensation expense for the New World Brands stock options was not recognized in 2006 in the accompanying consolidated statements of income as the options were granted and fully exercisable on September 14, 2006, prior to the merger date. The consolidated statements of income include the results of operations of New World Brands from the date of the merger, September 15, 2006, to December 31, 2006.  As of December 31, 2006, there was approximately $41,610 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. That cost is expected to be recognized over a weighted average of 4 years. There are 1,755,000 shares of common stock available for future issuance, as of December 31, 2006.  The following table summarizes stock option plan as of December 31, 2006:

Exercise Price	Options Outstanding	Weighted Average Remaining Contratual Life (in Years)	Options Exercisable
$ 0.18	1,000,000	4.9	1,000,000
$ 0.18	1,000,000	4.9	1,000,000
$ 0.18	250,000	4.9	250,000
$ 0.18	100,000	4.9	100,000
$ 0.18	100,000	4.9	100,000
$ 0.18	100,000	4.9	100,000
$ 0.50	300,000	3.5	-
$ 0.25	325,000	1.75	325,000
$ 0.10	70,000	5.5	70,000
	3,245,000		2,945,000

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE H –	INCOME TAXES

Income tax consisted of the following for the years ended December 31, 2006 and 2005:

	2006	2005
Federal:
Current	$403,995	$(107,423)
Deferred	579,475	9,676
State:
Current	-	(22,394)
Deferred	51,130	1,912
Subtotal	1,034,600	(118,229)
Change in valuation allowance	(561,695)	-
Benefit (provision) for income taxes	$(472,905)	$(118,229)

The effective tax rate varies from the federal statutory maximum rate for the year ended December 31, 2006 and 2005 principally due to the following:

	2006	2005
Federal tax rate	34%	34%
Loss from foreign subsidiary	-19%	-
Benefit of net operating loss carryback	-7%	-
State tax rate, net of federal tax benefit	1%	3%
Other	-1%	-
Total	8%	37%

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE H –	INCOME TAXES (CONTINUED)

Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary differences, which of December 31, 2006, were as follows:

Deferred tax assets (short-term):
Allowance for doubtful accounts receivable	$10,930
Allowance for inventory obsolescence	48,033
Net operating loss carryforwards	538,825

597,788
Deferred tax assets (long-term):

Foreign currency translation adjustment	29,741
Total deferred tax assets	627,529

Deferred tax liabilities (long-term):
Depreciation	(65,834)
Net Deferred taxes assets before valuation allowance	561,695
Valuation allowance	(561,695)

Net deferred tax asset after valuation	$-

As of December 31, 2006, the Company had net operating losses approximately $1,400,000 that can be carried forward for up to twenty years and deducted against future taxable income.  The net operating loss carryforward expires in 2026.

NOTE I –	RELATED PARTY TRANSACTIONS

Advances from Shareholders

The Company received and repaid advances from its shareholders during 2006, and as of December 31, 2006 there was $53,665 in loans from shareholders payable by the Company.  During 2006, approximately $65,000 were repaid to these shareholders.

Management Agreement

The Company entered into an agreement with a related party to provide management and financial services.  Management fees paid to this related party for the years ended December 31, 2006 and 2005 amounted to $71,785 and $95,017, respectively.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE I –	RELATED PARTY TRANSACTIONS (CONTINUED)

Investment in Qualmax

Dr. Selvin Passen (“Passen”) and Oregon Spirit, LLC (“Oregon Spirit”) invested a total of $1,250,000 in Qualmax in three tranches prior to September 15, 2006, $500,000 on January 30, 2006, $500,000 on March 22, 2006, and $250,000 on June 22, 2006, in exchange for shares of Qualmax's common stock.

On April 10, 2006, Qualmax acquired certain assets of the CLP Group, LLC, a New York limited liability company, valued by the parties at $225,000, in exchange for shares of Qualmax's common stock.

NOTE J –	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have entered into various operating leases for our facilities and transportation equipment.  The future minimum annual rental payments due on these operating leases as of December 31, 2006 for each of the next 5 years are as follows:

Year ending December 31:
2007	$265,000
2008	144,000
2009	110,000
2010	104,000
2011	18,000

$641,000

Rent expense for the years ended December 31, 2006 and 2005 was approximately $143,000 and $68,000, respectively.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE J –	COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Former Employee Litigation

We are a defendant in a lawsuit filed by a former employee who has made claims for unpaid salary and for certain previously granted stock options.  Via mediation on February 7, 2007, we have settled this lawsuit, and as part of the settlement, we agreed that Mr. Singer holds options to purchase up to 70,000 shares of the Company’s Common Stock at a price of $0.10 per share, which options were issued to Mr. Singer during his association with the Company prior to 2002.  As of the time of the filing of this Report we have not received final documentation dismissing the lawsuit and settling and releasing claims, but we expect to conclude final settlement documentation within a matter of weeks.

The MPI Litigation

As a result of the Reverse Acquisition the Company assumed the liabilities of Qualmax.  Qualmax was named as a defendant in certain litigation filed in France before the Trade Tribunal of Nanterre against BOS by Media Partners International (“MPI,” and the “MPI Litigation”), a former distributor of BOS, whose contract with BOS allegedly related to certain distribution rights for the product division Qualmax purchased from BOS on December 31, 2005.  Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense.  The litigation remains in its early stages, and at last report from counsel the French court had not yet made definitive rulings on defendant’s motion to change venue and jurisdiction from France to Israel.  Initial hearings on the motion for change of venue were concluded in February, 2007, and we are advised that final hearing will be conducted in late April, 2007, and a decision likely rendered in May, 2007.  If venue is in fact moved to Israel that decision may have a material impact on the plaintiff’s willingness to continue the litigation, due to increased expense, but the outcome of the venue hearings, and the impact of that outcome on plaintiff’s claims, is purely speculative at this point.  At present, based upon the limited progress in the matter and without the benefit of completion of factual discovery, management believes this litigation does not pose a significant financial risk to the Company.

The Blackstone Litigation

Qualmax was named as a defendant in a lawsuit entitled Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, filed August 10, 2006.  The facts underlying the proceeding relate to a contract between defendant Worldwide PIN Payment Corp. and plaintiffs, and a third party, to plaintiff’s allegations of misappropriation of trade secrets and corporate opportunity, and to claims that defendants, or some of them,

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE J –	COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Blackstone Litigation (Continued)

tortiously interfered with plaintiffs’ contract with a third party.  Plaintiffs’ seek monetary damages.  Management believes it is not entirely clear from the pleadings filed to date whether plaintiffs claim that Qualmax misappropriated trade secrets, or tortiously interfered with a third party contract, or is liable under some other theory.

On March 29, 2007, the first deposition in this matter was conducted, of a non-party witness who is one of the principal creators of certain intellectual property owned, or controlled, by Worldwide PIN Payment Corp. (“WPP”), and the deposition will be continued but a continuation has not been scheduled as of the time of filing of this Report.  The first formal discovery request was made of the Company on March 27, 2007, followed by a second request on April 10, 2007.  The Company has not yet been required to file any responsive pleadings, and has not provided materials responsive the plaintiff’s discovery requests.

Co-defendants have answered and filed counterclaims and third party claims, but none of the claims of co-defendants are against Qualmax nor do they allege wrongdoing by Qualmax as a defense to claims against them by plaintiffs.  The Company is still investigating the claims against it, and the facts surrounding the claims against co-defendants, but that investigation is in its early stages and is incomplete.  Based on the limited information available to management at this point, management does not believe Qualmax or the Company is liable for any wrongdoing, act or omission, in relation to the litigation, and management believes that Qualmax is not properly a party to the litigation.  However, management does not have sufficient information to provide a meaningful assessment of all the facts and circumstances relating to the claims against Qualmax and co-defendants nor to determine how costly and time-consuming defense of the matter may be regardless of the merits of the Company’s defense.  In addition, the Company believes it has viable claims for indemnification and damages against co-defendants but has not yet formally raised those claims or made a full determination of their value or role in the litigation.

NOTE K –	REGULATORY MATTERS

The telecommunications industry is subject to federal, state and local regulation.  Any changes in the regulations or enforcement could impact the Company's ability to continue its current operations.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE L –	SUBSEQUENT EVENTS AND OTHER MATTERS

Term Loan and Repayment of Note Payable with B of A

On and effective March 30, 2007, we entered into a term loan and security agreement with P&S Spirit (the “P&S Loan”).  The principal amount of the P&S Loan is $1,000,000.  Monthly payments of interest only at two percent over the Wall Street Journal Prime Rate payable in arrears are due commencing on May 1, 2007.  The principal balance of the P&S Loan and any unpaid accrued interest thereon becomes due in full on January 2, 2009.  The P&S Loan includes certain covenants, including a financial reporting requirement which is due forty-five days after the close of a calendar quarter, and requirements that we maintain a ratio of current assets to current liabilities of at least 1.2 to 1 and a total liabilities to tangible net worth ratio not exceeding 2.5 to 1.

The P&S Loan also grants P&S Spirit a first position security interest with respect to all of the Company’s assets.  The P&S Loan is also backed by a guaranty by Qualmax (which, pending completion of the contemplated merger of Qualmax into the Company, holds a controlling interest in the Company), a security interest in the assets of Qualmax (consisting solely of 100 shares of series A convertible preferred stock of the Company, par value $0.01 per share, which stock is convertible into 298,673,634 shares of the Company’s common stock, par value $0.01 per share), and by the personal guaranty of M. David Kamrat, Chairman of the Board of Directors and Chief Executive Officer of the Company, and a director and executive officer of Qualmax.  M. David Kamrat’s personal Guaranty is limited to the sum of $1,000,000, although the guaranteed obligations include indemnification for certain claims against P&S Spirit relating to the P&S Loan.

The Loan proceeds were used by the Company to repay all outstanding principal, interest and fees due on our note payable with B of A (Note D), and to pay certain professional fees associated with preparation and negotiation of the P&S Loan.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company

Credit facility with Pacific Continental Bank

The company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007.  The conditions of this agreement require the deposit of $250,000 with the bank as security for the services.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE L –	SUBSEQUENT EVENTS AND OTHER MATTERS (CONTINUED)

Amendment to Certificate of Incorporation

On January 31, 2007 we filed an Information Statement with the Securities and Exchange Commission on Schedule 14C, to provide information with respect to the approval of the actions set forth below that were approved by the board of directors of the Company and by written consent of the Company’s stockholders (the “Written Consent”) in lieu of a special meeting of stockholders:

ACTION ONE:  Approval of the amendment and restatement of our Certificate of Incorporation to: (i) increase our authorized number of shares of Common Stock by five hundred fifty million (550,000,000) shares; (ii) implement a staggered board of directors with three classes; and (iii) make such other changes to the
Certificate of Incorporation as are necessary and incidental to the foregoing (the “Charter Amendments”); and

ACTION TWO: Approval of the appointment of Noah R. Kamrat as a Class II director and the appointment of M. David Kamrat and Jacob Schorr, Ph.D. as Class III directors (the “Election of Directors”).

The Written Consent was executed by the holders of at least a majority of the issued and outstanding shares of (i) preferred stock, (ii) common stock and (iii) the issued and outstanding shares of capital stock of the Company entitled to vote on the matters set forth herein.  The actions approved by the Written Consent, if not revoked or terminated, will not become effective until twenty (20) calendar days after April 2, 2007, the date we first sent a definitive Information Statement to our stockholders.

NOTE M –	JOINT VENTURE WITH WORLD WIDE PIN PAYMENT, LLC

On February 1, 2006, Qualmax entered into an LLC unit purchase agreement to acquire 51 units of member interest in World Wide Pin Payment, LLC (“WPP”) (the joint venture “WPP-TPP LLC”), a Florida limited liability company engaged in the design and development of computer software systems, and entered into a related software license agreement with WPP-TPP LLC for the WPP-TPP LLC transaction platform.  The transaction involved a contingent assumption by Qualmax of the obligations of WPP-TPP LLC to perform under an Agreement of Co-operation with Siemens S.A.

On August 10, 2006, a lawsuit was filed against both WPP and Qualmax, alleging among other things that the intellectual property involved in the WPP software was in fact owned

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE M –	JOINT VENTURE WITH WORLD WIDE PIN PAYMENT, LLC (CONTINUED)

by third parties and that we lacked the legal right to use the software, and further that our involvement with WPP had damaged the third party owners of the software (see Note J, Commitments and Contingencies, under the heading “The Blackstone Litigation”).  As a result, the joint venture agreement with WPP, and all other related agreements were terminated (including without limitation any Agreement of Co-Operation with Siemens S.A., which was rescinded), and the joint venture dissolved, and each of WPP and the Company retained their respective assets previously used in connection with the joint venture.  We believe the Company has no further obligations relating to the joint venture, other than obligations that may arise in relation to the Blackstone Litigation.

NOTE N –	ASSET PURCHASE AGREEMENT, CAPITALIZATION OF WHOLLY-OWNED
SUBSIDIARY, AND ROYALTY PAYMENT AGREEMENT

Effective December 31, 2005, the Company acquired certain assets of BOS. The purchased assets were used to capitalize IP Gear, Ltd., an Israeli company and wholly-owned subsidiary of the Company.  The BOS purchase agreement called for certain contingent obligations affecting the Company, including: (i) a royalty initially equal to 4% of the sales generated by the IP Gear, Ltd. business (the “BOS Royalty”); (ii) a loan in the principal amount of $1 million (the “BOS Loan”); (iii) an outsourcing agreement by which BOS provided certain services to IP Gear, Ltd. during a period of transition (including, for example, office space, office equipment, and certain personnel) (the “Outsourcing Agreement”); and (iv) an obligation of BOS to pay certain third party royalties and related amounts on behalf of IP Gear, Ltd.

Payments of BOS Loan principal totaling $600,000 were made on June 30, 2006, and July 31, 2006, in the amounts of $350,000 and $250,000, respectively, by issuance of the stock of Qualmax.

Effective December 31, 2006, the entire remaining BOS Loan balance (including principal, interest, and any fees), the entire remaining obligation to pay the BOS Royalty, and all then-outstanding amounts payable under the Outsourcing Agreement or as reimbursement for payment of third party royalties, totaling $1,480,189, was repaid, retired and released by the issuance of 5.50652 shares of Preferred Stock (convertible into 16,446,544 shares of our common stock) at a common stock equivalent price (as-converted) of $.09 per share.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE O –	DEFINED CONTRIBUTION PLAN

In May 2005, we adopted a Savings Incentive Match Plan for Employees (SIMPLE) (the “Plan”) for the benefit of our employees who are reasonably expected to receive at least $5,000 in compensation during a calendar year.  We have elected to contribute to each eligible employee’s simple individual retirement account a matching contribution equal to the employee’s elective salary reduction contributions, up to a limit of three percent of the employee’s compensation for the calendar year.  Total expense for the years ended December 31, 2006 and 2005 was approximately $11,000 and $6,000, respectively.

NOTE P –	BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the years ended December 31, 2006 and 2005.  We are currently focused on three principal lines of businesses: (i) proprietary hardware, which is our VoIP technology development and equipment manufacturing subsidiary that is located in Israel, IP Gear, Ltd.; (ii) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business operated under the name "IP Gear"); and (iii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business operated under the name "IP Gear Connect".

	2006	2005
Net sales:
Wholesale carrier service	$11,230,284	$8,227,222
Resale hardware	6,307,644	9,810,314
Proprietary hardware	2,592,543	-
	20,130,471	18,037,536
Cost of sales:
Wholesale carrier service	10,382,726	7,411,035
Resale hardware	5,317,852	8,126,649
Proprietary hardware	2,190,874	-
	17,891,452	15,537,684

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE P –	BUSINESS SEGMENT REPORTING (CONTINUED)

	2006	2005
Gross profit:
Wholesale carrier service	847,558	1,683,665
Resale hardware	989,792	816,187
Proprietary hardware	401,669	-
	2,239,019	2,499,852
Sales, general and administrative expenses:
Wholesale carrier service	1,650,493	780,635
Resale hardware	1,113,611	1,077,946
Proprietary hardware	3,519,489	-
Unallocated corporate overhead	1,597,367	427,546
	7,880,960	2,286,127
Income (loss) from operations:
Wholesale carrier service	(802,935)	903,030
Resale hardware	(123,819)	(261,759)
Properietary hardware	(3,117,820)	-
Unallocated corporate overhead	(1,597,367)	(427,546)
	$(5,641,941)	$213,725

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 18, 2006, the Company engaged a new independent accountant, Berenfeld, Spritzer, Shechter & Sheer, CPAs, for audit and review periods ending after September 15, 2006, to replace the Company’s prior accountant, Salberg & Company, PA (“Salberg”), who was dismissed on November 16, 2006.  The new independent accountant has acted as independent accountant for Qualmax for Qualmax’s 2005 annual audit, and management believes that the new accountant’s prior experience with the business formerly operated by Qualmax, and familiarity with the Company’s new management, will enable the new accountant to provide efficient and effective services.

The reports of Salberg on the Company’s consolidated financial statements for the fiscal years ended May 31, 2006 and 2005 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle except that there was an explanatory paragraph describing conditions that raise substantial doubt about the Company’s ability to continue as a going concern.  During the fiscal years ended May 31, 2006 and May 31, 2005, and the period from June 1, 2006 through November 16, 2006, there were (1) no disagreements with Salberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Salberg, would have caused them to refer to such disagreements in their report on the consolidated financial statements for such years, and (2) no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)).

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we have evaluated under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures are reasonably effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As a result of the Reverse Acquisition, the Company’s former controls and procedures have been replaced with those formerly of Qualmax, and this Item 8.A describes evaluation and operation of the controls and procedures formerly of Qualmax.  There has been no change in our internal controls over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

Our directors and executive officers and their positions at April 13, 2007, were as follows:

Name	Age	Position(s)

M. David Kamrat	54	Chief Executive Officer & Chairman of the Board
Noah R. Kamrat	36	President & Director
Duy Tran	31	Vice President, Secretary
Shalom Amsalem	39	Managing Director, IP Gear, Ltd.
Ian T. Richardson	42	Vice President & General Counsel
Shehryar Wahid	42	Chief Financial Officer
Jacob M. Schorr, Ph.D.	62	Director

M. David Kamrat has served as the Company’s Chief Executive Officer and Chairman of the Board since September 15, 2006, the date on which the Company acquired the Qualmax business.  Prior to that, Mr. Kamrat served as Chief Executive Officer and Chairman of the Board of Directors of Qualmax, Inc.; he has held both positions since he founded Qualmax in 2001.  From 1999 - 2004, Mr. Kamrat operated Mind Opening Corporation, a telecommunications consulting business.  Prior to that, Mr. Kamrat worked as a sales executive with MCI, Inc. (“MCI”).  Prior to working with MCI, Mr. Kamrat had a successful career in construction and land development. Mr. Kamrat also serves as Chief Executive Officer and Chairman of the Board of Qualmax, Inc.

Noah Kamrat has served as the Company’s President and as a director since September 15, 2006, the date on which the Company acquired the Qualmax business.  Prior to that, Mr. Kamrat served as President, Chief Operating Officer, and as a director of Qualmax, which positions he has held since 2002.  From 1998 to 2002, Mr. Kamrat served as President of Synergyx Communications Group, an IP consulting and technology company.  In 1998, Mr. Kamrat served as a Director of National Accounts for Frontier Communications (Global) located in Miami, Florida.  Mr. Kamrat was a sales consultant specializing in long distance and Internet services for MCI from 1994 to 1997.  Mr. Kamrat also serves as President and a Director of Qualmax, Inc.

Duy Tran has served as the Company’s Vice President and Secretary and served as a director from September 15, 2006, the date on which the Company acquired the Qualmax business, until his resignation from the Board on December 31, 2006.  Prior to that, Mr. Tran served as Vice President and Secretary of Qualmax, heading up its iNode division.  Mr. Tran joined this division in February 2005, following iNode’s acquisition of the assets of Microstar Telecommunications Corp.  Before that, Mr. Tran founded Ypsilon Computer Handels GmbH & Co. in 1994, a reseller of personal computers in the German market.

Shalom Amsalem has served as the Managing Director of our Israel-based division of IP Gear, Ltd. since June, 2006.  Mr. Amsalem has been working with IP Gear technology for many years, having served at BOS (the prior owner of the IP Gear, Ltd. technology and product line) as VP Regional Sales since December 2004, as Director of International Sales for BOS from 2002 to 2004, and as BOS’s Corporate Technical Support manager from 1999 to 2002. Mr. Amsalem graduated from the ‘MAMRAM’ army computer school of computers and communication and has a practical engineering degree from Beer-Sheva College.

Ian T. Richardson has served as the Company’s Vice President and General Counsel since September 15, 2006, the date on which the Company acquired the Qualmax business, and served as interim Chief Financial Officer of the Company from September 15, 2006 until January 31, 2007.  Prior thereto, Mr. Richardson served as Chief Financial Officer and Vice President as well as General Counsel of Qualmax, Inc., where he held the position of Vice President and General Counsel from May 2006 to September 15, 2006.  From 1997 until May 2006, Mr. Richardson was in private practice with the law firm of Gleaves Swearingen Potter & Scott, LLP, based in Eugene, Oregon, where he represented Qualmax as outside counsel.  Mr. Richardson received a bachelor’s degree from the University of California at Berkeley, and a Juris Doctor degree from Northwestern School of Law at Lewis and Clark College.

Shehryar Wahid has served as the Company’s Chief Financial Officer since February 1, 2007.  From approximately September 2006 through January 2007, Mr. Wahid acted as a consultant to the Company.  Mr. Wahid has over the last 16 years held various executive level positions in finance and operations in the telecommunications and logistics industries, and has worked both as an auditor, for the Financial Services Group at Ernst & Young, and as a controller and chief financial officer for a number of telecommunications companies.  Mr. Wahid holds a Chartered Accountancy Designation from Canada and has substantial knowledge of U.S.-based GAAP reporting requirements.  Mr. Wahid received a B.S. in Biochemistry from the University of Toronto and a Business Degree from the University of Western Ontario’s Ivey School of Business.

Jacob M. Schorr, Ph.D. has served as a director of the Company since September 15, 2006, the date on which the Company acquired the Qualmax business.   From April 2000 to July 2006, Dr. Schorr served as Chief Executive Officer and a director of Spirit Airlines, Inc., and as Chairman of the Board from February 2004 to July 2006.  From 1997 until 2000, Dr. Schorr served as Spirit Airline’s Chief Information Officer.  From 1977 until 1994, Dr. Schorr served in various management capacities at Maryland Medical Laboratory, and he served as Vice President of Corning Clinical Laboratories from 1994 to 1996.

Family Relationships

M. David Kamrat is the father of Noah Kamrat.

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities (“10% stockholders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders also are required to furnish us with copies of all Section 16(a) forms they file.

Pursuant to a transaction consummated on December 29, 2006, the Company issued shares of its Preferred Stock and warrants to purchase shares of Preferred Stock to P&S Spirit, an entity beneficially owned by Dr. Selvin Passen and Jacob Schorr, a director of the Company. As a result of the transactions contemplated thereby, P&S Spirit became a beneficial owner of more than 10% of the outstanding shares of common stock of the Company. To the knowledge of the Company, P&S Spirit has not timely filed a Form 3 in connection with the acquisition of the shares of Preferred Stock and warrants acquired in the transaction described above. In addition, to the knowledge of the Company, Dr. Passen and Mr. Schorr have not timely filed a Form 4 in connection with their indirect beneficial ownership of the shares of Preferred Stock and warrants acquired by P&S Spirit.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and all other employees and directors of the Company and its subsidiaries.  The Company has posted its Code of Ethics and Business Conduct on its website (www. ipgear.net), and it is available in print to any stockholder upon request.  The Company will post any amendments to, or any waivers from, a provision of its Code of Ethics and Business Conduct.

Audit Committee

The Company’s entire Board acts as our audit committee, and both our Chief Financial Officer and General Counsel sit on the audit committee.  No member of our audit committee is independent.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth compensation earned, whether paid or deferred, by our Chief Executive Officer, Chief Financial Officer, President, General Counsel, and Duy Tran, our most highly compensated executive officer who earned over $100,000 during the current fiscal year (collectively, the “Named Executive Officers”), for services rendered in all capacities to us during fiscal years ended December 31, 2006 and 2005.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation of the named executive officers of the Company for the Company’s last two completed fiscal years:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
M. David Kamrat (1)	2006	$120,000	$0	$0	$0	$0	$0	$0	$120,000
CEO & Chairman	2005	$0	$0	$0	$0	$0	$0	$0	$0

Noah Kamrat (1)	2006	$120,000	$0	$0	$0	$0	$0	$0	$120,000
President & Director	2005	$0	$0	$0	$0	$0	$0	$0	$0

Ian R. Richardson (1)	2006	$120,000	$0	$0	$0	$0	$0	$0	$120,000
Vice President, General Counsel	2005	$0	$0	$0	$0	$0	$0	$0	$0

Duy Tran (1)	2006	$120,000	$0	$0	$0	$0	$0	$0	$120,000
Vice President, Secretary	2005	$0	$0	$0	$0	$0	$0	$0	$0

Shehryar Wahid (2)	2006(2)	$0	$0	$0	$0	$0	$0	$0	$0
Chief Financial Officer	2005	$0	$0	$0	$0	$0	$0	$0	$0

David Rudden (3)	2006	$111,700	$0	$0	$0	$0	$0	$0	$111,700
Former Chief Executive Officer	2005	$0	$0	$0	$0	$0	$0	$0	$0

(1)
The executive officer has served in such capacity since September 15, 2006, the date on which the Company consummated the acquisition of the Qualmax business (as further discussed above under Item 1, “Description of Business – Background and Recent Developments, Change in Business from Wine Distribution to VoIP Technology”).

(2)
Mr. Wahid did not become an officer until February 1, 2007, and therefore did not receive any compensation as an officer during fiscal year 2006.  Mr. Wahid’s current annualized salary is $120,000, and he currently is entitled to no bonus compensation or equity/stock option compensation or incentives.

(3)	Mr. Rudden served as Chief Executive Officer from November 10, 2005 until his resignation on September 14, 2006.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
M. David Kamrat	0	0	0	$0	n/a	0	$0	$0	$0
Noah Kamrat	0	0	0	$0	n/a	0	$0	$0	$0
Ian Richardson	0	0	0	$0	n/a	0	$0	$0	$0
Duy Tran	0	0	0	$0	n/a	0	$0	$0	$0
Shehryar Wahid	0	0	0	$0	n/a	0	$0	$0	$0

Compensation to Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
M. David Kamrat	$0	$0	$0	$0	$0	$0	$0
Noah Kamrat	$0	$0	$0	$0	$0	$0	$0
Jacob Schorr, Ph.D.	$0	$0	$0	$0	$0	$0	$0
Duy Tran (1)	$0	$0	$0	$0	$0	$0	$0

(1)	Duy Tran resigned from the Board effective December 31, 2006.

Option/SAR Grants in the Last Fiscal Year

The following table reflects option grants to our executive officers in the prior fiscal year.

Name	# of Securities Underlying Options/ SARs Granted	% Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
M. David Kamrat	-	-	-	-
Noah Kamrat	-	-	-	-
Duy Tran	-	-	-	-
Ian Richardson	-	-	-	-
Shehryar Wahid	-	-	-	-
Selvin Passen, MD(1)	1,000,000	35.09%	0.10	10/15/11
David Rudden(1)	300,000	10.53%	0.10	5/31/10
Mark Webber(1)	1,000,000	35.09%	0.10	10/15/11

(1)  Selvin Passen, David Rudden and Mark Webber served as officers of the Company during the 2006 fiscal year until September 15, 2006.

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table sets forth certain information relating to the exercise of stock options during the 2006 fiscal year for each of our executive officers and provides the fiscal year-end value of the unexercised options held by our executive officers:

	Shares Acquired	Value	# of Unexercised Options At Fiscal Year End		Value of Unexercised In-The-Money Options At Fiscal Year End
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable (1)	Unexercisable
M. David Kamrat	-	-	-	-	-	-
Noah Kamrat	-	-	-	-	-	-
Duy Tran	-	-	-	-	-	-
Ian Richardson	-	-	-	-	-	-
Shehryar Wahid	-	-	-	-	-	-
Selvin Passen(2)	-	-	1,750,000	-	-	-
David Rudden(2)	-	-	300,000	-	-	-
Mark Webber(2)	-	-	1,000,000	-	-	-

(1) Value is calculated on the basis of the difference between the option exercise price and the closing price for the Common Stock at $0.09 as of December 31, 2006, as quoted on the over-the-counter market, multiplied by the number of shares underlying the option.

(2)  Selvin Passen, David Rudden and Mark Webber served as officers of the Company during the 2006 fiscal year until September 15, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 21, 2007, with respect to (i) those persons known to us to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

		Beneficial Ownership
			Percentage of
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares	Class	Total Outstanding

Series A Preferred	Qualmax, Inc.	100 (2)	85.71%	76.05%
Stock
	M. David Kamrat (3)	56.093730 (4)	44.48%	42.66%

	Noah Kamrat (5)	56.093730 (6)	44.48%	42.66%

	P&S Spirit LLC (7) c/o Oregon Spirit LLC 2019 SW 20th Street, Suite 108 Fort Lauderdale, FL 33315	38.279633 (8)	30.39%	29.11%

	Dr. Selvin Passen 2019 SW 20th Street, Suite 108 Fort Lauderdale, FL 33315	23.209112 (9)	19.13%	17.65%

	Jacob Schorr, Ph.D. (10)	19.139816 (11)	15.78%	14.55%

	Ian T. Richardson (12)	0.922467 (13)	*	*

	Duy Tran (14)	7.351803 (15)	6.28%	5.41%

	B.O.S. Better Online Solutions Ltd. Beit Rabin, Teradyon Industrial Park Misgav 20170 Israel	23.907592 (16)	20.41%	18.11%

	Total directors and executive officers as a group (5)	80.236924	58.97%	53.18%

Common Stock	Dr. Selvin Passen 2019 SW 20th Street, Suite 108 Fort Lauderdale, FL 33315	19,250,000 (17)	41.80%	4.88%

	Oregon Spirit LLC 2019 SW 20th Street, Suite 108 Fort Lauderdale, FL 33315	7,500,000	16.93%	1.91%

	Maple Leaf Distillers, Inc. 251 Saulteaux Crescent Winnipeg MB R3J367 Canada	7,000,000 (18)	15.28%	1.78%

	Dr. Selvin Passen	19,250,000 (19)	41.80%	4.88%
* Represents less than 1%.

(1)	Except as otherwise indicated, the address of each Beneficial Owner is 340 West Fifth Avenue, Eugene, Oregon 97401.

(2)
The shares of Series A Preferred Stock are convertible into 298,673,634 shares of Common Stock and are entitled to vote with the shares of Common Stock (on an as-converted basis) in each matter brought to a vote of the Company’s stockholders.

(3)
M. David Kamrat serves as our Chief Executive Officer and our Chairman of the Board. Mr. Kamrat is also a director and a principal stockholder of Qualmax, Inc., which is the record owner of 100 shares of Preferred Stock.

(4)
Represents the number of shares of Preferred Stock beneficially owned as a result of Mr. Kamrat’s direct ownership interest in Qualmax, Inc. Also includes indirect beneficial ownership of shares of Preferred Stock based on Mr. Kamrat’s wife, son and daughter-in-law’s direct ownership interests in Qualmax, Inc.

(5)	Noah R. Kamrat serves as our President and is a director. Mr. Kamrat is also a director and a principal stockholder of Qualmax, Inc., which is the record owner of 100 shares of Preferred Stock.

(6)
Represents the number of shares of Preferred Stock beneficially owned as a result of Mr. Kamrat’s direct ownership interest in Qualmax, Inc. Also includes shares of Preferred Stock indirectly beneficially owned by each of Mr. Kamrat’s wife, father, and mother based upon their respective direct ownership interests in Qualmax, Inc.

(7)	P&S Spirit is owned equally by Dr. Selvin Passen and Jacob Schorr, Ph.D., who is a director of the Company.

(8)
Represents 11.160454 shares of Preferred Stock owned directly by P&S Spirit as well as a warrant to purchase an additional 9.300378 shares of Preferred Stock exercisable within the next 60 days. Also represents the indirect beneficial ownership of an additional 17.818801 shares of Preferred Stock based upon P&S Spirit’s direct ownership interest in Qualmax, Inc.

(9)
Represents: (a) 1.627718 shares indirectly beneficially owned by Dr. Passen based on his direct ownership interest in Qualmax, Inc.; (b) 2.441577 shares indirectly beneficially owned by owned by Dr. Passen based on his ownership interest in Oregon Spirit LLC, which has a direct ownership interest in Qualmax, Inc.; and (c) 19.139816 shares indirectly beneficially owned by Dr. Passen based on his ownership of one-half of P&S Spirit LLC.

(10)	Dr. Schorr serves as a director of the Company.

(11)	Represents 19.139816 shares indirectly beneficially owned by Dr. Schorr based on his ownership of one-half of P&S Spirit LLC.

(12)	Mr. Richardson served as Vice President, General Counsel & interim Chief Financial Officer from September 15, 2006 until January 31, 2007 and currently serves as Vice President and General Counsel.

(13)
Represents indirect beneficial ownership of shares of Preferred Stock based on Mr. Richardson’s ownership of options to purchase shares of common stock of Qualmax, Inc. exercisable within the next 60 days.

(14)	Mr. Tran serves as Vice President & Secretary of the Company, and from September 15, 2006 until January 31, 2007 served as a director of the Company.

(15)
Represents: (a) indirect beneficial ownership of shares of Preferred Stock based on the direct ownership interest in Qualmax, Inc. by Microstar Communications Corp, an entity controlled by Mr. Tran; and (b) indirect beneficial ownership of shares of Preferred Stock based on Mr. Tran’s ownership of options to purchase shares of common stock of Qualmax, Inc. exercisable within the next 60 days.

(16)
Represents: (a) direct ownership of 5.50652 shares of Preferred Stock; (b) indirect beneficial ownership of 17.904767 shares of Preferred Stock based on BOS’s direct ownership interest in Qualmax, Inc.; and (c) indirect beneficial ownership of shares of Preferred Stock based on BOS’s ownership of options to purchase shares of common stock of Qualmax, Inc. exercisable within the next 60 days.

(17)
Represents: (a) 10,000,000 shares of Common Stock owned directly; (b) indirectly beneficial ownership of 7,500,000 shares of Common Stock based on ownership by Oregon Spirit, LLC, an controlled by Dr. Passen; and (c) 1,750,000 shares issuable upon the exercise of warrants held by Dr. Passen and exercisable within the next 60 days.

(18)
Includes 1,500,000 shares issuable upon the exercise of options exercisable within the next 60 days. Maple Leaf Distillers, Inc. is a private corporation incorporated in Canada, which is controlled by Protos International, Inc., which in turn, is controlled by two natural person(s), Costas Ataliotis and David Wolinsky.  Based solely on information publicly available to the Company, on January 4, 2006 a bankruptcy petition was filed against Maple Leaf Distillers, Inc. and Protos International, Inc. in Winnipeg; on January 18, 2006, the accounting firm Ernst & Young was appointed receiver for both entities by Court of Queen’s Bench Justice Morris Kaufman (BK06-01-79826 Maple Leaf Distillers, Inc.); and on May 4, 2006, Manitoba Court of Queen’s Bench Justice Marc Monnin approved the sale of the majority of Maple Leaf’s assets to Angostura Ltd.; however, the Company does not know whether such sale included the shares owned by Maple Leaf Distillers, Inc.  Accordingly, assuming the shares were not included in the sale, the Company believes that Ernst & Young, as the receiver, has voting and investment control over the shares owned by Maple Leaf Distillers, Inc.

(19)
Represents: (a) 10,000,000 shares of Common Stock owned by Dr. Passen; (b) indirect beneficial ownership of 7,500,000 shares of Common Stock based on ownership by Oregon Spirit, LLC, an entity controlled by Dr. Passen; and (c) 1,750,000 shares issuable upon the exercise of warrants held by Dr. Passen and exercisable within the next 60 days.

The following table provides information, as of December 31, 2006, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance

Plans approved by stockholders	--	--	--
Plans not approved by stockholders	3,245,000	$ 0.20	1,755,000

Lock-Up Agreement Among Principal Shareholders

In connection with the transactions contemplated by the Subscription Agreement, the Company, the Kamrats, P&S Spirit and certain affiliates of the Kamrats and P&S Spirit entered into the Lock-Up Agreement, pursuant to which each such party agreed to certain restrictions on transfer on certain shares of capital stock (and securities convertible into share of capital stock) of the Company on the terms set forth therein. A copy of the Amended and Restated Lock-Up Agreement is filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2007.  In particular, the parties agreed to restrict their ability to transfer shares of capital stock in the Company for up to two years without the prior approval of the other stockholders party thereto (meaning, both the Kamrats and P&S Spirit must seek the consent of the other to sell subject shares during the term of the Lock-Up Agreement).  Also, in connection with the transactions contemplated by the BOS Agreement: (i) BOS agreed to be subject to the Lock-Up Agreement, restricting the ability of BOS to transfer shares of capital stock in the Company and Qualmax for up to two years without the prior approval of the other stockholders party thereto; and (ii) BOS granted the Company a three-year option, contingent upon certain conditions, to purchase up to 30% of the shares of Preferred Stock (or shares of Common Stock) held by BOS, at a price per share ranging from $0.12 to $0.24 per share (on a common-equivalent basis).

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Selvin Passen

To fund operations in the past, we have had to rely on loans from Dr. Selvin Passen, our former Chairman and a substantial stockholder (directly and beneficially, as disclosed in the above table in Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).  As of September 15, 2006, none of those loans remained.  Dr. Passen has invested substantially in the Company since September 15, 2006, investing $1,500,000 on September 14 in relation to the Reverse Acquisition, and via P&S Spirit investing between $1,500,000 and $2,500,000 (based upon Dr. Passen’s 50% ownership in P&S Spirit) pursuant to the P&S Subscription Agreement described in more detail in this Report in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

Relationship with Jacob Schorr

Jacob Schorr, Ph.D., serves on our Board and is a substantial stockholder (beneficially, as disclosed in the above table in Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”), investing via P&S Spirit between $1,500,000 and $2,500,000 (based upon Dr. Schorr’s 50% ownership in P&S Spirit) pursuant to the Subscription Agreement herein described in more detail in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

Transactions with Dr. Selvin Passen, Jacob Schorr, M. David Kamrat, and Noah Kamrat

Since January 1, 2006 the Company has entered into various transactions with Dr. Selvin Passen, a principal stockholder of the Company, and his affiliates, as well as with Jacob Schorr, Ph.D., a director of the Company, M. David Kamrat, the Company’s Chief Executive Officer and Chairman of the Board and Noah R. Kamrat, the Company’s President and a director. Reference is made to the description of each these related party transactions earlier in Item 1, “Description of Business – Background and Recent Developments, Change in Business from Wine Distribution to VoIP Technology,” Item 1, “Description of Business – Background and Recent Developments, Change in Business from Wine Distribution to VoIP Techology – P&S Spirit Subscription Agreement,” and in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

Relationship and Transactions with BOS

As a result of our acquisition on December 31, 2005 of certain assets of BOS, BOS became a principal stockholder of the Company.  Reference is made to the description of related party transactions with BOS in Item 1, “Description of Business – BOS Debt Conversion,” and in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

Corporate Governance

Based on our adoption of the NASDAQ definition of independence, as of December 31, 2006 two of our directors, M. David Kamrat and Noah Kamrat, were not considered independent as a result of their status as employees and officers of the Company, but our third director, Jacob Schorr, was considered independent.  However, effective as of March 30, 2007, the date of the P&S Loan Agreement, Jacob Schorr may no longer be considered an independent director as a result of his ownership interest in P&S Spirit.

ITEM 13.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in this Form 10-KSB’s Exhibit Index, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The following table sets forth, for each of the years indicated, the aggregate fees paid to our independent registered public accounting firms and the percentage of each of the fees out of the total amount paid to the accountants:

12 month period ended:
	May 31, 2006		Dec. 31, 2006
Services Rendered	Fees	Percentages	Fees	Percentages

Audit (1)	$36,267	100%	$105,659	100%
Audit-Related Fees (2)	-	-	-	-
Tax Fees (3)	-	-	-	-
All other fees	-	-	-	-

Total	$36,267	100%	$105,659	100%

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

Pre-Approval Policies and Procedures

Our Board has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Berenfeld, Spritzer, Shechter & Sheer.  The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Board’s approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Board members, but the decision must be presented to the full Board at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Date: April 17, 2007	By:	/s/ M. David Kamrat
M. David Kamrat, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ M. David Kamrat	Chief Executive Officer and	April 17, 2007
M. David Kamrat	Chairman of the Board

/s/ Noah Kamrat	President and Director	April 17, 2007
Noah Kamrat

/s/ Shehryar Wahid	Chief Financial Officer	April 17, 2007
Shehryar Wahid

/s/ Ian T. Richardson	General Counsel	April 17, 2007
Ian T. Richardson

EXHIBIT INDEX

Exhibit	Document

2.1	Asset Purchase Agreement dated June 22, 2006, by and between New World Brands, Inc. and Qualmax, Inc. (1)

2.2	Stock Purchase Agreement dated June 22, 2006, by and among International Spirits, LLC, New World Brands, Inc. and International Importers, Inc. (1)

2.3	Amendment No. 1 to Asset Purchase Agreement, dated as of August 28, 2006, by and between New World Brands, Inc. and Qualmax, Inc. (2)

2.4	Amendment No. 1 to Stock Purchase Agreement, dated as of August 28, 2006, by and among International Spirits, LLC, New World Brands, Inc. and International Importers, Inc. (2)

2.5
Merger Agreement by and among Oak Tree Medical Systems, Inc., Oak Tree Spirits, Inc., International Importers, Inc., Marvin Ribotsky, Allen Salzman and Harvey Bronstein dated as of October 16, 2001     (10)

2.6	Purchase Agreement by and between Acorn Corf I, Inc. and Oak Tree Medical Systems, Inc., dated as of February 6, 1997 (11)

2.7	Asset Purchase Agreement, dated July 9, 1999, by and among the Seller, Stockholders, Oak Tree Medical Systems, Inc., and Oak Tree Medical Systems Practice Management, Inc. (17)

2.8
Stock Purchase Agreement, dated December 10, 1999, by and among Northeast Medical Management, Inc., Stockholders, Oak Tree Medical Systems, Inc., and Oak Tree Medical Systems Practice Management, Inc.   (17)

2.9	Agreement for Purchase and Sale of Stock by and among New World Brands, Inc., Marvin Ribotsky and Selvin Passen, and/or assigns (19)

2.10	Amendment No. 1 to Agreement for Purchase and Sale of Stock by and among New World Brands, Inc., Marvin Ribotsky and Selvin Passen, and/or assigns (19)

3.1	Certificate of Incorporation (3)

3.2	Certificate of Incorporation Amendments dated August 1, 1994 (4)

3.3	By-Laws (3)

4.1	Form of Common Stock Certificate (5)

4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of New World Brands, Inc. (6)

4.3	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of New Worlds Brands, Inc. (7)

10.1	Term Loan and Security Agreement by and between New World Brands, Inc. and P&S Spirit, LLC dated as March 30, 2007 (8)

10.2	Term Note by and between New World Brands, Inc. and P&S Spirit, LLC dated as March 30, 2007 (8)

10.3	Guaranty by Qualmax, Inc. dated as of March 30, 2007 (8)

10.4	Limited Guaranty by M. David Kamrat dated as of March 30, 2007 (8)

10.5	Collateral Pledge Agreement made by Qualmax, Inc. dated as of March 30, 2007 (8)

10.6	Letter Agreement by and among New World Brands, Inc., Qualmax, Inc., IP Gear, Ltd., P&S Spirit, LLC and B.O.S. Better Online Solutions Ltd., dated December 31, 2006 (9)

10.7	Amended and Restated Stock Subscription and Share Transfer Agreement, by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat and Noah Kamrat, dated as of December 29, 2006 (7)

10.8	Amended and Restated Escrow Agreement, by and among New World Brands, Inc., P&S Spirit, LLC and the Escrow Agent (as defined therein), dated as of December 29, 2006 (7)

10.9
Amended and Restated Lock-Up Agreement, by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat, Noah Kamrat and certain other stockholders party thereto, dated as of December 29, 2006     (7)

10.10
Amended and Restated Voting Agreement, by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat, Noah Kamrat and certain other stockholders party thereto, dated as of December 29, 2006     (7)

10.11	Agreement dated as of December 29, 2006 to Purchase Shares of Series A Preferred Stock (7)

10.12	Officer and Director Compensation Plan, dated October 26, 2000, by Oak Tree Medical Systems, Inc. for Various Officers and Directors (15)

10.13	Employee and Consultant Services Plan, dated April 14, 2001, by Oak Tree Medical Systems, Inc. for Various Employees and Consultants Designated by the Board (16)

10.14	Consultant Services Plan, dated January 7, 2000, by Oak Tree Medical Systems, Inc. for Various Employees and Consultants Designated by the Board (18)

10.15
Promissory Note dated as of December 26, 1996 by and among Oak Tree Medical Management, Inc., as Borrower and Maple Health, Inc., Northern Professionals Inc., Southern Professionals, Inc., Mark A. Gentile, James O’Neill, Robert Einemann and Bernard Posner, as Lenders (20)

10.16
Security Agreement dated as of December 11, 1996 by and among Oak Tree Medical Management, Inc. and Maple Health Inc, Southern Professional Associates Inc., and Northern Professional Associates, Inc. (20)

10.17
Agreement of Sale dated December 11, 1996 by and among Oak Tree Medical Management, Inc., and Maple Health, Inc., Northern Professional Associates, Inc., Southern Professional Associates, Inc., Mark A. Gentile, James O’Neill, Robert Einemann, Bernard Posner and Steven Rotwein (20)

10.18	Agreement of Sale dated as of December 11, 1996 by and between Steven Rotwein and New Medical Practice, P.C. (20)

10.19
Modification of Agreement of Sale dated as of December 11, 1996, by and among Oak
Tree Medical Management, Inc. and Southern Professional Associates, Inc., Northern Professional Associates, Inc., Maple Health, Inc., Mark Gentile, James O'Neill, Robert Einemann and Bernard Posner (20)

10.20	Stock Option Agreement dated as of October 2, 1998 by and between the Oak Tree Medical Systems, Inc. and Henry Dubbin (21)

10.21	Agreement dated as of March 15, 1999 by and between Oak Tree Medical Systems, Inc. and Richards Healthcare, Inc. (21)

10.22	Stock Option Agreement dated as of June 1, 1998 by and between Oak Tree Medical Systems, Inc. and Progressive Planning Associates, Inc. (22)

10.23	Agreement of Sale dated as of November 2, 1998, by and between Rehabilitation Medicine Practice of N.Y., P.L.L.C. and Oak Tree Medical Management, Inc. (23)

10.24	Agreement of Sale dated as of November 2, 1998, by and between Rehabilitation Medicine Practice of N.Y., P.L.L.C. and Oak Tree Medical Practice, P.C. (23)

10.25	Agreement of Sale dated as of December 23, 1998, by and between Oak Tree Medical Practice, P.C. and Rehabilitation Medicine Practice of N.Y., P.L.L.C. (23)

10.26	Agreement dated as of November 27, 1998, by and between Oak Tree Medical Systems, Inc. and Bouchard Friedlander & MaloneyHuss, P.A. (24)

10.27	Agreement dated as of April 24, 1998 by and between Oak Tree Medical Systems, Inc. and William Kedersha (25)

10.28	Agreement of Sale dated as of July 16, 1998, by and among Oak Tree Medical Management, Inc., Oak Tree Medical Practice, P.C. and Nesconset Sports, Inc. (26)

10.29	Consulting Agreement dated as of July 17, 1998, by and between Oak Tree Medical Systems, Inc. Irwin Bosh Stack (27)

10.30	Settlement Agreement dated as of September 3, 1997, by and between Oak Tree Medical Systems, Inc. and William Kedersha (28)

10.31	Agreement dated as of August 1997, by and between Oak Tree Medical Systems, Inc. and Progressive Planning Associates, Inc. (28)

10.32	Financial Advisory Agreement dated as of July 15, 1996, by and between Oak Tree Medical Systems, Inc. and Westcap Corp. (29)

10.33	Stipulation and Order dated as of December 30, 1998, by and between Oak Tree Medical Systems, Inc. and Westcap Corp. (29)

10.34	Purchase Agreement dated as of July 23, 1997 by and between Oak Tree MedicalPractice, P.C. and PFS VI, Inc. (30)

10.35	Employment Agreement dated as of October 1, 1996, by and between New MedicalPractice, P.C. and Gary Danziger (30)

10.36	Agreement of Sale, dated as of July 16, 1997, by and between Oak Tree MedicalPractice, P.C. and Peter B. Saadeh, M.D. (30)

10.37	Consulting Agreement dated as of August 29, 1997, by and between Oak Tree Medical Systems, Inc. and Burton Dubbin (30)

10.38	Executive Employment Agreement dated as of December 3, 1996, by and between OakTree Medical Systems, Inc. and William Kedersha (31)

10.39	Stock Option Agreement dated as of December 3, 1996, by and between Oak Tree Medical Systems, Inc. and Burton Dubbin (31)

10.40	Public Relations Consulting Letter Agreement dated as of December 20,1996, by and between Oak Tree Medical Systems, Inc. and Gotham City Corporate Relations Group, Inc. (31)

10.41	Financial Advisor Consulting Letter Agreement dated December 20, 1996, by and between Oak Tree Medical Systems, Inc. and Anthony Palmigiano (31)

10.42
Letter, dated January 14, 1997, in respect of modification of Agreement of Sale, dated December 11, 1996, by and between Oak Tree Medical Management, Inc. Maple Health, Inc., Northern Professional, Inc., Southern Professional, Inc., Mark A. Gentile, James O’Neill, Robert Einemann and Bernard Posner (31)

10.43	Term Loan Agreement dated as of September 30, 1996, by and between FirstUnion National Bank and Oak Tree Medical Management, Inc. (32)

10.44	Security Agreement dated as of September 30, 1996, by and between Oak Tree Medical Management, Inc. and First Union National Bank (32)

10.45	Promissory Note and Promissory Note dated as of September 30, 1996, by and between Oak Tree Medical Management, Inc. and First Union National Bank (32)

10.46	Unconditional Guaranty dated as of September 30, 1996, by and between Oak Tree Medical Management, Inc., Oak Tree Medical Systems, Inc. and First Union National Bank (32)

10.47	Health Care Receivables Loan and Security Agreement dated as of September 16, 1996, by and between Oak Tree Receivables, Inc. and Sam Fund I, L.P. (32)

10.48	Agreement of Sale by and between Orthopedic & Sports Therapy Services of Queens, L.P., Parkside of Queens, Inc. and Oak Tree Medical Management, Inc. (32)

10.49	Agreement of Sale by and between Parkside Physical Therapy Services, P.C. and New Media Practice, P.C.

10.50	Agreement of Sale between Gary Danziger, PTSR, Inc. and Oak Tree Medical Management, Inc. (32)

10.51	Agreement dated as of November 30, 1995, by and between Oak Tree Medical Systems, Inc. and Donald Stiffler (33)

14.1	Codeof Ethics (*)

16.1	Letter, dated March 13, 2007, regarding a change in the certifying accountant for New World Brands, Inc. (13)

16.2	Letter, dated November 16, 2006, regarding a change in the certifying accountant for New World Brands, Inc. (14)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*)

99.1	Stock Subscription Agreement by and between New World Brands, Inc. and Oregon Spirit, LLC dated August 28, 2006 (12)

(*)	Filed herewith.
(1)	Incorporated by reference to New World Brands, Inc.’s Form 8-K, filed with the SEC on June 23, 2006.
(2)	Incorporated by reference to New World Brands, Inc.’s Form 8-K, filed with the SEC on August 29, 2006.
(3)	Incorporated by reference to New World Brands, Inc.’s Registration Statement on Form S-18, filed with the SEC on August 20, 1986.
(4)	Incorporated by reference to New World Brands, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995.
(5)	Incorporated by reference to New World Brands, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.
(6)	Incorporated by reference to New World Brands, Inc.'s Form 10-QSB, filed with the SEC on October 16, 2006.
(7)	Incorporated by reference to New World Brands, Inc.’s Form 8-K, filed with the SEC on January 8, 2007.
(8)	Incorporated by reference to New World Brands, Inc.’s Form 8-K, filed with the SEC on April 5, 2007.
(9)	Incorporated by reference to New World Brands, Inc.’s Form 8-K, filed with the SEC on January 10, 2007.
(10)	Incorporated by reference to Oak Tree Medical Systems Inc.’s Form 8-K, filed with the SEC on November 20, 2001.
(11)	Incorporated by reference to Oak Tree Medical Systems Inc.’s Form 8-K, filed with the SEC on February 27, 1997.
(12)	Incorporated by reference to New World Brands, Inc.’s Form 8-K, filed with the SEC on September 8, 2006.
(13)	Incorporated by reference to New World Brands, Inc.’s Form 8-K/A, filed with the SEC on March 14, 2007.
(14)	Incorporated by reference to New World Brands, Inc.’s Form 10-QSB, filed with the SEC on November 20, 2006.
(15)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form S-8, filed with the SEC on May 10, 2001.
(16)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form S-8, filed with the SEC on May 18, 2001.
(17)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form 10-KSB, filed with the SEC on September 13, 2000.
(18)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form S-8, filed with the SEC on January 24, 2000.

(19)	Incorporated by reference to New World Brands, Inc.’s Form 8-K, filed with the SEC on May 26, 2004.

(20)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form 8-K, filed with the SEC on December 26, 1996.

(21)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form S-8, filed with the SEC on June 30, 1999.

(22)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form S-8, filed with the SEC on April 13, 1999.

(23)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form 10-QSB, filed with the SEC on January 14, 1999.

(24)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form S-8, filed with the SEC on December 4, 1998.

(25)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form S-8, filed with the SEC on November 19, 1998.

(26)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form 10-KSB, filed with the SEC on August 31, 1998.

(27)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form S-8, filed with the SEC on August 17, 1998.

(28)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form S-8, filed with the SEC on March 16, 1998.

(29)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form S-8, filed with the SEC on March 2, 1998.

(30)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form 10-KSB, filed with the SEC on February 2, 1998.

(31)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form 10-KSB, filed with the SEC on January 21, 1997.

(32)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form 10-Q, filed with the SEC on October 21, 1996.

(33)	Incorporated by reference to Oak Tree Medical Systems, Inc.’s Form S-8, filed with the SEC on August 30, 1996.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NEW WORLD BRANDS, INC. AND SUBSIDIARY

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders
New World Brands, Inc. and Subsidiary
Eugene, Oregon

We have audited the accompanying consolidated balance sheet of New World Brands, Inc. and Subsidiary as of December 31, 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New World Brands, Inc. and Subsidiary as of December 31, 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

BERENFELD, SPRITZER, SHECHTER & SHEER

April 14, 2007

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$3,396,617
Accounts receivable, net	1,496,865
Inventories, net	1,817,824
Prepaid expenses	175,367
Income tax refund receivable	403,995
Other current assets	220,802

Total Current Assets	7,511,470

Property and Equipment, net	5,839,651

Other Assets:
Deposits and other assets	153,411

Total Assets	$13,504,532

The accompanying notes are an integral part of these consolidated financial statements.
F-2

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Note payable, current portion	$984,323
Capital lease obligations, current portion	169,202
Accounts payable	1,238,551
Accrued expenses	1,196,746
Customer deposits	59,625
Advances from shareholders	53,665

Total Current Liabilities	3,702,112

Long-Term Liabilities:
Capital lease obligations, net of current portion	175,147
Other	53,411

Total Long-Term Liabilities	228,558

Total Liabilities	3,930,670

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock	-
Series A preferred stock, $.01 par value, 200 shares authorized 116.666974 shares issued and outstanding	1
Common stock, $.01 par value, 50,000,000 shares authorized, 44,303,939 shares issued and outstanding	443,040
Additional paid-in capital	36,462,218
Accumulated other comprehensive loss	(49,295)
Accumulated deficit	(27,282,102)

Total Stockholders' Equity	9,573,862

Total Liabilities and Stockholders' Equity	$13,504,532

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Net sales:
Resale and proprietary hardware	$8,800,437	$9,810,314
Wholesale carrier service	11,330,034	8,227,222
	20,130,471	18,037,536
Cost of sales:
Resale and proprietary hardware	(7,508,726)	(8,126,649)
Wholesale carrier service	(10,382,726)	(7,411,035)
	(17,891,452)	(15,537,684)
Gross profit on sales	2,239,019	2,499,852
Selling general and administrative expenses	(7,880,960)	(2,286,127)
Income (loss) from operations	(5,641,941)	213,725
Other income and expenses:
Interest and other income	64,286	232,340
Interest and other expenses	(320,924)	(123,831)
	(256,638)	108,509
Income (loss) before income taxes	(5,898,579)	322,234
Benefit (provision) for income taxes	472,905	(118,229)
Net income (loss)	$(5,425,674)	$204,005
Basic earnings (loss) per share	$(0.04)	$0.00
Diluted earnings (loss) per share	$(0.04)	$0.00
Weighted average shares outstanding:
Basic	125,192,000	166,861,000
Diluted	125,192,000	250,387,000
Comprehensive income (loss):
Net income (loss)	$(5,425,674)	$204,005
Loss on foreign currency translation, net of income tax benefit	(49,295)	-
Comprehensive income (loss)	$(5,474,969)	$204,005

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

						Accumulated	Retained
	Series A				Additional	Other	Earnings	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Equity

Balances at January 1, 2005	-	$-	107,767,034	$1,077,670	$(1,077,670)	$-	$860,642	$860,642

Issuances of stock - 2005
Exercise of stock options in exchange for existing common stock shares	-	-	79,827,423	798,274	(798,274)	-	-	-
Exercise of stock option	-	-	1,995,686	19,957	(3,622)	-	-	16,335
Issuance of common stock for cash	-	-	1,995,686	19,957	85,043	-	-	105,000
Issuance of stock for equipment	-	-	7,982,742	79,827	170,173	-	-	250,000
Issuance of common stock from recapitalization	-	-	17,105,876	171,059	(171,059)	-
Issuance of common stock resulting from dilutive provisions of recapitalization	-	-	7,127,449	71,274	(71,274)	-	-	-
Issuance of common stock for cash	-	-	2,075,214	20,752	165,244	-	-	185,996
Issuance of common stock for asset acquisition	-	-	45,554,731	455,547	4,044,453	-		4,500,000
Return of capital in settlement of related party receivables	-	-	-	-	(10,223)	-	-	(10,223)

Net income - 2005	-	-	-	-	-	-	204,005	204,005

Balances at December 31, 2005	-	-	271,431,841	2,714,317	2,332,791	-	1,064,647	6,111,755

Issuances of stock - 2006
Additional common stock issued in consideration of asset acquisition	-	-	5,806,633	58,066	594,321	-	-	652,387
Issuance of common stock for cash	-	-	13,315,856	133,159	1,206,841	-	-	1,340,000
Issuance of common stock in exchange for partial repayments of principal on note payable	-	-	5,981,070	59,811	540,189	-	-	600,000
Issuance of stock for equipment	-	-	2,138,235	21,382	193,118	-	-	214,500
Recapitalization of Qualmax common stock as a result of the reverse acquisition	-	-	(298,673,635)	(2,986,735)	2,986,735	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

						Accumulated	Retained
	Series A				Additional	Other	Earnings	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Equity

Issuances of stock - 2006 (continued)
Recapitalization of New World Brands as a result of the reverse acquisition	-	-	44,303,939	443,040	24,278,035	-	(22,921,075)	1,800,000
Issuance of Series A preferred stock as a result of the reverse acquisition	100	1	-	-	(1)	-	-	-
Issuance of Series A preferred stock for cash	11.160454	-	-	-	3,000,000	-	-	3,000,000
Cost of raising capital	-	-	-	-	(150,000)	-	-	(150,000)
Issuance of Series A preferred stock in exchange for partial repayment of note payable, accrued royalties and outsourcing expenses, and release of obligations from operating agreements	5.50652	-	-	-	1,480,189	-	-	1,480,189

Net loss - 2006	-	-	-	-	-	-	(5,425,674)	(5,425,674)
Loss on foreign currency translation, net of tax benefit						(49,295)		(49,295)

	116.666974	$1	44,303,939	$443,040	$36,462,218	$(49,295)	$(27,282,102)	$9,573,862

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(5,425,674)	$204,005
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	2,164,602	182,097
Issuance of stock for royalties and outsourcing expenses	356,817	-
Changes in operating assets and liabilities:
- Accounts receivable	59,894	(1,114,127)
- Inventories	663,672	(1,131,040)
- Prepaid expenses	112,919	(240,669)
- Income tax refund receivable	(403,995)	-
- Deferred tax asset	45,467	-
- Other current assets	(158,605)	(39,097)
- Deposits and other assets	229,788	(358,199)
- Accounts payable	266,341	348,374
- Accrued expenses	541,484	530,006
- Customer deposits	(23,712)	83,337
- Income taxes payable	-	(301,776)
- Deferred income taxes	(111,540)	(11,588)
- Other liabilities	53,411	(2,500)
Net cash used in operating activities	(1,629,131)	(1,851,177)
Cash flows from investing activities:
Acquisition of property and equipment	(1,277,327)	(385,004)
Net cash acquired from the reverse acquisition	1,800,000	-
Net cash provided by (used in) investing activities	522,673	(385,004)
Cash flows from financing activities:
Proceeds from notes payable	-	3,444,323
Payments of principal on notes payable	(1,460,000)	(551,711)
Payments of principal on capital lease obligations	(141,153)	(5,298)
Net repayment of advances from shareholders	(75,245)	100,972
Sales of common and preferred stock	4,190,000	290,996
Exercise of stock options	-	16,335
Net cash provided by financing activities	2,513,602	3,295,617
Net increase in cash and cash equivalents	1,407,144	1,059,436
Cash and cash equivalents, beginning of year	1,989,473	930,037
Cash and cash equivalents, end of year	$3,396,617	$1,989,473

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the year for:
- Income taxes	$-	$469,573
- Interest	$178,168	$123,831
Non-cash investing and financing activities:
Issuance of common stock for asset acquisition
- Inventories	79,179	$800,000
- Property and equipment	573,208	3,700,000
- Additional paid-in capital	(652,387)	(4,500,000)
	$-	$-
Issuance of stock for payment of note payable
- Note payable	$600,000	$-
- Additional paid-in capital	(600,000)	-
	$-	$-
Issuance of common stock for property and equipment
- Fair value of property and equipment acquired	$214,500	$250,000
- Additional paid-in capital	(214,500)	(250,000)
	$-	$-
Issuance of preferred stock for partial repayment of note payable, accrued royalties and outsourcing expenses, and release of obligations from operating agreements
- Note payable	$400,000	$-
- Royalties and outsourcing expenses	356,817
- Property and equipment	723,372	-
- Additional paid-in capital	(1,480,189)	-
	$-	$-
Acquisition of property and equipment through capital lease obligations
- Fair value of property and equipment acquired	$387,384	$103,416
- Capital lease obligations incurred	(387,384)	(103,416)
	$-	$-
Reclassification of related party transactions
- Advances from shareholders	$-	$(10,223)
- Additional paid-in capital	-	10,223
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

New World Brands, Inc. (“New World Brands”, the “Company”, “we”, “us” or “our”) is a Delaware corporation that until September 15, 2006 was an importer of wine and spirits beverages for sale and distribution throughout the United States.  On September 15, 2006, we sold our wine and spirits business, and, by way of a reverse acquisition, acquired all of the assets and assumed all of the liabilities of Qualmax, Inc., a Delaware corporation (“Qualmax” and the reverse acquisition the “Reverse Acquisition”).

As a result of the Reverse Acquisition we are no longer in the wine and spirits business, and instead we are now a telecommunications research and development, sales, and service company, focusing on products and services utilizing voice over internet protocol (“VoIP”) technology.  We develop, manufacture and sell our own line of VoIP technology products through our wholly owned subsidiary, IP Gear, Ltd., an Israeli corporation (“IP Gear, Ltd.”).  We are also a reseller of VoIP related telecommunications equipment, and a reseller of wholesale VoIP telephony service.

Our acquisition of Qualmax and its wholly owned subsidiary IP Gear, Ltd. was accounted for as a reverse acquisition.  Although New World Brands was the company that made the acquisition, Qualmax was treated as the surviving company for accounting purposes.  As a result, the accompanying financial statements reflect the results of operations and cash flows of Qualmax and IP Gear, Ltd. prior to September 15, 2006, and the financial position, results of operations, and cash flows of New World Brands, Qualmax, and IP Gear, Ltd. from and after September 15, 2006.

All inter-company accounts and transactions have been eliminated in consolidation.

On September 15, 2006 the Company changed its fiscal year end from May 31 to December 31, which is Qualmax’s fiscal year end.  The change in fiscal year results from the acquisition of Qualmax and IP Gear, Ltd., which was accounted for as a reverse acquisition.

Reverse Acquisition Accounting

In June 2006, New World Brands determined to change its business plan by selling its wine and spirits business for the sum of $500,000 (the “Sale Transaction”), issuing 7,500,000 shares of common stock for $1,500,000 (the “Private Equity Investment”), and merging with Qualmax and its wholly owned subsidiary IP Gear, Ltd. under the Reverse Acquisition.  The Sale Transaction and Private Equity Investment each took place on September 14, 2006, after which New World Brands assets consisted solely of cash in the

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

amount of $2,000,000, and certain contract rights under the Reverse Acquisition agreement with Qualmax.  The Reverse Acquisition was completed on September 15, 2006, subject to shareholder ratification and certain filings and amendments that are necessary to finalize the merger.

Pursuant to the Reverse Acquisition, New World Brands issued 100 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) to Qualmax.  The preferred stock was issued because New World Brands did not have sufficient authorized and available common stock shares to issue on September 15, 2006 when the Reverse Acquisition was consummated.  The Preferred Stock represented, as of September 15, 2006, the right to vote approximately eighty-six percent (86%) of the issued and outstanding shares of our capital stock, calculated under the premise that the Preferred Stock had been converted to the appropriate number of shares of our common stock (meaning, on an “as-converted” basis).

The Boards of Directors of New World Brands and Qualmax (the “Boards”) have each agreed that Qualmax will be merged with the Company (the “Merger”), after which the separate corporate existence of Qualmax shall cease.

The Boards have agreed that the following events (the “Merger Events”) must occur in order to complete the Merger.

1.	Any filings that may be necessary to complete the Merger.

2.
The stockholders of New World Brands and Qualmax must approve the Merger.  Qualmax, in its capacity as the holder of Preferred Stock currently holding (as of the date of these financial statements) the right to vote approximately seventy-six percent (76%) of the issued and outstanding shares of our capital stock, calculated on an as-converted basis, has agreed to vote its shares in favor of the Merger, and Qualmax will cease to exist once the Merger is completed.

The acquisition of Qualmax resulted in a change of control of New World Brands.  As a result of the reverse acquisition accounting treatment, Qualmax is deemed to be the acquiring company for accounting purposes.  Effective on the acquisition date of September 15, 2006, New World Brands’ consolidated balance sheet included the assets and liabilities of Qualmax and its wholly owned subsidiary IP Gear, Ltd. and its consolidated equity accounts were recapitalized to reflect the combined equity of New World Brands, Qualmax and IP Gear, Ltd. Consolidated financial statements for the year ended December 31, 2005 are those of Qualmax and IP Gear, Ltd. only.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Revenue Recognition

The accompanying consolidated financial statements have been prepared using the accrual method of accounting.  Revenues from our VoIP telephony services division have been recognized as services are rendered.  Revenue from the sale of products from our own line of VoIP equipment or reseller equipment is recognized as our customers take delivery of our products.  Any amounts received from our customers in advance are recorded as customer deposits and classified as other current liabilities.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments in debt instruments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are presented at net realizable value, which is comprised of total accounts receivable less any allowances for uncollectible accounts.  The Company provides an allowance for potentially uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances.  The resulting estimate of uncollectible receivables is charged to an allowance for doubtful accounts.  Recoveries of accounts previously written off are used to offset the allowance account in the periods in which the recoveries are made.  Accordingly, as of December 31, 2006 and 2005, accounts receivable has been written down to its estimated net realizable value, and results of operations for the year ended December 31, 2006 and 2005 include corresponding charges of approximately $437,000 and $144,000, respectively.  The allowance for doubtful accounts as of December 31, 2006 was approximately $143,000.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.  Market represents the lower of replacement cost or net realizable value on inventories as a whole.  Inventories are made up primarily of high technology telephone switching and VoIP routing equipment and their parts.  Some of these inventories are manufactured and may include finished goods, work in process or unassembled components.  The majority of inventories are finished goods for resale that were purchased from other manufacturers.  Due to rapid technological advancements in the industry, inventories may, from time to time, be subject to impairment and obsolescence.  We record an allowance for slow-moving and obsolete inventories based upon a periodic review and analysis of inventories on hand.  During 2006, we segregated our obsolete and slow-moving inventories, which were comprised of outdated telephone switching and VoIP routing equipment.  Accordingly, the allowance for obsolete inventories as of December 31, 2006 was approximately $246,000.

Concentration of Credit Risk

From time to time, the Company has cash in financial institutions in excess of federally insured limits.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.  Cash exceeding federally insured limits amounted to approximately $3,170,000 as of December 31, 2006.

Business Concentrations

We did not have any single supplier that represented more than ten percent of purchases or any single customer that represented more than ten percent of sales during the year ended December 31, 2006.  We had three major suppliers that accounted for 48% of our purchases but no single customer that represented more than ten percent of sales during the year ended December 31, 2005.

Impairment of Long-Lived Assets and Long-Lived Assets Subject to Disposal

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144.  Recoverability of assets to be held and used is measured by a comparison of the carrying

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets and Long-Lived Assets Subject to Disposal (Continued)

amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  Assets subject to disposal are reported at the lower of the carrying amount or fair value less costs to sell.  We had no impairment of our long-lived assets during the years ended December 31, 2006 or 2005.

Property and Equipment

Property and equipment are recorded at cost.  For financial statement purposes, depreciation of software, furniture and equipment is computed using the straight-line method over their estimated useful lives of the assets while leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their respective leases.  Expenditures for replacements, maintenance and repairs that do not extend the lives of the assets are charged to operations as the expenses are incurred.  When assets are retired, sold or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in the year of disposal.

Stock Options

Effective January 1, 2006, we adopted the fair value method of accounting for awards of employee stock and options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” and SFAS No. 123R, “Share-Based Payment.” These standards require the cost associated with employee services in exchange for equity instruments based on the grant date fair value of the award, be recognized over the period during which the employee is required to provide services in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Because the Company changed its method of accounting from the intrinsic method as per APB Opinion No. 25, upon adoption, the grant date fair value of employee share options was estimated using the Black-Scholes model. Compensation cost for the unvested portion of equity awards granted prior to January 1, 2006, will be recognized over the remaining vesting periods. Due to the prospective adoption of SFAS No. 123R, results of operations for prior periods have not been restated.

Prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for stock

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options (Continued)

issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of SFAS No. 123. See Note G, Stock Option Plans.

Software Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheet in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in general and administrative expenses and is provided using the straight-line method over the remaining estimated economic life of the product, not to exceed three years.  Net unamortized software costs as of December 31, 2006 amounted to approximately $4,080,000.  Amortization of software costs for the years ended December 31, 2006 and 2005 was approximately $1,815,000 and $0, respectively.

Segment Information

Our business consists of three operating segments: (i) proprietary hardware, which is our VoIP technology development and equipment manufacturing subsidiary that is located in Israel, IP Gear, Ltd.; (ii) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business operated under the name "IP Gear"; and (iii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business operated under the name "IP Gear Connect".  See Note P – Business Segment Reporting.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, certificates of deposit, accounts receivable, accounts payable, accrued liabilities and notes payable.  The carrying amounts of such financial instruments approximate their respective estimated fair values due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair values are not necessarily indicative of the amounts we would realize in a current market exchange or from future earnings or cash flows.

Earnings per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options and warrants granted by the Company and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and warrants are excluded from the computation when there is a loss as their effect is antidilutive, or if the exercise price of such options and warrants is greater than the average market price of the stock for the period.  See Note F for the computation of basic and diluted share data.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets amounts expected to be realized.  IP Gear, Ltd. files an individual income tax return in Israel.  U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by the foreign subsidiary, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred.  Advertising and promotional expenses amounted to approximately $283,000 and $88,000 for the years ended December 31, 2006 and 2005, respectively.

Leases

We account for leases in accordance with SFAS No.13 “Accounting for Leases”, under which we perform a review of each newly acquired lease to determine as whether it should be treated either as a capital or an operating lease.  A capital lease asset is capitalized and depreciated over the term of the initial lease.  A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate.  If an interest rate is not stated, we will determine our estimated incremental borrowing rate.

Foreign Currency Translation

IP Gear, Ltd.’s functional currency is the New Israeli Shekel, which is its local currency. Accordingly, balance sheet accounts are translated at the exchange rate in effect at the end of the year and income statement accounts are translated at the average exchange rate for the year.  Translation gains and losses are included as a separate component of stockholders’ equity as cumulative translation adjustments.  Foreign currency transaction gains and losses are included in operations as other income and expenses.  For the years ended December 31, 2006 and 2005, foreign currency transaction losses were approximately $30,000 and $0, respectively.

Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income.  As of December 31, 2006, the Company’s net accumulated other comprehensive loss of approximately $49,000 was comprised of the cumulative foreign currency translation loss in the amount of approximately $79,000 less deferred tax benefit on the foreign currency translation loss of approximately $30,000.  As of December 31, 2005, there were no components of comprehensive income other than net income.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair values.  The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value options is determined on an instrument by instrument basis, should be applied to an entire instrument, and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  We are currently analyzing the potential impact of adoption of SFAS No. 159 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged.  We adopted the provisions of SAB 108 in 2006 and the impact of adoption was not material to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”).  FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are reviewing the impact of adopting FIN No. 48, but we do not anticipate that the impact will be material to our consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which will be effective for fiscal years that begin after December 15, 2006.  This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS No. 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities.  We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS No. 155, which will be effective for fiscal years that begin after December 15, 2006.  This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that are derivative financial instruments.  We do not anticipate adoption of this standard will have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which was adopted effective January 1, 2006.  This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on our consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE B –	INVENTORIES

Inventories as of December 31, 2006 consisted of the following:

	Resale Hardware	Proprietary Hardware	Total
Raw materials	$-	$313,200	$313,200
Work-in progress	-	145,221	145,221
Finished goods	979,727	625,316	1,605,043
Total inventories	979,727	1,083,737	2,063,464
Less allowance for obsolete inventories	(93,975)	(151,665)	(245,640)
Inventories, net	$885,752	$932,072	$1,817,824

NOTE C –	PROPERTY AND EQUIPMENT

As of December 31, 2006, our property and equipment consisted of the following:

		Useful Lives (In Years)

Operating equipment	$1,483,898	5
Rental equipment	101,056	5
Leasehold improvements	232,519	15
Computer software	6,297,206	3 - 5
Furniture and fixtures	62,206	5 - 10
Other	4,100	5
Total property and equipment	8,180,985
Less accumulated depreciation and amortization	2,341,334
Property and equipment, net	$5,839,651

Operating equipment acquired under capital leases	$489,007
Less accumulated amortization	(82,527)
	$406,480

Depreciation and amortization expense amounted to approximately $2,165,000 and $182,000 for the years ended December 31, 2006 and 2005, respectively.  Amortization of

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE C –	PROPERTY AND EQUIPMENT (CONTINUED)

leased equipment, which has been included in depreciation expense on the accompanying financial statements, was approximately $77,000 and $6,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE D –	NOTES PAYABLE

Bank of America, N.A.

We maintained a line of credit facility with Bank of America, N.A. (“B of A”) during 2006.  In September 2006, the line of credit was converted into a term loan in the amount of approximately $985,000 that was due on March 31, 2007.  Interest only was payable monthly at B of A’s prime rate (B of A prime was 8.25% at December 31, 2006) plus 3%.  As of December 31, 2006, the outstanding principal balance on the note payable was $984,323.

The loan was secured by the assets of the Company, and as a condition of the note payable, B of A required us to maintain a current assets to current liabilities ratio of at least 1.2 to 1 and a total liabilities to tangible net worth ratio that is not to exceed 2.5 to 1.  For the year ended December 31, 2006, the Company was in compliance with these ratios, and with all other terms of the loan.

The entire principal balance was subsequently paid on March 30, 2007, in a transaction described in more detail in Note L, Subsequent Events and Other Matters, under the heading “Term Loan and Repayment of Line of Credit with B of A.”

Total maturities of notes payable as of December 31, 2006 were as follows:

2007	$984,323

Total notes payable	984,323

Notes payable, current portion	984,323

Notes payable, net of current portion	$-

Interest expense on the notes payable was approximately $142,000 and $109,000 for the years ended December 31, 2006 and 2005, respectively.

B.O.S. Better Online Systems Ltd.

In December 2005, we acquired certain assets of Better Online Solutions Ltd.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE D –	NOTES PAYABLE (CONTINUED)

B.O.S. Better Online Systems Ltd. (Continued)

 (“BOS”) and contributed them into our wholly owned Israeli subsidiary, IP Gear, Ltd.  As a condition of the acquisition by Qualmax of the BOS VoIP and GSM product lines and related technology, BOS agreed to lend to the Company a total of $1,000,000 on December 31, 2005 (the “BOS Loan”).  The entire principal and interest balance of the BOS Loan was repaid during 2006 in three portions, each by the issuance of capital stock.  The first two such issuances, as payment of principal in the amounts of $350,000 on June 30, 2006 and $250,000 on July 31, 2006, were of the common stock of Qualmax.  The final such issuance, in the principal amount of $400,000 and all remaining unpaid interest, effective December 31, 2006, was of the Preferred Stock of the Company, and as of December 31, 2006 the Company was no longer indebted to BOS in any amount.  The December 31, 2006 issuance of Preferred Stock in exchange for release from the BOS Loan and other obligations is discussed in more detail in Note F, Stockholders’ Equity, under the heading “Preferred Stock.”

NOTE E –	CAPITAL LEASE OBLIGATIONS

We currently lease equipment pursuant to seven capital lease agreements.  In conjunction therewith, the Company has capitalized the cost of the equipment in the amount of $489,000, which is the present value of the lease payments.    Interest expense on the capital lease obligations amounted to approximately $36,000 and $1,700 for the years ended December 31, 2006 and 2005, respectively.  Future minimum lease payments required under the capital leases as of December 31, 2006 were as follows:

2007	$194,049
2008	176,566
2009	7,027

Total	377,642

Less: amounts representing interest	(33,293)

Present value of net minimum lease payments	344,349

Capital lease obligations, current portion	169,202

Capital lease obligations, net of current portion	$175,147

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY

Capitalization

The Company’s authorized capital stock consists of 50,000,000 shares of common stock, $.01 par value per share, and 1,000 shares of preferred stock, $.01 par value.  There were 44,303,939 shares of common stock and 116.666974 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2006.

The board of directors has the authority, without action by the Company’s stockholders, to provide for the issuance of preferred stock in one or more classes or series and to designate the rights, preferences and privileges of each class or series, which may be greater than the rights of the common stock.

Common Stock

As of December 31, 2006, our total number of authorized common stock, $.01 par value, was 50 million shares, with 44,303,909 shares issued and outstanding.  On February 1, 2007 our board acted to increase the number of authorized common stock to 600 million shares. The additional common stock shares will become available upon the effectiveness, by shareholder action, of an amendment to our certificate of incorporation. Upon authorization of the additional common shares, all Series A Convertible Preferred Shares will automatically convert to common shares at a ratio of 2,986,736 common shares for every one preferred share.

Stockholders’ equity transactions prior to the New World Brands/Qualmax, Inc. merger date have been retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to paid-in capital.

Preferred Stock

As of December 31, 2006, we had 1,000 shares of authorized preferred stock, $.01 par value.  In connection with the transactions contemplated by the Reverse Acquisition, the Board authorized the creation and issuance of shares of voting preferred stock designated as “Series A Convertible Preferred Stock” (the “Preferred Stock”).  The terms, rights, preferences and privileges of the Preferred Stock are set forth in a Certificate of Designation filed with the Secretary of State of the State of Delaware on August 30, 2006, as amended on January 8, 2007 to increase the authorized number of shares of Preferred Stock from 100 to 200 (the “Certificate of Designation”).  Pursuant to the Reverse Acquisition, the Company issued 100 shares of Preferred Stock to Qualmax, which shares of Preferred Stock are convertible into 298,673,634 shares of Common Stock and which represent more than a majority of the voting power of the Company’s issued and

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (Continued)

outstanding shares of capital stock (on an as-converted basis).  Pursuant to the Certificate of Designation, the shares of Preferred Stock will be automatically converted into shares of Common Stock upon the filing of the Charter Amendments described below.

During 2006, we issued 116.666974 shares of our Series A Convertible Preferred Stock, as follows:

Pursuant to the Reverse Acquisition, New World Brands issued 100 shares of Preferred Stock, convertible into 298,673,634 shares of our common stock, to Qualmax.

Effective December 29, 2006, the Company entered into an Amended and Restated Stock Subscription and Share Transfer Agreement (the “Subscription Agreement”) with P&S Spirit, LLC, a Nevada limited liability company (“P&S Spirit”) pursuant to which P&S Spirit agreed to invest between $3 million and $5 million by purchasing shares of the Company’s Series A Convertible Preferred stock in three stages, at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of common stock, par value $0.01 per share (the “Common Stock”), on an as-converted basis): (i) on December 29, 2006, an investment of $3,000,000 by purchase of 11.160454 shares of Preferred Stock of the Company, convertible into 33,333,333 shares of Common Stock; and (ii) after the second fiscal quarter of 2007, subject to certain conditions set forth in the Subscription Agreement and summarized below, an additional investment of $1,000,000 (the “Second Tranche”) by purchase of 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock; and (iii) after the third fiscal quarter of 2007, subject to certain conditions set forth in the Subscription Agreement and summarized below, an additional investment of $1,000,000 (the “Third Tranche”) by purchase of 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock.

The Second Tranche is only payable by P&S Spirit in the event that the Company’s consolidated unaudited financial statements as filed on Form 10-QSB (or, Form 10-Q, if applicable) for the second quarter ending June 30, 2007 reflect EBITDA of: (A) $543,000 or greater for the three month period ending June 30, 2007; or (B) $618,000 or greater for the six month period ending June 30, 2007.  Therefore, if the foregoing conditions are met, the Second Tranche payment could be required no sooner than 5 days after the filing of the Company’s quarterly report on Form 10-QSB for the quarter ending June 30, 2007.

The Third Tranche is only payable by P&S Spirit in the event the Company’s consolidated unaudited financial statements as filed on Form 10-QSB (or, Form 10-Q, if applicable) for the third quarter ending September 30, 2007 reflect EBITDA of: (A) $885,000 or greater for the three month period ending September 30, 2007; or (B) $1,503,000 or greater for the nine month period ending September 30, 2007.  Therefore, if the foregoing conditions are

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (Continued)

met, the Third Tranche payment could be required no sooner than 5 days after the filing of the Company’s quarterly report on Form 10-QSB for the quarter ending September 30, 2007.  Also, if the Second Tranche is not payable at the time the Third Tranche becomes payable, the Second Tranche payment must be made simultaneously with the Third Tranche payment.

Effective December 31, 2006 we entered into an agreement with Better Online Solutions, Ltd. (“BOS”) (the “BOS Agreement”).  Under the terms of the BOS Agreement, we converted outstanding obligations under the BOS agreement in the amount of $1,480,189 into 5.50652 shares of Preferred Stock at a common stock equivalent price of $.09 per share, which was the prevailing market price of our common stock on the date of the BOS Agreement.  The Preferred Stock held by BOS is automatically convertible into 16,446,544 shares of our common stock, as noted below.  The total amount converted consisted of the remaining principal and accrued interest on our note payable to BOS, accrued royalties and outsourcing expenses incurred, and the release of any other obligations under the terms of the BOS Operating Agreements.  In addition, BOS granted to us, contingent upon certain conditions, the right to purchase up to thirty percent (30%) of all of BOS’s shares of our Series A Preferred Stock or our common stock, at a price ranging from $0.12 to $0.24 per share on a common stock equivalent basis.

Conversion of Series A Convertible Preferred Stock into shares of our common stock will take place automatically upon the effectiveness of an amendment to our certificate of incorporation authorizing an increase in the number of outstanding shares of our common stock from 50 million shares to 600 million shares, which we expect to occur during the second quarter of 2007.  Each share of Series A Preferred Stock will convert into 2,986,736.34 shares of our common stock.

Common Stock Warrants

No warrants for the purchase of our common stock were granted during the 12 months ending December 31, 2006.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Warrants (Continued)

Common stock warrant activity for the year was as follows:
	Warrants	Weighted Average Exercise Price
Balance granted at December 31, 2005	2,320,000	$0.49
Granted in 2006	-	$-
Exercised in 2006	-	$-
Balance granted at December 31, 2006	2,320,000	$0.49

Preferred Stock Warrants

Effective December 29, 2006, we issued two warrants, one jointly to M. David Kamrat and Noah Kamrat, each of whom are directors and officers of the Company, and one to P&S Spirit.  Each warrant will allow for the purchase of up to a total of 9.300378 shares of our Series A Preferred Stock at $268,806.27 per share.  The warrants expire on December 31, 2011.

Upon the automatic conversion of our Series A Preferred Stock to common stock, the warrants, if not previously exercised, will be cancelled and we will issue two new warrants, one jointly to M. David Kamrat and Noah Kamrat, and one to P&S Spirit, that each will allow for the purchase of up to 27,777,778 shares of our common stock at $.09 per share.

Preferred stock warrant activity for the year was as follows:

	Warrants	Weighted Average Exercise Price
Balance granted at December 31, 2005	-	$-
Granted in 2006	18.600756
(as converted to common shares)	55,555,548	$0.09
Balance granted at December 31, 2006	18.600756
(as converted to common shares)	55,555,548	$0.09

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY (CONTINUED)

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for 2006 and 2005 (rounded to the nearest thousand):

Weighted average number of shares outstanding during 2005:
Basic (common)	166,861,000
Effect of dilutive securities
Common - options and warrants	86,526,000
Weighted average number of shares outstanding - diluted	253,387,000
Weighted average of options and warrantes not included above (anti-dilutive)	1,530,000

Weighted average number of shares outstanding during 2006:
Basic (common)	39,044,000
Preferred (as converted to common)	86,148,000
Total	125,192,000
Effect of dilutive securities
Common - options and warrants	-
Preferred - options and warrants	-
Total	-
Weighted average number of shares outstanding - diluted	125,192,000
Weighted average of options and warrantes not included above (anti-diluted):
Basic (common)	4,478,000
Preferred (as converted to common)	55,556,000
Total	60,034,000

The basic and diluted share data for 2005 have been adjusted retroactively in a manner similar to a stock split to reflect the recapitalization of the Company.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY (CONTINUED)

Lock-Up Agreement

In connection with the transactions contemplated by the Subscription Agreement, the Company, the Kamrats, P&S Spirit and certain affiliates of the Kamrats and P&S Spirit entered into an Amended and Restated Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which each such party agreed to certain restrictions on transfer on certain shares of capital stock (and securities convertible into share of capital stock) of the Company on the terms set forth therein. A copy of the Amended and Restated Lock-Up Agreement is filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2007.  In particular, the parties agreed to restrict their ability to transfer shares of capital stock in the Company for up to two years without the prior approval of the other stockholders party thereto (meaning, both the Kamrats and P&S Spirit must seek the consent of the other to sell subject shares during the term of the Lock- Up Agreement).  Also, in connection with the transactions contemplated by the BOS Agreement BOS agreed to be subject to the Lock-Up Agreement, restricting the ability of BOS to transfer shares of capital stock in the Company and Qualmax for up to two years without the prior approval of the other stockholders party thereto.

Conversion of BOS Debt to Qualmax Common Stock

In connection with the acquisition of the BOS VoIP and GSM product lines and related technology (Note D), we entered into a $1,000,000 loan agreement.  During 2006, we entered into the following separate agreements with BOS through which the following amounts owed by us to BOS were converted into Qualmax pre-merger common shares:

•
In April 2006 we converted $350,000 of our note payable to BOS into 244,755 shares of Qualmax common stock (3,488,958 shares of New World Brands common stock on an as-converted basis) at a price of $1.43 per common share.

•
In June 2006 we converted $250,000 of our note payable to BOS into 174,825 shares of Qualmax common stock (2,492,112 shares of New World Brands common stock on an as-converted basis) at a price of $1.43 per common share.

Merger and Share Exchange Agreement with Bench Group, Inc

On June 24, 2005, Qualmax entered into an agreement and plan of share exchange with Bench Group, Inc. (“Bench”), a Delaware corporation.  Bench was a non-operating publicly traded company, in existence since 1983.  Under the agreement, Bench acquired all of Qualmax’s stock from the Qualmax stockholders (the “Original Qualmax stockholders”) in exchange for 14,000,000 newly issued shares (the “Bench Exchange Shares”) of Bench’s Common Stock (the “Share Exchange”).  The Bench Exchange Shares were issued to the

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE F –	STOCKHOLDERS’ EQUITY (CONTINUED)

Merger and Share Exchange Agreement with Bench Group, Inc (Continued)

original Qualmax stockholders on a pro rata basis, in proportion to the ratio of the number of Qualmax shares held by each original Qualmax stockholder to the total number of Qualmax shares held by all original Qualmax stockholders as of the closing date.

At the closing, Qualmax became a wholly-owned subsidiary of Bench.  Immediately following the closing, Bench filed an Agreement and Plan of Merger whereby Qualmax merged with and into Bench, with Bench as the surviving entity (“the Upstream Merger”).  Although Bench was the surviving corporation in the Upstream Merger, the Share Exchange and Upstream Merger were accounted for as a “reverse acquisition” for accounting and financial reporting purposes, wherein Qualmax was deemed the surviving entity for such purposes.  The Bench Exchange shares were known as “new Qualmax stock”.

The original stockholders of Bench retained their ownership interests in the surviving entity, and received an equivalent number of shares of new Qualmax common stock as a result of the Share Exchange and the Upstream Merger.

The share exchange agreement contained a dilutive provision whereby additional shares of new Qualmax stock were issued to prevent the dilutive effect of stock transactions that took place between the date of the agreement and final closing (“the delay stock transactions”).  There was a significant delay between the agreement date and the final closing, so an addendum to the share exchange agreement was established and agreed to upon which an additional 991,673 shares of new Qualmax stock was issued to the original Qualmax stockholders to prevent the dilutive effect of the delay stock transactions.  The 991,673 shares were allocated to the original Qualmax stockholders based on the proportion of their original pre-merger stockholdings to total Qualmax shares outstanding prior to the merger agreement date.

NOTE G –	STOCK OPTION PLANS

Performance Equity Plan

We have a Performance Equity Plan (the “Performance Equity Plan”) under which we may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options, and other stock-based awards to purchase up to 600,000 shares of Common Stock to officers, directors, key employees, and consultants. The Company may not grant any options with a purchase price less than fair market value of Common Stock as of the date of grant.  No options or other stock-based rights were issued under the Performance Equity Plan during 2006, and none were exercised or exercisable during 2006.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE G –	STOCK OPTION PLANS (CONTINUED)

Stock Option Plan

In October 2001, we adopted a stock option plan (the “2001 Option Plan”) whereby we have reserved 5,000,000 shares of its Common Stock for purposes of granting options to purchase such shares pursuant to the 2001 Stock Option Plan.  Options are granted to officers and employees of the Company by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the options is equal or greater than the fair market price of our Common Stock on the date the option is granted. The 2001 Stock Option Plan terminates 10 years from its effective date.  A total of 2,945,000 of options (“the New World Brands options”), granted under the 2001 Option Plan to purchase our Common Stock in exchange for services rendered, were vested and exercisable as of December 31, 2006.  The employees and consultant performed services related to product promotion, general business, financing, and public/investor relations.   These options were granted prior to September 15, 2006.

Employee compensation expense for the New World Brands stock options was not recognized in 2006 in the accompanying consolidated statements of income as the options were granted and fully exercisable on September 14, 2006, prior to the merger date. The consolidated statements of income include the results of operations of New World Brands from the date of the merger, September 15, 2006, to December 31, 2006.  As of December 31, 2006, there was approximately $41,610 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. That cost is expected to be recognized over a weighted average of 4 years. There are 1,755,000 shares of common stock available for future issuance, as of December 31, 2006.  The following table summarizes stock option plan as of December 31, 2006:

Exercise Price	Options Outstanding	Weighted Average Remaining Contratual Life (in Years)	Options Exercisable
$ 0.18	1,000,000	4.9	1,000,000
$ 0.18	1,000,000	4.9	1,000,000
$ 0.18	250,000	4.9	250,000
$ 0.18	100,000	4.9	100,000
$ 0.18	100,000	4.9	100,000
$ 0.18	100,000	4.9	100,000
$ 0.50	300,000	3.5	-
$ 0.25	325,000	1.75	325,000
$ 0.10	70,000	5.5	70,000
	3,245,000		2,945,000

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE H –	INCOME TAXES

Income tax consisted of the following for the years ended December 31, 2006 and 2005:

	2006	2005
Federal:
Current	$403,995	$(107,423)
Deferred	579,475	9,676
State:
Current	-	(22,394)
Deferred	51,130	1,912
Subtotal	1,034,600	(118,229)
Change in valuation allowance	(561,695)	-
Benefit (provision) for income taxes	$(472,905)	$(118,229)

The effective tax rate varies from the federal statutory maximum rate for the year ended December 31, 2006 and 2005 principally due to the following:

	2006	2005
Federal tax rate	34%	34%
Loss from foreign subsidiary	-19%	-
Benefit of net operating loss carryback	-7%	-
State tax rate, net of federal tax benefit	1%	3%
Other	-1%	-
Total	8%	37%

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE H –	INCOME TAXES (CONTINUED)

Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary differences, which of December 31, 2006, were as follows:

Deferred tax assets (short-term):
Allowance for doubtful accounts receivable	$10,930
Allowance for inventory obsolescence	48,033
Net operating loss carryforwards	538,825

597,788
Deferred tax assets (long-term):

Foreign currency translation adjustment	29,741
Total deferred tax assets	627,529

Deferred tax liabilities (long-term):
Depreciation	(65,834)
Net Deferred taxes assets before valuation allowance	561,695
Valuation allowance	(561,695)

Net deferred tax asset after valuation	$-

As of December 31, 2006, the Company had net operating losses approximately $1,400,000 that can be carried forward for up to twenty years and deducted against future taxable income.  The net operating loss carryforward expires in 2026.

NOTE I –	RELATED PARTY TRANSACTIONS

Advances from Shareholders

The Company received and repaid advances from its shareholders during 2006, and as of December 31, 2006 there was $53,665 in loans from shareholders payable by the Company.  During 2006, approximately $65,000 were repaid to these shareholders.

Management Agreement

The Company entered into an agreement with a related party to provide management and financial services.  Management fees paid to this related party for the years ended December 31, 2006 and 2005 amounted to $71,785 and $95,017, respectively.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE I –	RELATED PARTY TRANSACTIONS (CONTINUED)

Investment in Qualmax

Dr. Selvin Passen (“Passen”) and Oregon Spirit, LLC (“Oregon Spirit”) invested a total of $1,250,000 in Qualmax in three tranches prior to September 15, 2006, $500,000 on January 30, 2006, $500,000 on March 22, 2006, and $250,000 on June 22, 2006, in exchange for shares of Qualmax's common stock.

On April 10, 2006, Qualmax acquired certain assets of the CLP Group, LLC, a New York limited liability company, valued by the parties at $225,000, in exchange for shares of Qualmax's common stock.

NOTE J –	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have entered into various operating leases for our facilities and transportation equipment.  The future minimum annual rental payments due on these operating leases as of December 31, 2006 for each of the next 5 years are as follows:

Year ending December 31:
2007	$265,000
2008	144,000
2009	110,000
2010	104,000
2011	18,000

$641,000

Rent expense for the years ended December 31, 2006 and 2005 was approximately $143,000 and $68,000, respectively.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE J –	COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Former Employee Litigation

We are a defendant in a lawsuit filed by a former employee who has made claims for unpaid salary and for certain previously granted stock options.  Via mediation on February 7, 2007, we have settled this lawsuit, and as part of the settlement, we agreed that Mr. Singer holds options to purchase up to 70,000 shares of the Company’s Common Stock at a price of $0.10 per share, which options were issued to Mr. Singer during his association with the Company prior to 2002.  As of the time of the filing of this Report we have not received final documentation dismissing the lawsuit and settling and releasing claims, but we expect to conclude final settlement documentation within a matter of weeks.

The MPI Litigation

As a result of the Reverse Acquisition the Company assumed the liabilities of Qualmax.  Qualmax was named as a defendant in certain litigation filed in France before the Trade Tribunal of Nanterre against BOS by Media Partners International (“MPI,” and the “MPI Litigation”), a former distributor of BOS, whose contract with BOS allegedly related to certain distribution rights for the product division Qualmax purchased from BOS on December 31, 2005.  Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense.  The litigation remains in its early stages, and at last report from counsel the French court had not yet made definitive rulings on defendant’s motion to change venue and jurisdiction from France to Israel.  Initial hearings on the motion for change of venue were concluded in February, 2007, and we are advised that final hearing will be conducted in late April, 2007, and a decision likely rendered in May, 2007.  If venue is in fact moved to Israel that decision may have a material impact on the plaintiff’s willingness to continue the litigation, due to increased expense, but the outcome of the venue hearings, and the impact of that outcome on plaintiff’s claims, is purely speculative at this point.  At present, based upon the limited progress in the matter and without the benefit of completion of factual discovery, management believes this litigation does not pose a significant financial risk to the Company.

The Blackstone Litigation

Qualmax was named as a defendant in a lawsuit entitled Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, filed August 10, 2006.  The facts underlying the proceeding relate to a contract between defendant Worldwide PIN Payment Corp. and plaintiffs, and a third party, to plaintiff’s allegations of misappropriation of trade secrets and corporate opportunity, and to claims that defendants, or some of them,

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE J –	COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Blackstone Litigation (Continued)

tortiously interfered with plaintiffs’ contract with a third party.  Plaintiffs’ seek monetary damages.  Management believes it is not entirely clear from the pleadings filed to date whether plaintiffs claim that Qualmax misappropriated trade secrets, or tortiously interfered with a third party contract, or is liable under some other theory.

On March 29, 2007, the first deposition in this matter was conducted, of a non-party witness who is one of the principal creators of certain intellectual property owned, or controlled, by Worldwide PIN Payment Corp. (“WPP”), and the deposition will be continued but a continuation has not been scheduled as of the time of filing of this Report.  The first formal discovery request was made of the Company on March 27, 2007, followed by a second request on April 10, 2007.  The Company has not yet been required to file any responsive pleadings, and has not provided materials responsive the plaintiff’s discovery requests.

Co-defendants have answered and filed counterclaims and third party claims, but none of the claims of co-defendants are against Qualmax nor do they allege wrongdoing by Qualmax as a defense to claims against them by plaintiffs.  The Company is still investigating the claims against it, and the facts surrounding the claims against co-defendants, but that investigation is in its early stages and is incomplete.  Based on the limited information available to management at this point, management does not believe Qualmax or the Company is liable for any wrongdoing, act or omission, in relation to the litigation, and management believes that Qualmax is not properly a party to the litigation.  However, management does not have sufficient information to provide a meaningful assessment of all the facts and circumstances relating to the claims against Qualmax and co-defendants nor to determine how costly and time-consuming defense of the matter may be regardless of the merits of the Company’s defense.  In addition, the Company believes it has viable claims for indemnification and damages against co-defendants but has not yet formally raised those claims or made a full determination of their value or role in the litigation.

NOTE K –	REGULATORY MATTERS

The telecommunications industry is subject to federal, state and local regulation.  Any changes in the regulations or enforcement could impact the Company's ability to continue its current operations.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE L –	SUBSEQUENT EVENTS AND OTHER MATTERS

Term Loan and Repayment of Note Payable with B of A

On and effective March 30, 2007, we entered into a term loan and security agreement with P&S Spirit (the “P&S Loan”).  The principal amount of the P&S Loan is $1,000,000.  Monthly payments of interest only at two percent over the Wall Street Journal Prime Rate payable in arrears are due commencing on May 1, 2007.  The principal balance of the P&S Loan and any unpaid accrued interest thereon becomes due in full on January 2, 2009.  The P&S Loan includes certain covenants, including a financial reporting requirement which is due forty-five days after the close of a calendar quarter, and requirements that we maintain a ratio of current assets to current liabilities of at least 1.2 to 1 and a total liabilities to tangible net worth ratio not exceeding 2.5 to 1.

The P&S Loan also grants P&S Spirit a first position security interest with respect to all of the Company’s assets.  The P&S Loan is also backed by a guaranty by Qualmax (which, pending completion of the contemplated merger of Qualmax into the Company, holds a controlling interest in the Company), a security interest in the assets of Qualmax (consisting solely of 100 shares of series A convertible preferred stock of the Company, par value $0.01 per share, which stock is convertible into 298,673,634 shares of the Company’s common stock, par value $0.01 per share), and by the personal guaranty of M. David Kamrat, Chairman of the Board of Directors and Chief Executive Officer of the Company, and a director and executive officer of Qualmax.  M. David Kamrat’s personal Guaranty is limited to the sum of $1,000,000, although the guaranteed obligations include indemnification for certain claims against P&S Spirit relating to the P&S Loan.

The Loan proceeds were used by the Company to repay all outstanding principal, interest and fees due on our note payable with B of A (Note D), and to pay certain professional fees associated with preparation and negotiation of the P&S Loan.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company

Credit facility with Pacific Continental Bank

The company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007.  The conditions of this agreement require the deposit of $250,000 with the bank as security for the services.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE L –	SUBSEQUENT EVENTS AND OTHER MATTERS (CONTINUED)

Amendment to Certificate of Incorporation

On January 31, 2007 we filed an Information Statement with the Securities and Exchange Commission on Schedule 14C, to provide information with respect to the approval of the actions set forth below that were approved by the board of directors of the Company and by written consent of the Company’s stockholders (the “Written Consent”) in lieu of a special meeting of stockholders:

ACTION ONE:  Approval of the amendment and restatement of our Certificate of Incorporation to: (i) increase our authorized number of shares of Common Stock by five hundred fifty million (550,000,000) shares; (ii) implement a staggered board of directors with three classes; and (iii) make such other changes to the
Certificate of Incorporation as are necessary and incidental to the foregoing (the “Charter Amendments”); and

ACTION TWO: Approval of the appointment of Noah R. Kamrat as a Class II director and the appointment of M. David Kamrat and Jacob Schorr, Ph.D. as Class III directors (the “Election of Directors”).

The Written Consent was executed by the holders of at least a majority of the issued and outstanding shares of (i) preferred stock, (ii) common stock and (iii) the issued and outstanding shares of capital stock of the Company entitled to vote on the matters set forth herein.  The actions approved by the Written Consent, if not revoked or terminated, will not become effective until twenty (20) calendar days after April 2, 2007, the date we first sent a definitive Information Statement to our stockholders.

NOTE M –	JOINT VENTURE WITH WORLD WIDE PIN PAYMENT, LLC

On February 1, 2006, Qualmax entered into an LLC unit purchase agreement to acquire 51 units of member interest in World Wide Pin Payment, LLC (“WPP”) (the joint venture “WPP-TPP LLC”), a Florida limited liability company engaged in the design and development of computer software systems, and entered into a related software license agreement with WPP-TPP LLC for the WPP-TPP LLC transaction platform.  The transaction involved a contingent assumption by Qualmax of the obligations of WPP-TPP LLC to perform under an Agreement of Co-operation with Siemens S.A.

On August 10, 2006, a lawsuit was filed against both WPP and Qualmax, alleging among other things that the intellectual property involved in the WPP software was in fact owned

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE M –	JOINT VENTURE WITH WORLD WIDE PIN PAYMENT, LLC (CONTINUED)

by third parties and that we lacked the legal right to use the software, and further that our involvement with WPP had damaged the third party owners of the software (see Note J, Commitments and Contingencies, under the heading “The Blackstone Litigation”).  As a result, the joint venture agreement with WPP, and all other related agreements were terminated (including without limitation any Agreement of Co-Operation with Siemens S.A., which was rescinded), and the joint venture dissolved, and each of WPP and the Company retained their respective assets previously used in connection with the joint venture.  We believe the Company has no further obligations relating to the joint venture, other than obligations that may arise in relation to the Blackstone Litigation.

NOTE N –	ASSET PURCHASE AGREEMENT, CAPITALIZATION OF WHOLLY-OWNED
SUBSIDIARY, AND ROYALTY PAYMENT AGREEMENT

Effective December 31, 2005, the Company acquired certain assets of BOS. The purchased assets were used to capitalize IP Gear, Ltd., an Israeli company and wholly-owned subsidiary of the Company.  The BOS purchase agreement called for certain contingent obligations affecting the Company, including: (i) a royalty initially equal to 4% of the sales generated by the IP Gear, Ltd. business (the “BOS Royalty”); (ii) a loan in the principal amount of $1 million (the “BOS Loan”); (iii) an outsourcing agreement by which BOS provided certain services to IP Gear, Ltd. during a period of transition (including, for example, office space, office equipment, and certain personnel) (the “Outsourcing Agreement”); and (iv) an obligation of BOS to pay certain third party royalties and related amounts on behalf of IP Gear, Ltd.

Payments of BOS Loan principal totaling $600,000 were made on June 30, 2006, and July 31, 2006, in the amounts of $350,000 and $250,000, respectively, by issuance of the stock of Qualmax.

Effective December 31, 2006, the entire remaining BOS Loan balance (including principal, interest, and any fees), the entire remaining obligation to pay the BOS Royalty, and all then-outstanding amounts payable under the Outsourcing Agreement or as reimbursement for payment of third party royalties, totaling $1,480,189, was repaid, retired and released by the issuance of 5.50652 shares of Preferred Stock (convertible into 16,446,544 shares of our common stock) at a common stock equivalent price (as-converted) of $.09 per share.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE O –	DEFINED CONTRIBUTION PLAN

In May 2005, we adopted a Savings Incentive Match Plan for Employees (SIMPLE) (the “Plan”) for the benefit of our employees who are reasonably expected to receive at least $5,000 in compensation during a calendar year.  We have elected to contribute to each eligible employee’s simple individual retirement account a matching contribution equal to the employee’s elective salary reduction contributions, up to a limit of three percent of the employee’s compensation for the calendar year.  Total expense for the years ended December 31, 2006 and 2005 was approximately $11,000 and $6,000, respectively.

NOTE P –	BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the years ended December 31, 2006 and 2005.  We are currently focused on three principal lines of businesses: (i) proprietary hardware, which is our VoIP technology development and equipment manufacturing subsidiary that is located in Israel, IP Gear, Ltd.; (ii) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business operated under the name "IP Gear"); and (iii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business operated under the name "IP Gear Connect".

	2006	2005
Net sales:
Wholesale carrier service	$11,230,284	$8,227,222
Resale hardware	6,307,644	9,810,314
Proprietary hardware	2,592,543	-
	20,130,471	18,037,536
Cost of sales:
Wholesale carrier service	10,382,726	7,411,035
Resale hardware	5,317,852	8,126,649
Proprietary hardware	2,190,874	-
	17,891,452	15,537,684

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE P –	BUSINESS SEGMENT REPORTING (CONTINUED)

	2006	2005
Gross profit:
Wholesale carrier service	847,558	1,683,665
Resale hardware	989,792	816,187
Proprietary hardware	401,669	-
	2,239,019	2,499,852
Sales, general and administrative expenses:
Wholesale carrier service	1,650,493	780,635
Resale hardware	1,113,611	1,077,946
Proprietary hardware	3,519,489	-
Unallocated corporate overhead	1,597,367	427,546
	7,880,960	2,286,127
Income (loss) from operations:
Wholesale carrier service	(802,935)	903,030
Resale hardware	(123,819)	(261,759)
Properietary hardware	(3,117,820)	-
Unallocated corporate overhead	(1,597,367)	(427,546)
	$(5,641,941)	$213,725

