Form 10QSB
period 2007-03-31
NEW WORLD BRANDS INC
filed 2007-05-21
CIK 799426

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the quarterly period ended March 31, 2007

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
(Issuer’s telephone numbe

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

INDEX

             Page
PART I                      FINANCIAL INFORMATION

Item 1.                        Financial Statements

    Condensed Consolidated Balance Sheets
    as of  March 31, 2007 (Unaudited) and December 31, 2006 ……............................................................................. 1

    Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 (Unaudited) and 2006 (Unaudited)…..................................................................... 2

    Condensed Consolidated Statements of Cash Flows
    for the three months ended March 31, 2007 (Unaudited)

PART II                     OTHER INFORMATION

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
as of March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Cash and Cash Equivalents	$1,773,002	$3,396,617
Accounts Receivable, net	1,973,649	1,496,865
Inventories, net	1,664,014	1,817,824
Other Current Assets	623,283	800,164
Current Assets	6,033,948	7,511,470

Property and Equipment	5,768,087	1,668,802
Other Assets	171,682	4,324,260
Long Term Assets	5,939,769	5,993,062

Total Assets	11,973,717	13,504,532

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	1,978,994	2,435,297
Other Current Liabilities	231,639	1,266,815
Current Liabilities	2,210,633	3,702,112

Long term Debt	1,152,071	175,147
Other Long term Liabilities	45,812	53,411
Long Term Liabilities	1,197,883	228,558

Preferred stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A Convertible Preferred Stock, 116.666974 shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares authorized, 200 shares authorized, 116.666974 shares issued and outstanding	1	1
Common Stock, $.01 par value, 50,000,000 shares authorized, 44,303,939 shares issued and outstanding	443,040	443,040
Paid In Capital	36,462,219	36,462,218
Retained Earnings	(27,290,841)	(21,807,406)
Current Year Income to Retained Earnings	(1,049,217)	(5,474,696)
Accrued Other Compensation - Translation	-	(49,295)
Shareholders’ Equity	8,565,202	9,573,862
Total Liabilities and Shareholders’ Equity	$11,973,717	$13,504,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
for the three months ended March 31, 2007 and 2006
 (Unaudited)

	March 31, 2006 (Unaudited)	March 31, 2007 (Unaudited)
Net Sales	$5,211,565	$4,676,758
Cost of Sales	4,618,530	3,962,095
Gross Profit	593,034	714,663
Sales, General and Administrative Expenses	(1,166,495)	(1,246,777)
Depreciation and Amortization	(341,672)	(675,568)
Interest Expense	(79,622)	(51,082)
Other Income and Expenses	78,454	209,847
Provision for Taxes	-	(300)
Net Loss	$(916,300)	$(1,049,217)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 2007 and 2006
(Unaudited)

	(Unaudited)	(Unaudited)
	2007	2006

Cashflow from Operations
Net Income	$(1,049,217)	$(916,300)
Adjustments to Net Income
Depreciation	123,793	91,942
Amortization	551,775	249,730
(Incr)Decr in Accounts Receivable	(260,500)	329,530
(Incr)Decr in Inventory	153,810	55,138
(Incr)Decr in Prepaid and Other Current Asset	(109,043)	(147,020)
(Incr)Decr in Accounts Payable	(418,384)	(28,821)
(Incr)Decr in Accrued and Other Liabilities	(35,004)	(125,066)
Total Cashflow from Operations	(1,042,771)	(490,869)

Investing Activities	(622,774)	(576,300)

Financing Activities	41,930	1,313,232

Net Change in Cashflow	(1,623,615)	246,063

Opening Cash	3,396,617	1,989,476

Closing Cash	1,773,002	2,235,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated unaudited interim financial statements of New World Brands, Inc. (the “Company,” “we,” “us,” or “our”) and IP Gear, Ltd. (the “Subsidiary”) were prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion and to the knowledge of management, the accompanying condensed consolidated unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) which, in the opinion of management and based upon management’s knowledge of the Company’s business operations during the period presented, are necessary to present fairly the Company’s financial position and cash flows for the period presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year.

As discussed in our Current Reports on Form 8-K, filed September 21, August 29, and June 23, 2006 and our Quarterly Report on Form 10-QSB, filed October 16, 2006, in June 2006, we decided to change our business plan by selling our wine and spirits business for the sum of $500,000 (the “Sale Transaction”), selling 7,500,000 shares of our common stock (the “Common Stock”) for $1,500,000 (the “Private Equity Investment”), and acquiring substantially all of the assets of Qualmax, Inc. (“Qualmax”) in exchange for shares of the Company’s Preferred Stock (the “Reverse Acquisition”). The Private Equity Investment was consummated on September 14, 2006, and the Sale Transaction and Reverse Acquisition were consummated on September 14 and 15, 2006, respectively. As a result of the Sale Transaction and Reverse Acquisition, the Company is no longer in the wine and spirits business, and the business formerly operated by Qualmax is now operated by the Company, meaning that New World Brands, Inc. is now a specialized IP communications solutions provider, equipment reseller, manufacturer and research and development company, and VoIP service provider, focused on the deployment of best of breed VoIP networks, virtual private networks, turnkey network design, wireless connectivity, and direct call traffic routing.

In furtherance of treating the Sale Transaction and Reverse Acquisition as a reverse acquisition for accounting purposes, the board of directors of the Company (the “Board”) and the board of directors of Qualmax (collectively, the “Boards”) have agreed that for accounting purposes they have treated the transactions as a reverse acquisition of Qualmax by the Company, and have since the time of the consummation, intended the transaction to ultimately result in a downstream merger of the Company and Qualmax, and, in furtherance thereof, the Boards have each determined that Qualmax will merge with and into the Company (the “Merger”), and in connection with the Merger, the separate corporate existence of Qualmax will cease.

The Boards agreed that certain events (the “Merger Events”) were required to occur in order to effectively consummate the transactions contemplated, including, without limitation,

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

certain amendments to the Certificate of Incorporation of the Company to, among other things, increase the authorized number of shares of Common Stock of the Company, the resultant conversion of the Preferred Stock into shares of the Company’s Common Stock, make any filings necessary to complete the Merger, and receive approval by the stockholders of the Company and Qualmax.

NOTE A –	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under the generally accepted accounting principles in the United States of America (“GAAP”), the acquisition of Qualmax has been accounted for as a reverse acquisition and Qualmax has been treated as the acquiring entity for accounting and financial reporting purposes.  As such, our consolidated financial statements will be presented as a continuation of the operations of Qualmax and not New World Brands, Inc..  Accordingly, the accompanying financial statements consist of the balance sheet of both the Company and Qualmax as of March 31, 2007 and December 31, 2006, and the results of operations of both the Company and Qualmax for the three months ended March 31, 2007 and March 31, 2006.  As a result of the Reverse Acquisition, the Company’s fiscal year changed from May 31 to December 31.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these financial statements be read in conjunction with the year-end and interim financial statements and notes thereto, and additional information included in our prior annual, quarterly and current reports on Forms 10-KSB, 10-QSB and 8-K, respectively, as filed with the SEC.

The accompanying condensed consolidated unaudited interim financial statements have been prepared in conformity with GAAP and contemplate continuation of the Company as a going concern. During the first quarter of 2007, during the fiscal year 2006, and in prior years, we incurred ongoing substantial losses and used cash from operating activities in 2006 and in prior years. These conditions raise substantial doubt about our ability to continue as a going concern without access to substantial additional capital or undertaking a restructuring or discontinuance of non-profitable business divisions or activities. These condensed consolidated unaudited interim financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Updated Recent Accounting Pronouncements

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value options is determined on an instrument by instrument basis should be applied to an entire instrument, and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. We are currently analyzing the potential impact of adoption of SFAS No. 159 on our consolidated financial statements.

NOTE B –	INVENTORIES

Inventories as of March 31, 2007 consisted of the following:

	Resale Hardware	Proprietary Hardware	Total
Raw materials	$-	$653,172	$653,172
Work-in progress	-	94,265	94,265
Finished goods	834,625	339,592	1,174,217
Total inventories	834,625	1,087,029	1,921,654
Less allowance for obsolete inventories	(105,975)	(151,665)	(257,640)
Inventories, net	$728,650	$935,365	$1,664,014

NOTE C –	NOTES PAYABLE

Loan from P & S Spirit

On and effective March 30, 2007, we entered into a term loan and security agreement with P&S Spirit (the “P&S Loan”).  The principal amount of the P&S Loan was $1,000,000.  Monthly payments of interest are only at two percent over the Wall Street Journal Prime Rate and are payable in arrears commencing on May 1, 2007.  The principal balance of the P&S Loan and any unpaid accrued interest thereon becomes due in full on January 2, 2009.  The P&S Loan includes certain covenants, including a financial reporting requirement which is due 45 days after the close of a calendar quarter, and requirements that we maintain a ratio of current assets to current liabilities of at least 1.2 to 1 and a total liabilities to tangible net worth ratio not

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

exceeding 2.5 to 1. For additional information concerning the P&S Loan Agreement, see the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2007.

The P&S Loan also grants P&S Spirit a first position security interest with respect to all of the Company’s assets.  The P&S Loan is also backed by a guaranty by Qualmax (which, pending completion of the contemplated merger of Qualmax into the Company, holds a controlling interest in the Company), a security interest in the assets of Qualmax (consisting solely of 100 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of the Company, par value $0.01 per share, which Preferred Stock was converted, effective April 24, 2007, upon the filing of the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, into 298,673,634 shares of the Company’s Common Stock, par value $0.01 per share), and by the personal guaranty of M. David Kamrat, Chairman of the Board and Chief Executive Officer of the Company, and a director and executive officer of Qualmax.  M. David Kamrat’s personal Guaranty is limited to the sum of $1,000,000, although the guaranteed obligations include indemnification for certain claims against P&S Spirit relating to the P&S Loan.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company

Total maturities of notes payable as of March 31, 2007 were as follows:

2007	$-
2008	1,000,000
Total notes payable	1,000,000

Notes payable, current portion	-

Notes payable, net of current portion	$1,000,000

There was no interest expense on this notes payable as they were acquired at the end of the fiscal period. For comparison, the interest expense the Company incurred on previous but similar loans was approximately $51,000 and $79,000 for the quarters ended March 31, 2007 and 2006, respectively.

NOTE D –	STOCKHOLDERS’ EQUITY

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for the three months ended March 31, 2007 and 2006 (rounded to the nearest thousand):

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Weighted average number of shares outstanding during the quarter ended March 31, 2006:
Basic (Common Stock)	39,044,000
Preferred Stock (as converted to Common Stock)	86,148,000
Total	125,192,000
Effect of dilutive securities
Common Stock - options and warrants	-
Preferred Stock - options and warrants	-
Total	-
Weighted average number of shares outstanding (diluted)	125,192,000
Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	4,478,000
Preferred Stock (as converted to Common Stock)	55,556,000
Total	60,034,000

Weighted average number of shares outstanding during the quarter ended March 31, 2007:
Basic (Common Stock)	39,043,665
Preferred Stock (as converted to Common Stock)	348,453,451
Total	387,497,116
Effect of dilutive securities
Common Stock - options and warrants	-
Preferred Stock - options and warrants	-
Total	-
Weighted average number of shares outstanding (diluted)	387,497,116
Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	5,495,000
Preferred Stock (as converted to Common Stock)	55,555,548
Total	61,050,548

NOTE E –	INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

NOTE F –	COMMITMENTS AND CONTINGENCIES

Credit facility with Pacific Continental Bank

The company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007.  The conditions of this agreement require the deposit of $250,000 with the bank as security for the services.

Former Employee Litigation

The lawsuit brought by a former employee of the Company, Fred Singer, relating to stock options and prior compensation, has been settled, the Company agreeing that the plaintiff, Mr. Singer, is the holder of options to purchase 70,000 shares of the Company’s Common Stock.

MPI Litigation

As a result of the Reverse Acquisition, the Company assumed the liabilities of Qualmax.  Qualmax was named as a defendant in certain litigation filed in France before the Trade Tribunal of Nanterre against B.O.S. Better Online Solutions Ltd. (“BOS”) by Media Partners International (“MPI,” and the “MPI Litigation”), a former distributor of BOS, whose contract with BOS allegedly related to certain distribution rights for the product division Qualmax purchased from BOS on December 31, 2005.  Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense.  The litigation remains in its early stages, and as last report from counsel, the French court had not yet made definitive rulings on defendant’s motion to change venue and jurisdiction from France to Israel.  Initial hearings on the motion for change of venue were concluded in February 2007; additional hearings were conducted in late April 2007; and a decision from the court as to venue is expected in September, 2007.  If venue is in fact moved to Israel, that decision may have a material impact on the plaintiff’s willingness to continue the litigation, due to increased expense, but the outcome of the venue hearings, and the impact of that outcome on plaintiff’s claims, is purely speculative at this point.  At present, based upon the limited progress of the matter and without the benefit of the completion of factual discovery, management believes this litigation does not pose a significant financial risk to the Company.

The Blackstone Litigation

Qualmax was named as a defendant in a lawsuit entitled Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, filed August 10, 2006.  The facts underlying the proceeding relate to a contract between defendant Worldwide PIN Payment Corp. (“WPP”) and

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

plaintiffs, and a third party, to plaintiffs’ allegations of misappropriation of trade secrets and corporate opportunity, and to claims that defendants, or some of them, tortiously interfered with plaintiffs’ contract with a third party.  Plaintiffs’ seek monetary damages.  Management believes it is not entirely clear from the pleadings filed to date whether plaintiffs claim that Qualmax misappropriated trade secrets, or tortiously interfered with a third party contract, or is liable under some other theory.

On March 29, 2007, the first deposition in this matter was conducted of a non-party witness who is one of the principal creators of certain intellectual property owned, or controlled, by WPP. The deposition will be continued, but a continuation has not been scheduled as of the time of filing of this Report.  The first formal discovery request was made by the Company on March 27, 2007, followed by a second request on April 10, 2007.  The Company has not yet been required to file any responsive pleadings, and has not provided materials responsive to the plaintiffs’ discovery requests.

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

NOTE G –	SUBSEQUENT EVENTS AND OTHER MATTERS

On March 20, 2007, the Company filed with the SEC a definitive Information Statement on Schedule 14C, providing information regarding approval of the following  two items that were approved by the Board and by written consent of the Company’s stockholders (the “Written Consent”), dated January 31, 2007, in lieu of a special meeting of stockholders: (i) amendment and restatement of our Certificate of Incorporation to: (a) increase our authorized number of shares of Common Stock by 550,000,000 million shares, $0.01 par value per share, and (b) implement a staggered Board with three classes; and (ii) the assignment of existing directors to staggered classes: Noah R. Kamrat as a Class II director and M. David Kamrat and Jacob Schorr, Ph.D. as Class III directors.

The Written Consent was executed by the holders of at least a majority of the issued and outstanding shares of (i) Preferred Stock; (ii) Common Stock; and (iii) the issued and outstanding shares of capital stock of the Company entitled to vote on such matters. The actions approved by

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Written Consent became effective April 20, 2007, 20 calendar days after April 2, 2007, the date we first sent a definitive Information Statement to our stockholders.

As a result of the approval of our Amended and Restated Certificate of Incorporation, filed with the SEC on April 30, 2007 on Form 8-K, all outstanding shares of Preferred Stock of the Company were converted to shares of Common Stock of the Company, at a ratio of 2,986,736 shares of Common Stock for each share of Preferred Stock. In addition, a staggered Board, divided into three classes, was created: (i) the initial term for Class I directors will expire at the 2007 annual meeting of stockholders; (ii) the initial term for Class II directors will expire at the 2008 annual meeting of stockholders; and (iii) the initial term for Class III directors will expire at the 2009 annual meeting of stockholders.

NOTE H –	BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the three month periods ended March 31, 2007 and 2006.  We are currently focused on three principal lines of businesses: (i) proprietary hardware, which is our VoIP technology development and equipment manufacturing subsidiary, IP Gear, Ltd., that is located in Israel; (ii) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business, which operates under the name “IP Gear”); and (iii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business, which operates under the name “IP Gear Connect.”

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales:
Wholesale carrier service	$2,870,997	$2,633,712
Resale hardware	1,127,874	1,968,782
Proprietary hardware	677,887	609,070
	4,676,758	5,211,565
Cost of sales:
Wholesale carrier service	2,409,462	2,439,245
Resale hardware	1,038,762	1,795,323
Proprietary hardware	513,872	383,962
	3,962,095	4,618,530
Gross profit:
Wholesale carrier service	461,535	194,468
Resale hardware	89,112	173,459
Proprietary hardware	164,015	225,108
	714,663	593,034

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

References in this Quarterly Report on Form 10-QSB (the “Report”) to the “Company,” “we,” “us,” “our” and similar words are to New World Brands, Inc., and its subsidiary IP Gear, Ltd. (“IP Gear, Ltd.”), commencing with the acquisition of Qualmax, Inc., a Delaware corporation (“Qualmax”), and, with respect to prior historical financial information, to Qualmax.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial operations.  This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein, and with our Form 10-KSB filed with the Securities Exchange Commission (the “SEC”) on April 17, 2007, and our other prior filings with the SEC.

We entered into a transaction with Qualmax on September 15, 2006, discussed in more detail below, that constituted a substantial change in our business, from wine and spirits distribution to telecommunications technology development, sales and services.  We therefore recommend that you review with particular attention our filings with the SEC from June 2006 forward, including without limitation our Quarterly Report on Form 10-QSB filed with the SEC on November 20, 2006 and our Annual Report on Form 10-KSB filed with the SEC on April 17, 2007 (the “2006 10-KSB”), which describes the change in our business and related recent activities).

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

The Company has a short operating history and is operating in a rapidly changing industry environment, and our ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain.  While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors that could have a material adverse affect on the operations and future prospects of the Company include those factors discussed in our 2006 10-KSB under Item 1, “Description of Business – Certain Risk Factors,” and other factors set forth in this Report, and in our other SEC filings, including, without limitation, the following:


a downturn in the market for, or supply of, our core products and services, could reduce revenue and gross profit margin by placing downward pressure on prices and sales volume, and we may not accurately anticipate changing supply and demand conditions;

	we have a very limited backlog, or “pipeline,” of product and services sales, exposing future revenues and profits to fluctuations and risks of supply interruptions or rapid declines in demand;


we have recurring quarterly and annual losses and continuing negative cash flow, which are likely to continue, and very limited cash reserves, requiring us to either raise substantial additional capital or substantially reduce costs relative to gross margins;

	we may not be able to raise necessary additional capital, and may not be able to reduce costs sufficiently to reverse our negative cash flow, absent additional capital;

	if we are successful in raising additional capital, it will likely dilute current shareholders’ ownership;
	we may not be able to effectively contain corporate overhead and other costs, including the costs of operating a public company, relative to our profits and cash;

	if we are forced to restructure to contain costs, we may lose enterprise value and lose time to market for our proprietary products; and
	changes in laws or regulations, or regulatory practices, in the U.S. and internationally, may increase our costs or prohibit entry into some areas of business.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made.  Actual results may differ materially from those included in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

Brief Company History, Reverse Acquisition

New World Brands, Inc. was incorporated in Delaware in May 1986 under the name Oak Tree Construction Computers, Inc.  From 1986 through 1990, we were engaged in the sale of computer systems for the construction industry.  For a number of years thereafter, we were inactive.  In August 1994, the Company changed its name to Oak Tree Medical Systems, Inc.  From January 1995 through May 2000, we were engaged in the business of operating and managing physical care centers and related medical practices.  In October 2001, the Company and its subsidiary, Oak Tree Spirits, Inc., entered into a merger agreement with International Importers, Inc. (“Importers”) and its stockholders whereby Importers merged with and into the Company, and the Company’s business changed direction to wine and spirits distribution.  In conjunction with this change in business direction, in December 2001, we changed our name to New World Brands, Inc.

On September 15, 2006, we sold our subsidiary Importers and acquired, by way of reverse acquisition, all of the assets and assumed all of the liabilities of Qualmax (the “Reverse Acquisition”).  The Reverse Acquisition marked a change in direction for our business, away from wine and spirits distribution, to the VoIP technology industry. The Reverse Acquisition was accounted for as a reverse acquisition, with Qualmax being the accounting acquiring party.  The accounting rules for reverse acquisitions require that beginning with the date of the transaction, September 15, 2006, our balance sheet had to include the assets and liabilities of Qualmax, and our equity accounts had to be recapitalized to reflect the net equity of New World Brands, Inc.  Our historical operating results will be the operating results of Qualmax.  In conjunction with the Reverse Acquisition, in September 2006, we moved our headquarters from Florida to Eugene, Oregon, where we base all our operations other than the IP Gear, Ltd. technology development division, which is based in Yokneam, Israel.

Overview of Business

We are a telecommunications research and development (“R&D”), sales, and service company, focusing on products and services utilizing Voice over Internet Protocol (“VoIP”) technology.  As Qualmax, we were founded in 2002 as a reseller of VoIP-related telecommunications equipment, primarily selling products from companies such as Cisco Systems and Quintum, and as a reseller of VoIP telephony service, primarily selling to telecom service providers.  Since that time we have expanded beyond our reseller businesses, and as a result of the acquisition in December 2005 of a VoIP technology R&D division based in Israel, which we have re-branded under the name IP Gear, Ltd., we now develop, manufacture, and sell our own line of VoIP technology products, as well as resell other VoIP-related products and services.

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

“IP networks” are telecommunication systems (consisting of transmission lines or devices, and components including gateways, routers, switches, and servers) by which a number of computers are connected together for the purpose of communicating and sharing data and/or software applications. The fundamental equipment components of IP networks, and the products we sell, include: “gateways,” enabling access to IP networks as a translation unit between disparate telecommunications networks; “routers and switches,” to direct data traffic on, to and from IP networks; and “servers,” computers that operate IP communications software applications, process and store data traversing IP networks, and provide computing functions to other computers.

“IP Telephony” uses an IP network to perform voice communications that have traditionally been conducted by conventional private branch exchange (“PBX”) telephone systems, or “key systems” primarily used in smaller systems, used by enterprises and by the public switched telephone network (the “PSTN”).  IP telephony uses IP network infrastructure, such as a local area network (“LAN”) or a wide area network (“WAN”), to replace the telephony functions performed by an organization’s PBX telephone system.  “IP communications” is a term generally used to describe data, voice and video communications using an IP network. “Convergence” is a term generally used to describe the manner in which voice and video communications technology is converging with data communications technology onto the IP network.

Three Current Lines of Business

We are currently focused on three principal lines of business: (i) VoIP technology development and equipment manufacturing; (ii) resale and distribution of VoIP and other telephony equipment, and related professional services; and (iii) telephony service resale and direct call routing.

Our VoIP and GSM equipment development and manufacturing business is operated by our Company’s wholly owned subsidiary IP Gear, Ltd., based in Yokneam, Israel.  The IP Gear, Ltd. product line is composed of two distinct groups: VoIP products branded, as the “Claro” line, and cellular GSM products, branded as the “Quasar” line.  Additional information about our Claro and Quasar product lines, and about IP Gear, Ltd. in general, can be found on our website at www.ipgear.net.

Our VoIP-related telecommunications equipment resale business is operated by our U.S. division named “IP Gear,” and our wholesale international VoIP service business is operated by our U.S. division named “IP Gear Connect.”  Both IP Gear and IP Gear Connect are based in Eugene, Oregon.

Employees

As of March 31, 2007, we had 31 full-time employees and 2 part-time employees based at our Eugene, Oregon headquarters (including outside sales staff reporting to management in Eugene), and we had 24 full time and no part-time employees based at our IP Gear, Ltd. subsidiary’s primary facility in Yokneam, Israel.  We consider our employee relationships to be good.  None of our employees are members of a labor union, and we have never experienced a work stoppage.

Recent Developments

Bank of America Loan Repayment.

Qualmax entered into a loan agreement with Bank of America, N.A., (“BoA”) on April 20, 2005 in the original principal amount of $2,000,000 (the “BoA Loan”).  Effective September 15, 2006, the BoA Loan agreement was modified for an adjusted principal amount of $984,323 and an extended maturity date of March 31, 2007, with interest on the principal amount at 3% over BoA’s Prime Rate.  The BoA Loan was in the name of Qualmax, guaranteed by the Company and personally by M. David Kamrat, and it was secured by a pledge of all the Company’s stock owned by Qualmax.  BoA declined to extend the BoA Loan maturity date beyond March 31, 2007, and therefore, the Company secured substitute financing in the form of the P&S Loan Agreement, discussed below under “P&S Spirit Loan,” and it repaid all outstanding BoA Loan principal, interest and fees on March 30, 2007.  Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2007, for additional information concerning repayment of the BoA Loan and the transactions entered into in connection therewith.

P&S Spirit Loan.

On and effective March 30, 2007, the Company entered into a Term Loan and Security Agreement (the “P&S Loan Agreement,” and the debt obligation pursuant thereto, the “P&S Loan”) with P&S Spirit.  The principal amount of the P&S Loan is $1,000,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal); consecutive monthly payments of interest only (payable in arrears) are required commencing May 1, 2007; and all unpaid principal, interest and charges are due upon the maturity date of January 2, 2009.  Principal may be prepaid without penalty.  Upon default, the entire P&S Loan amount (including accrued unpaid interest and any fees) would be accelerated, and the Company would be required to pay any costs of collection. The P&S Loan Agreement includes certain affirmative covenants, including, without limitation, a financial reporting requirement, and a minimum ratio of assets to liabilities.  Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2007, for additional information concerning the P&S Loan Agreement.

The P&S Loan proceeds have been used by the Company to repay all outstanding principal, interest and fees payable to BoA, and to pay certain professional fees associated with preparation and negotiation of the P&S Loan Agreement.

The principals of P&S Spirit include Dr. Selvin Passen, who is a shareholder of the Company, as well as a former director of the Company and its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

Results of Operations

Company-wide revenue and cost of goods.

Company-wide (referring to the Company’s three principal lines of business) revenue and cost of goods for the quarter ended March 31, 2006 and quarter ended March 31, 2007 were as follows:

Company-Wide	3 Months Ended March 31, 2006	3 Months Ended March 31, 2007	Change
Revenue	$5,211,565	$4,676,758	(10.3%)
Cost of Goods	$4,618,530	$3,962,095	(14.2%)
Gross Margin	11.4%	15.3%
Gross Profit	$593,034	$714,663	20.5%

Our company-wide gross profit was higher in the first quarter of 2007 than in the first quarter of 2006, despite lower revenues in the first quarter of 2007.  The following table shows the portion of company-wide revenue, cost of goods and gross profit attributable to each of our three business divisions during the first quarter of 2007:

3 Months Ending March 31, 2007	IP Gear, Ltd. (Israel)	IP Gear (U.S.)	IP Gear Connect
Portion of Company-Wide Revenue	14.5%	24.1%	61.4%
Portion of Company-Wide Cost of Goods	13.0%	26.2%	60.8%
Portion of Company-Wide Gross Profit	22.9%	12.5%	64.6%

The following discussion of gross profit on a per-business line basis provides additional information regarding each line’s performance.

We note that our quarterly revenue and cost figures are unaudited and preliminary.  We have implemented financial reporting tools to accurately segregate revenue and costs on a divisional and quarterly basis beginning in the fourth quarter of 2006.  However, those tools were not in use during the first three quarters of 2006, and therefore the quarterly and divisional figures for the period during 2006 reflect certain allocations and assumptions, and are potentially inaccurate, but are consistent with our audited 2006 consolidated financial statements.

IP Gear, Ltd. (Israel) Division Revenue and Cost of Goods.

Revenue and cost of goods for the IP Gear, Ltd. division (VoIP equipment development and manufacture) for the quarter ended March 31, 2006 and quarter ended March 31, 2007 were as follows:

IP Gear, Ltd.	3 Months Ended March 31, 2006	3 Months Ended March 31, 2007	Change
Revenue	$609,070	$677,887	11.3%
Cost of Goods	$383,962	$513,872	33.8%
Gross Margin	37.0%	24.2%
Gross Profit	$225,108	$164,015	(27.1%)

The quarter-to-quarter revenue increase in the IP Gear, Ltd. division was primarily attributable to the addition of U.S.-based sales (14.8%, or $100,327, during the first quarter of 2007, compared to none for the first quarter of 2006).

The decrease in gross margin reflects an increased portion of the division’s revenues resulting from sales of lower margin GSM products (as opposed to the higher margin Claro products), and increased discounts to develop new distribution and reseller accounts and displace competition.  Given our relatively short history of operating IP Gear, Ltd., and modest sales volume in the division, we cannot predict whether we will be required to offer further or additional discounts in order to gain or maintain market share.

In addition, both revenues and margins have been limited by recurring delays in completion of next-generation, lower cost, products.  Product development is discussed in greater detail below under “IP Gear, Ltd. Product and Market Development.”

Product development and pricing competition are intense in the telecom equipment industry.  The success of our current business plan for the IP Gear, Ltd. division depends upon our ability to maintain and improve a state of the art R&D team.  In addition, product sales growth will require additional capital to fund what we hope will be a growing sales and inventory pipeline.  The Company’s current cash flows (including cash flows from other divisions) will not be adequate in the near term both to cover IP Gear, Ltd.’s R&D, sales and general and administrative costs, and to finance growing inventory as product sales expand.  IP Gear, Ltd. will require substantial additional capital to achieve its R&D and market penetration goals.  Our capital needs and financial alternatives are discussed in greater detail below under “Liquidity and Capital Resources – Need for additional capital, cost reductions.”

IP Gear, Ltd. Product and Market Development.

During the first quarter of 2007, we continued to pursue three major R&D initiatives, designed to enhance product features and functions, and decrease production costs: (1) redesign of the Claro product line, potentially including combining of Claro and Quasar functionality; (2) improvement of SIP proxy software; (3) completion of 4 port GSM card development.  Subject to adequate operational capital, we expect all three products to be ready for initial release this year, but we have experienced recurring delays in outsourcing certain manufacturing operations, and in new product development, during the first quarter of 2007, and additional delays may occur.

We have continued our gradual transition to outsourcing manufacturing of more of our components, and in some cases manufacturing of finished products.  We made limited progress in this area during the quarter as a result of slower sales volume, product design challenges, and challenges in identifying and qualifying suitable outsource manufacturers and component providers.

We have continued our U.S.-based effort to build distribution channels in North and South America.  During the quarter ended March 31, 2007, we have executed additional contracts with North American distributors and resellers, and have slightly increased sales to distributors and resellers, as well as to a small number of end users, in North America.  For the first quarter of 2007, sales in the Americas accounted for 14.8% of total IP Gear, Ltd. division sales, as opposed to zero for the first quarter of 2006. However, penetration of this new market for our products has been slow and is expect to grow slowly during the next year.   Constraints on resources for developing sales channels in the Americas, and for developing product enhancements specific to our new markets, have limited our ability to address all available opportunities.

IP Gear (U.S.) Division Revenue and Cost of Goods.

Revenue and cost of goods for the IP Gear division (equipment reseller and refurbisher) for the quarter ended March 31, 2006 and quarter ended March 31, 2007 were as follows:

IP Gear	3 Months Ended March 31, 2006	3 Months Ended March 31, 2007	Change
Revenue	$1,968,782	$1,127,874	(42.7%)
Cost of Goods	$1,795,323	$1,038,762	(42.1%)
Gross Margin	8.8%	7.9%
Gross Profit	$173,459	$89,112	(48.6%)

In the first quarter of 2007, we experienced a substantial decrease in revenue and gross profit margin in our U.S.-based equipment reseller business, compared to the first quarter of 2006.  We believe that margins in the VoIP equipment sales business have been decreasing throughout the market, not just in our Company, and that our results reflect in large part a tightening market for our core products (VoIP access servers and related equipment, particularly Cisco and Quintum products).  In addition, we have reduced prices in some circumstances in order to stimulate sales of otherwise potentially slow moving inventory.

We do not see current downward price pressure as a temporary trend in the market for our core products.  We are attempting to improve revenues and margins in this division diversifying our core product line, building closer relationships with key manufacturers, and seeking additional supplier opportunities with IP telecommunications carriers expanding into foreign markets.  We also continue to devote more than 50% of our U.S.-based sales, marketing, and management efforts to our proprietary IP Gear, Ltd. product line.

If gross margin for the IP Gear division continues at less than 10% - 15%, we will have to reevaluate the viability of our current value added reseller (“VAR”) business model, particularly the viability of product types and sales volumes.  But given the relatively small amount of infrastructure investment and receivables or inventory financing necessary to continue, and gradually expand, our VAR business, and given the added value of cross-over between VAR sales and IP Gear, Ltd. sales, we intend to continue this business if it can again achieve adequate gross margins.

IP Gear Connect Division Revenue and Cost of Goods.

Revenue and cost of goods for the IP Gear Connect division (wholesale VoIP services) for the quarter ended March 31, 2006 and quarter ended March 31, 2007 were as follows:

IP Gear Connect	3 Months Ended March 31, 2006	3 Months Ended March 31, 2007	Change
Revenue	$2,633,712	$2,870,997	9.0%
Cost of Goods	$2,439,245	$2,409,462	(1.2%)
Gross Margin	7.4%	16.1%
Gross Profit	$194,468	$461,535	137%

The relatively flat quarter-to-quarter revenue levels in the IP Gear Connect division resulted in large part from limitations placed on our service capacity by our legacy equipment and technology.  We have been implementing a switching equipment upgrade that could potentially increase our capacity by up to ten times, and we continue to believe that our migration to new, larger capacity switching technology will be substantially completed by the end of the third fiscal quarter of 2007, and we will then be in a position to begin to leverage our infrastructure investment.  However, until that time we will continue to face technical limitations on revenue growth in this division.

The quarter-to-quarter increase in gross profit resulted primarily from our focus on higher margin niche markets and longer-term vendor relationships.  Our increased selectivity in this area has also slowed revenue growth to some degree.  The focus on niche markets increases our reliance on a limited number of small telecom carriers operating in foreign countries, whose service may be prone to interruption, and may only be replaced at substantially higher prices or lower quality.  Our current plan for the IP Gear Connect division is to continue to pursue higher gross margin VoIP termination routes from a diversified group of vendors at a revenue growth rate we are able to maintain and finance.

Total Company expenses.

Total Company expenses (sales, marketing, general and administrative) for the quarter ended March 31, 2006 and quarter ended March 31, 2007 were as follows:

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2007	Change
Total Expenses	$1,166,495	$1,246,777	6.9%

We believe the increase in total expenses is due to the following factors, among others:

	increased internal sales and marketing expenses relating to the IP Gear, Ltd. division and to turnover at key sales and management positions;


increased personnel expenses relating to the Company’s implementation of a new accounting and customer relationship management (“CRM”) software system and related controls and procedures, addition or replacement of key personnel and staff);

	increased accounting fees relating to a change in accountant, and increased legal fees relating to a change in law firms;

	increased legal expenses relating to Federal Communications Commission (the “FCC”) regulatory changes/compliance and various other matters.

Interest.

Interest expense decreased to $51,082 for the quarter ended March 31, 2007 from $79,622 for the quarter ended March 31, 2006.  The increase is due to reduction in the principal amount of the BoA Loan.

Amortization and Depreciation.

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2007	Change
Depreciation	$91,942	$123,793	26%
Amortization	$249,730	$551,775	121%

Increased depreciation and amortization has resulted from a substantial increase in capital expenditures for equipment, facilities and technology.  The increase in depreciation reflects acquisition of equipment during 2006 for our operations, rather than the replacement of fully depreciated equipment.  The increase in amortization is due to increased capital investment in R&D during the first quarter of 2007 as compared to the first quarter of 2006.  In addition, we calculated amortization in the first quarter of 2006 over a four year schedule as opposed to the three year schedule used since the third quarter of 2006.

Net Loss.

The above factors contributed to a net loss before taxes of ($1,049,217) for the quarter ended March 31, 2007 as compared to net loss before taxes of ($916,300) for the quarter ended March 31, 2006.

Liquidity and Capital Resources

We have recurring quarterly net losses and had cash used in operations in the quarter ended March 31, 2007 of ($1,042,771).  We had positive working capital of $3,823,316 at March 31, 2007.  Management believes the Company will have sufficient liquid resources to continue business during fiscal 2007, subject to sales and gross profit results and subject to management’s ability to adjust overhead and other costs of operations, and to restructure unprofitable business operations, as may be necessary to meet changing cash flow needs in the future.

Capital expenditures.

Total capital expenditures for the quarter ended March 31, 2007 and the quarter ended March 31, 2006 were as follows:

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2007	Change
Capital Expenditures	$405,679	$604,004	49%

Of the $604,004 in capital expenditures for the first quarter of 2007, $435,462 consisted of R&D costs relating to development of our Claro software, and the remainder consisted of telecom equipment relating to our VoIP services division, and to office computers, furnishings and the like.  The increase in capital expenditures from March 31, 2006 to March 31, 2007 is due to the following factors:

	expansion and improvement of the Company’s VoIP network equipment, including equipment based at the Company’s primary network operations center in Eugene, Oregon; and

	R&D costs, primarily at IP Gear, Ltd.’s facility in Israel, but including some R&D activities funded directly by IP Gear in the U.S., for the development of IP Gear, Ltd. technology.

Net cash provided by equity-based financing activities did not change during the quarter ended March 31, 2007, as compared to an increase of $1,000,000 during the quarter ended March 31, 2006 due to sales of our securities to Dr. Passen and related entities during the quarter ended March 31, 2006.  Net cash provided by debt-based financing activities increased during the quarter ended March 31, 2007 by approximately $50,000, and during the quarter ended March 31, 2006, increased by approximately $15,000 due to fluctuations in the BoA Loan principal amount during the first quarter of 2006 due to and refinancing of the BoA Loan during the first quarter of 2007.
Need for additional capital, cost reductions.

We had continuing negative cash flow from operating activities during the quarter ended March 31, 2007, and we expect those operating losses and negative cash flow to continue.  The amount of our future cash needs may vary greatly depending on management decisions during the second quarter of 2007.  As a result, and in light of our limited cash reserves (our cash balance as of March 31, 2007 was $1,773,002, and as of April 30, 2007 was $1,148,084), we will continue to rely on borrowings and sales of equity securities to fund operations under our current business model, or we will have to change that model to reduce costs.

Since January 2006, we have financed our increased R&D and manufacturing expenses resulting from our acquisition of IP Gear, Ltd., and our increased corporate overhead resulting from our status as a publicly traded company, primarily by sales of equity securities to Dr. Selvin Passen and Dr. Jacob Schorr or their affiliates.  As discussed in our 2006 10-KSB, Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities – P&S Spirit Share Purchase,” P&S Spirit is required to invest up to an additional $2,000,000 in the Company (consisting of two tranches, each in the amount of $1,000,000 (“Tranche 2” and “Tranche 3”)), but the Company must achieve certain earnings before interest, taxes, depreciation, and amortization (“EBITDA”) targets in order to receive Tranches 2 and 3.  Based on preliminary information management believes it is unlikely that the Company will reach the Tranche 2 EBITDA target at the end of the second quarter of 2007, or the Tranche 3 target at the end of the third quarter of 2007.

It is unlikely that we will be able to secure capital other than from P&S Spirit or other affiliates of the Company within the timeframe necessary to meet the cash needs of our current business operations.  Therefore, if Tranches 2 and 3 of the P&S Spirit subscription are not available on an accelerated basis, we will be required to aggressively restructure unprofitable or speculative business operations in an attempt to reduce costs relative to revenue.  However, management has determined that in light of (1) the pace of product development and other changes relating to our IP Gear, Ltd. Division; (2) the declining gross margin in our VAR division; and (3) the improving margin and underutilized potential for increased revenue in our IP Gear Connect service division, it is necessary to restructure our business operations in any event, at any level of capitalization.

How we restructure our business operations will depend on the Company’s near-term capitalization.  If we determine that the Company will have access to the substantial amount of capital necessary to aggressively expand our product development, manufacturing and marketing efforts, we may restructure our IP Gear, Ltd. division and related U.S.-based sales efforts for rapid growth and expansion.  If we determine that we will not have access to adequate capital, we will restructure our operations for cost savings and short term profitability, potentially to the detriment of current R&D efforts.  The timing of any restructuring efforts will also depend on capitalization.  If we secure access to substantial capital in the second quarter of 2007, we may be able to implement changes supporting rapid growth gradually, with ample time to respond to actual results.  If we cannot access adequate capital on acceptable terms, we will need to restructure for positive cash flow aggressively and immediately.

Restructuring of our IP Gear VAR business and IP Gear Connect VoIP service business is not likely to be driven by capitalization.  Regardless of available capital, we intend to pursue the following: (i) in our VAR business we will seek to diversify or replace elements of our core product line, and add or replace equipment manufacturers and suppliers, to improve gross margin and to improve our sales and marketing efforts; and (ii) in our service business, we intend to complete implantation of new technology and equipment, and related management and technical infrastructure.

Technology

Our balance sheet reflects a carrying value for our Claro software technology.  As of December 31, 2006, our balance sheet reflected a value for the Claro technology of $5,894,827, before amortization.  As a result of capitalized R&D increases during the first quarter of 2007, our balance sheet as of March 31, 2007 reflected a Claro software value of $6,330,289 before amortization.

Item 3.                                CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we have evaluated under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures are reasonably effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As a result of the Reverse Acquisition, the Company’s former controls and procedures have been replaced with those formerly of Qualmax, and this Item 3 describes evaluation and operation of the controls and procedures formerly of Qualmax.  There has been no change in our internal controls over financial reporting during the period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II  -  OTHER INFORMATION

Item 1.                                LEGAL PROCEEDINGS

Former Employee Litigation

The lawsuit brought by a former employee of the Company, Fred Singer, relating to stock options and prior compensation, has been settled, the Company agreeing that the plaintiff, Mr. Singer, is the holder of options to purchase 70,000 shares of the Company’s Common Stock.

MPI Litigation

As a result of the Reverse Acquisition, the Company assumed the liabilities of Qualmax.  Qualmax was named as a defendant in certain litigation filed in France before the Trade Tribunal of Nanterre against B.O.S. Better Online Solutions Ltd. (“BOS”) by Media Partners International (“MPI,” and the “MPI Litigation”), a former distributor of BOS, whose contract with BOS allegedly related to certain distribution rights for the product division Qualmax purchased from BOS on December 31, 2005.  Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense.  The litigation remains in its early stages, and as last report from counsel, the French court had not yet made definitive rulings on defendant’s motion to change venue and jurisdiction from France to Israel.  Initial hearings on the motion for change of venue were concluded in February 2007; additional hearings were conducted in late April 2007; and a decision from the court as to venue is expected in September, 2007.  If venue is in fact moved to Israel, that decision may have a material impact on the plaintiff’s willingness to continue the litigation, due to increased expense, but the outcome of the venue hearings, and the impact of that outcome on plaintiff’s claims, is purely speculative at this point.  At present, based upon the limited progress of the matter and without the benefit of the completion of factual discovery, management believes this litigation does not pose a significant financial risk to the Company.

The Blackstone Litigation

Qualmax was named as a defendant in a lawsuit entitled Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, filed August 10, 2006.  The facts underlying the proceeding relate to a contract between defendant Worldwide PIN Payment Corp. (“WPP”) and plaintiffs, and a third party, to plaintiffs’ allegations of misappropriation of trade secrets and corporate opportunity, and to claims that defendants, or some of them, tortiously interfered with plaintiffs’ contract with a third party.  Plaintiffs’ seek monetary damages.  Management believes it is not entirely clear from the pleadings filed to date whether plaintiffs claim that Qualmax misappropriated trade secrets, or tortiously interfered with a third party contract, or is liable under some other theory.

On March 29, 2007, the first deposition in this matter was conducted of a non-party witness who is one of the principal creators of certain intellectual property owned, or controlled, by WPP. The deposition will be continued, but a continuation has not been scheduled as of the time of filing of this Report.  The first formal discovery request was made by the Company on March 27, 2007, followed by a second request on April 10, 2007.  The Company has not yet been required to file any responsive pleadings, and has not provided materials responsive to the plaintiffs’ discovery requests.

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

Not applicable.

Item 3.                                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.                                OTHER INFORMATION

Not applicable.

Item 6.                                EXHIBITS

3.1	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (A)

3.2	Amended and Restated Certificate of Incorporation of New World Brands, Inc. (E)

10.1	Amended and Restated Stock Subscription and Share Transfer Agreement, dated as of December 29, 2006, by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat and Noah Kamrat (A)

10.2	Amended and Restated Escrow Agreement dated as of December 29, 2006 by and among New World Brands, Inc., P&S Spirit, LLC and the Escrow Agent (A)

10.3	Amended and Restated Lock-Up Agreement dated as of December 29, 2006 by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat, Noah Kamrat and certain other stockholders party thereto (A)

10.4	Amended and Restated Voting Agreement dated as of December 29, 2006 by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat, Noah Kamrat and certain other stockholders party thereto (A)

10.5	Form of Warrant Agreement dated as of December 29, 2006 (A)

10.6	Letter Agreement among New World Brands, Inc., Qualmax, Inc., IP Gear, Ltd., P&S Spirit, LLC and B.O.S. Better Online Solutions Ltd., dated December 31, 2006 (B)

10.7	Term Loan and Security Agreement, dated as of March 30, 2007, by and among New World Brands, Inc. and P&S Spirit, LLC (D)

10.8	Term Note, dated as of March 30, 2007, by and among New World Brands, Inc. and P&S Spirit, LLC (D)

10.9	Guaranty by Qualmax, Inc., dated as of March 30, 2007, by and among Qualmax, Inc. and P&S Spirit, LLC (D)

10.10	Limited Guaranty, dated as of March 30, 2007, by and among M. David Kamrat and P&S Spirit, LLC (D)

10.11 Collateral Pledge Agreement, dated as of March 30, 2007, by and among Qualmax, Inc. and P&S Spirit, LLC (D)

16.1	Letter from Salberg & Company, P.A., dated March 13, 2007 regarding a change in certifying accountant (C)

31.1*      Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*      Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________________

*           Filed herewith.

(A)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on January 8, 2007 and incorporated herein by reference.
(B)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on January 10, 2007 and incorporated herein by reference.
(C)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on March 14, 2007 and incorporated herein by reference.
(D)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on April 4, 2007 and incorporated herein by reference.
(E)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on April 30, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       NEW WORLD BRANDS, INC.

Dated:  May 21, 2007                                                                                          By: /s/ M. David Kamrat
                      M. David Kamrat
                      Chief Executive Officer and Chairman of the Board

Dated:  May 21, 2007                                                                                          By: /s/ Shehryar Wahid
                      Shehryar Wahid
                      Chief Financial Officer