Form 10QSB
period 2007-06-30
NEW WORLD BRANDS INC
filed 2007-08-20
CIK 799426

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: The issuer had 420,786,784 shares of Common Stock, $0.01 par value, outstanding as of August 17, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ___  No   X

INDEX

                                       Page
PART I                   FINANCIAL INFORMATION

Item 1.                     Financial Statements                                                              2

Condensed Consolidated Balance Sheets
as of  June 30, 2007 (Unaudited) and December 31, 2006                                          2

Condensed Consolidated Statements of Operations for the Three
Months Ended June 30, 2007 (Unaudited) and 2006 (Unaudited)                                    3

Condensed Consolidated Statements of Operations for the Six
Months Ended June 30, 2007 (Unaudited) and 2006 (Unaudited)                                   4

Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2007 (Unaudited)
and 2006 (Unaudited)                                                                                                                                            5

Notes to Condensed Consolidated Financial Statements (Unaudited)                                 6

Item 2.                   Management’s Discussion and Analysis or Plan of Operation                                    17

Item 3.                   Controls and Procedures                                                             33

PART II                 OTHER INFORMATION

Item 1.                   Legal Proceedings                                                                33

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds                                       35

Item 3.                   Defaults Upon Senior Securities                                                        35

Item 4.                   Submission of Matters to a Vote of Security Holders                                                                    35

Item 5.                    Other Information                                                                35

Item 6.                     Exhibits                                                                                                                                             35

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2007 (Unaudited)
June 30, 2007
(Unaudited)
Assets
Cash and Cash Equivalents	$1,419,038
Accounts Receivable, net	1,341,222
Inventories, net	2,376,072
Assets Held for Sale	2,566,475
Other Current Assets	544,775
Total Current Assets	6,433,315

Property and Equipment, net	1,459,764
Other Assets	100,000
Total Long-Term Assets	1,559,764

Total Assets	7,993,079

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	1,135,730
Other Current Liabilities	218,329
Total Current Liabilities	1,354,060

Long-Term Debt	1,103,942
Other Long-Term Liabilities	96,520
Total Long-Term Liabilities	1,200,462

Preferred Stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A Convertible Preferred Stock;
Series A Convertible Preferred Stock, $0.01 par value, 200 shares authorized, 0 shares issued and outstanding on June 30, 2007	-

Common Stock, $.01 par value, 600,000,000 shares and 50,000,000 shares authorized, 420,786,784 shares issued and outstanding on June 30, 2007	4,207,868
Paid-In Capital	33,583,486
Accumulated Deficit	(32,303,501)

Accumulated Other Comprehensive Loss	(49,295)
Shareholders’ Equity	5,438,557

Total Liabilities and Shareholders’ Equity	$7,993,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
for the Three Months Ended June 30, 2007 and 2006
 (Unaudited)

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Net Sales	$3,556,768	$4,085,852
Cost of Sales	3,134,464	3,388,774
Gross Profit	422,304	697,078
Sales, General and Administrative Expenses	(955,671)	(735,330)
Depreciation and Amortization	(107,613)	(139,427)
Interest and Bank Charges	(32,026)	(34,758)
Other Income	11,927	4,724
Income Tax Benefit	-	472
Net Loss From Continuing Operations	(661,079)	(207,242)

Loss From Discontinued Operations	(3,351,659)	(515,631)

Net Loss	$(4,012,738)	$(722,873)

Net Loss per share (basic)	$(0.01)	$(0.02)

Net Loss per share (diluted)	$(0.01)	$(0.02)

Weighted Average Number of Share Outstanding	406,134,769	36,803,,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
for the Six Months Ended June 30, 2007 and 2006
 (Unaudited)

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Net Sales	$7,655,790	$8,688,346
Cost of Sales	6,662,935	7,623,342
Gross Profit	992,854	1,065,004
Sales, General and Administrative Expenses	(1,925,269)	(1,670,944)
Depreciation and Amortization	(216,160)	(255,815)
Interest Expense	(83,108)	(89,591)
Other Income and Expenses	40,386	78,644
(Provision) Benefit from Income Taxes	(300)	472
Net Loss From Continuing Operations	(1,191,596)	(872,230)

Loss From Discontinued Operations	$(3,870,359)	(766,943)

Net Loss	$(5,061,955)	$(1,639,173)

Net Loss per share (basic)	$(0.01)	$(0.04)

Net Loss per share (diluted)	$(0.01)	$(0.04)

Weighted Average Number of Share Outstanding	402,,370,578	36,803,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	June 30, 2007 (Unaudited)	June 30, 2006 Unaudited)
Cash Flows from Operating Activities
Net Loss	$(5,061,955)	$(1,639,173)
Adjustments to Net Loss
Depreciation	247,206	140,291
Amortization	1,126,262	253,403
Impairment Loss	2,462,448	-
Changes in Operating Assets and Liabilities
(Incr)Decr in Accounts Receivable	(20,519)	153,730
(Incr)Decr in Inventory	(7,679)	497,777
(Incr)Decr in Prepaid expenses	(305,892)	109,365

(Incr)Decr in Other Current Assets	85,306	68,540
(Decr)Incr in Accounts Payable	(397,902)	292,190
(Decr)Incr in Payroll Liabilities	60,005	230,434
(Decr)Incr in Accrued Expenses	(194,196)	(151,593)
(Decr)Incr in Other Current Liabilities	36,895	(61,499)
Total - Cash Flows from Operating Activities	(1,970,021)	(243,615)
Cash Flows from Investing Activities
Employee Advances	(5,000.00)	2,352
Loans Receivable	(125,000.00)	-
Acquisition of Property and Equipment	(849,081)	2,817,593
Other Assets	(20,062)	(4,322,358)
Total - Cash Flows from Investing Activities	(999,143)	(1,502,413)
Cash Flows from Financing Activities
Short-Term Borrowings	144,463	(516,569)
Credit Line	(984,323)	(610,000.00)
Long-Term Borrowings	928,795	199,303
Long-Term Liabilities		-
Other Equity	16,557	1,615,544
Sale of Common Stock	886,093	235,579.00
Total - Cash Flows from Financing Activities	991,585	923,857
Total - Net Change in Cash and Cash Equivalents	(1,977,579)	(822,171)
Cash and Cash Equivalents at Beginning of Period	3,396,617	1,989,476
Total - Cash and Cash Equivalents at End of Period	$1,419,038	$1,167,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated unaudited interim financial statements of New World Brands, Inc. (the “Company,” “we,” “us,” or “our”) and IP Gear, Ltd. (the “Subsidiary”) were prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion and to the knowledge of management, the accompanying condensed consolidated unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) which, in the opinion of management and based upon management’s knowledge of the Company’s business operations during the period presented, are necessary to present fairly the Company’s financial position and cash flows for the period presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year.

As discussed in our Current Reports on Form 8-K, filed with the SEC on September 21, August 29, and June 23, 2006 and our Quarterly Reports on Form 10-QSB, filed with the SEC on October 16 and November 20, 2006, in June 2006, we decided to change our business plan by selling our wine and spirits business for the sum of $500,000 (the “Sale Transaction”), selling 7,500,000 shares of our common stock (the “Common Stock”) for $1,500,000 (the “Private Equity Investment”), and acquiring substantially all of the assets of Qualmax, Inc. (“Qualmax”) in exchange for shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”) (the transaction, the “Reverse Acquisition”). The Private Equity Investment was consummated on September 14, 2006, and the Sale Transaction and Reverse Acquisition were consummated on September 14 and 15, 2006, respectively. As a result of the Sale Transaction and Reverse Acquisition, the Company is no longer in the wine and spirits business, and the business formerly operated by Qualmax is now operated by the Company, meaning that New World Brands, Inc. is now a specialized IP communications solutions provider, equipment reseller, manufacturer and research and development company, and Voice over Internet Protocol (“VoIP”) service provider, focused on the deployment of best of breed VoIP networks, virtual private networks, turnkey network design, wireless connectivity, and direct call traffic routing.

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

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Boards agreed that certain events (the “Merger Events”) were required to occur in order to effectively consummate the transactions contemplated, including, without limitation, certain amendments to the Certificate of Incorporation of the Company to, among other things, increase the authorized number of shares of Common Stock of the Company, the resultant conversion of the Preferred Stock into shares of the Company’s Common Stock, make any filings necessary to complete the Merger, and receive approval by the stockholders of the Company and Qualmax.

Under the generally accepted accounting principles in the United States of America (“GAAP”), the acquisition of Qualmax has been accounted for as a reverse acquisition and Qualmax has been treated as the acquiring entity for accounting and financial reporting purposes.  As such, our consolidated financial statements will be presented as a continuation of the operations of Qualmax and not New World Brands, Inc.  Accordingly, the accompanying financial statements consist of the balance sheet of both the Company and Qualmax as of June 30, 2007 and December 31, 2006, and the results of operations of both the Company and Qualmax for the three and six months ended June 30, 2007 and June 30, 2006.  As a result of the Reverse Acquisition, the Company’s fiscal year changed from May 31 to December 31.

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

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Updated Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value options is determined on an instrument by instrument basis should be applied to an entire instrument, and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. We are currently analyzing the potential impact of adoption of SFAS No. 159 on our consolidated financial statements.

NOTE B	INVENTORIES

Inventories as of June 30, 2007 consisted of the following:
	Resale Hardware	Proprietary Hardware	Total
Raw materials	$-	$756,310	$756,310
Work-in progress	-	0	0
Finished goods	858,183	468,650	1,326,833
Total inventories	-	1,224,960	-
Less allowance for obsolete inventories	(105,975)	(151,665)	(257,640)
Inventories, net	$752,208	$1,073,295	$1,825,5003

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE C	NOTES PAYABLE

Loan from P&S Spirit

On and effective March 30, 2007, we entered into a term loan and security agreement with P&S Spirit (the “P&S Loan Agreement” and the debt obligation pursuant thereto, the “P&S Loan”).  The principal amount of the P&S Loan was $1,000,000.  Monthly payments of interest are only at two percent over the Wall Street Journal Prime Rate and are payable in arrears commencing on May 1, 2007.  The principal balance of the P&S Loan and any unpaid accrued interest thereon becomes due in full on January 2, 2009.  The P&S Loan Agreement includes certain covenants, including a financial reporting requirement which is due 45 days after the close of a calendar quarter, and requirements that we maintain a ratio of current assets to current liabilities of at least 1.2 to 1 and a total liabilities to tangible net worth ratio not exceeding 2.5 to 1. For additional information concerning the P&S Loan Agreement and the P&S Loan, see the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2007.

The P&S Loan also grants P&S Spirit a first position security interest with respect to all of the Company’s assets.  The P&S Loan is also backed by a guaranty by Qualmax (which, pending completion of the contemplated merger of Qualmax into the Company, holds a controlling interest in the Company), a security interest in the assets of Qualmax (consisting solely of 100 shares of the Preferred Stock, which Preferred Stock was converted, effective April 24, 2007, upon the filing of the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, into 298,673,634 shares of the Company’s Common Stock, par value $0.01 per share), and by the personal guaranty of M. David Kamrat, Chairman of the Board and Chief Executive Officer of the Company, and a director and executive officer of Qualmax.  M. David Kamrat’s personal guaranty is limited to the sum of $1,000,000, although the guaranteed obligations include indemnification for certain claims against P&S Spirit relating to the P&S Loan.

The P&S Loan proceeds were used by the Company to repay all outstanding principal, interest and fees payable to Bank of America, N.A. (“BoA”) and to pay certain professional fees associated with preparation and negotiation of the P&S Loan Agreement.  For additional information regarding the loan with BoA, see Item 2, “Management’s Discussion and Analysis or Plan of Operation – Recent Developments – Bank of America Loan Repayment.” The Company entered into a credit line and security agreement on May 30, 2007 with P&S Spirit in the amount of $1,050,000. None of this credit facility has been ulitized as of June 30, 2007.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE C	NOTES PAYABLE (continued)

The Note is due in its entirety by December 31, 2008 for $1,000,000.

For comparison, the interest expense the Company incurred on previous but similar loans was approximately $83,108 and $89,591 for the six months ended June 30, 2007 and 2006, respectively, and approximately $32,026 and $34,758 for the three months ended March 31, 2007 and 2006.

NOTE D	STOCKHOLDERS’ EQUITY

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for the six months ended June 30, 2007 (rounded to the nearest thousand):

Weighted average number of shares outstanding as at June 30, 2006:
Basic (Common Stock)	36,803,939
Preferred Stock (as converted to Common Stock)	0
Total	36,803,939
Effect of dilutive securities
Common Stock - options and warrants	-
Preferred Stock - options and warrants	-
Total	-
Weighted average number of shares outstanding (diluted)
Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	5,495,000
Preferred Stock (as converted to Common Stock)
Total	42,298,939

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE D	STOCKHOLDERS’ EQUITY (continued)

Weighted average number of shares outstanding as at June 30, 2007:
Basic (Common Stock)	420,786,784

Total	420,786,784
Effect of dilutive securities
Common Stock - options and warrants	-
Preferred Stock - options and warrants	-
Total	-
Weighted average number of shares outstanding (diluted)	420,786,784
Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	5,495,000
Preferred Stock (as converted to Common Stock)	66,666,659
Total	72,161,659

NOTE E	INCOME TAXES

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP, and the implementation has not resulted in any changes to our consolidated financial statements.

NOTE F	CONVERSION OF PREFERRED SHARES TO COMMON

The Amended and Restated Certificate of Incorporation increased the Company’s authorized number of shares of Common Stock by 550,000,000 shares, $0.01 par value per share on April 24, 2007.

At this time, all preferred shares, approximately 116.67 Preferred Stock, constituting all of the Company’s outstanding Preferred Stock, were converted into approximately 348.4 million shares of Common Stock.

NOTE G	COMMITMENTS AND CONTINGENCIES

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

Credit Facility with Pacific Continental Bank

The Company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007.  The conditions of this agreement require the deposit of $250,000 with the bank as security for the services.

Office of the Chief Scientist (“OCS”)

We have accepted any contingent liability associated with the royalties payments made to the OCS of the State of Israel during the period January 1, 2006 to June 30, 2007, by IP Gear Ltd. beyond what has already been paid, as part of terms of the sale of this subsidiary.  Management and legal counsel of New World Brands has reviewed the details of our obligation, is satisfied that IP Gear Ltd. has made all required payments and believes that it is unlikely that there is any expectation of any further material obligations on the part of the Company to the OCS.

Piecom Tech (“Piecom”)

As part of the agreement to sell our IP Gear Ltd. subsidiary to TELES AG Informationstechnologien (“TELES”) (see Note I - "Subsequent Events and Other Matters"), we have accepted any liabilities and or any amounts recovered as a result of any claims from/against Piecom to/from IP Gear Ltd. in the future, beyond the date of closing the sale of our subsidiary.  There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered. Management currently believes it is unlikely that any material liability will arise from this commitment to TELES.

Former Employee Litigation

The lawsuit brought by a former employee of the Company relating to stock options and prior compensation, has been settled, the Company agreeing that the plaintiff is the holder of options to purchase 70,000 shares of the Company’s Common Stock.

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

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE G	COMMITMENTS AND CONTINGENCIES (continued)

Initial hearings on the motion for change of venue were concluded in February 2007; additional hearings were conducted in late April 2007; and a decision from the court as to venue is expected in September 2007.  If venue is in fact moved to Israel, that decision may have a material impact on the plaintiff’s willingness to continue the litigation, due to increased expense, but the outcome of the venue hearings, and the impact of that outcome on plaintiff’s claims, is purely speculative at this point.  At present, based upon the limited progress of the matter and without the benefit of the completion of factual discovery, management believes this litigation does not pose a significant financial risk to the Company.

The Blackstone Litigation

Qualmax was named as a defendant in a lawsuit entitled Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, filed August 10, 2006.  The facts underlying the proceeding relate to a contract between defendant Worldwide PIN Payment Corp. ("WPP") and plaintiffs, and a third party, to plaintiffs’ allegations of misappropriation of trade secrets and corporate opportunity, and to claims that defendants, or some of them, tortiously interfered with plaintiffs’ contract with a third party.  Plaintiffs’ seek monetary damages.  Management believes it is not entirely clear from the pleadings filed to date whether plaintiffs claim that Qualmax misappropriated trade secrets, or tortiously interfered with a third party contract, or is liable under some other theory.

On March 29, 2007, the first deposition in this matter was conducted of a non-party witness who is one of the principal creators of certain intellectual property owned, or controlled, by WPP. The deposition will be continued, but a continuation has not been scheduled as of the time of filing of this Report.  The first formal discovery request was made by the Company on March 27, 2007, followed by a second request on April 10, 2007.  The Company has not yet filed any responsive pleadings, but has provided initial materials responsive to the plaintiffs’ discovery requests.

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

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE G	COMMITMENTS AND CONTINGENCIES (continued)

Qualmax and co-defendants nor to determine how costly and time-consuming defense of the matter may be regardless of the merits of the Company’s defense.  In addition, the Company believes it has viable claims for indemnification and damages against certain co-defendants but has not yet formally raised those claims or made a full determination of their value or role in the litigation.

NOTE H	DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE AND IMPAIRMENT OF ASSETS

New World Brand’s management was authorized by its Board to enter into negotiations with TELES AG for the sale of its IP Gear Ltd. (Israel) subsidiary during the month of June 2007.  The results of the negotiations are outlined below in Note I - "Subsequent Events and Other Matters." The nature of the transaction determines that in accordance with FASB No. 144, Accounting for the Impairment of and Disposal of Long-Lived Assets, the Company has classified the assets of IP Gear Ltd. as held for sale and the related operations have been treated as discontinued operations.

A preliminary agreement was reached at the end of June 2007 with a transaction date set for July 1, 2007 and closing within a short period of time.  The final agreement for the sale of the subsidiary was approved by Board consent on July 30, 2007.  The stock purchase agreement calls for TELES to acquire all of the shares of IP Gear Ltd. (Israel).  New World Brands, consideration as determined by the final agreement calls for four elements; a fixed price of $1,500,000 as part of closing, an earn out over four years paid quarterly of not less than $750,000 over the four years, a minimum of $400,000 over two years defined as marketing support, and an interest bearing loan credit facility up to $1,000,000 repayable over four years (the terms of the loan have yet to be finalized).  We also received back working capital invested during the transition period.  TELES will assume responsibility for all the liabilities and obligations of IP Gear except those specifically outlined in the agreement. The two items excluded are any past potential liability that IP Gear Ltd. may have to the OCS and a contract with one of  IP Gear Ltd.’s vendors.

As a result of the pending transaction, FASB No. 144 requires a valuation of the assets held for sale at their fair market value ("FMV") and a reserve for devaluation if the FMV is determined to be less than the existing book value of the assets held for sale.  The FMV of the assets is considered to be the present value of the minimum transaction price contained in the agreement to sell IP Gear Ltd. to TELES.  This amounted to a total net present value of $2,566,475.  The required reserve recorded to bring the assets held for sale down to FMV is $2,462,448. This represents the impairment loss recorded as part of the loss on discontinued operations during the three and six months ended June 30, 2007.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE H	DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE AND IMPAIRMENT TO ASSETS (continued)

The accompanying Condensed Consolidated Statements of Operations represent the activities of the subsidiary defined as discontinued operations:

	For the three months ended June 30,		For the six months ended June 30
	2007	2006	2007	2006

Total Revenue	$421,244	$679,357	$998,981	$1,288,427
Pre Tax Loss from Discontinued Operations	(889,211)	(515,631)	(1,407,911)	(766,943)
Pre-Tax Impairment Loss	(2,462,448)		(2,462,448)
Loss before Income Taxes	(3,351,659)	(515,631)	(3,870,359)	(766,943)
Income Tax Provision	-	-	-	-
Loss from Discontinued Operations, net of Tax	$(3,351,659)	$(515,631)	$(3,870,359)	$(766,943)

A summary of the assets of the discontinued operations labeled as assets held for sale at June 30, 2007 is below:

June 30,
2007

Cash	$ 190,403
Accounts Receivable	392,446
Inventory	1,073,295
Other Current Assets	319,550
Fixed Assets	3,855,501
Other Assets	73,473
Total - Assets	5,904,669

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE I	SUBSEQUENT EVENTS AND OTHER MATTERS

Sale of IP Gear, Ltd. Subsidiary.

Effective July 1, 2007, we sold our wholly-owned subsidiary IP Gear, Ltd., an Israeli limited liability company based in Yokneam, Israel, to TELES, a telecommunications equipment manufacturer and technology development company based in Berlin, Germany.  The transaction was a sale of all the shares of IP Gear, Ltd. to TELES.  The agreement calls for New World Brands to receive $1,500,000 in cash during the closing period, $200,000 guaranteed in the fourth quarter of 2007 and 2008, and an earn out of a certain percentage of TELES’s sales over the next four years with a minimum of $750,000, to be paid on a quarterly basis. The agreement also calls for a credit facility from TELES to New World Brands in the amount of $1,000,000. The transaction was completed on August 7, 2007.

As a part of the sale of IP Gear, Ltd., we became the exclusive distributor for both TELES’s products and IP Gear, Ltd. products in North America, and have therefore focused our telecommunications equipment sales and distribution plan on TELES and IP Gear, Ltd. products.

Partial Repayment of Note Payable to P&S Spirit.

On August 3, New World Brands Inc. repaid $500,000 towards the term loan outstanding with P&S Spirit, thus reducing it’s total amount outstanding on the term loan from $1,000,000 to $500,000. We continue to have an unutilized line of credit facility with P&S Spirit in the amount of $1,000,000.

NOTE J	BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the six month periods ended June 30, 2007 and 2006.  We are currently focused on three principal lines of businesses: (i) proprietary hardware, which is our VoIP technology development and equipment manufacturing subsidiary, IP Gear, Ltd. that is located in Israel; (ii) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business, which operates under the name “IP Gear”); and (iii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business, which operates under the name “IP Gear Connect.”

	New World Brands Inc. Business Segment Information For the Six Months Ended
	2007	2006

Net sales:

Wholesale carrier service	$5,460,774	$5,148,679
Resale hardware	1,961,223	3,539,667
	7,421,997	8,688,346
Cost of sales:
Wholesale carrier service	4,689,328	4,665,571
Resale hardware	1,826,368	2,957,771
	6,515,696	7,623,342
Gross profit:
Wholesale carrier service	771,446	483,108
Resale hardware	134,855	581,896
	906,301	1,065,004

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

The following discussion and analysis provides information that management believes accompanying unaudited is relevant to an assessment and understanding of our results of operations and financial operations.  This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein, and with our Annual Report on Form 10-KSB, filed with the Securities Exchange Commission (the “SEC”) on April 17, 2007, and our other prior filings with the SEC.

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

The Company has a short operating history and is operating in a rapidly changing industry environment, and our ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain.  While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors that could have a material adverse affect on the operations and future prospects of the Company include those factors discussed in our Annual Report on Form 10-KSB, filed with the SEC on April 17, 2007, under Item 1, “Description of Business – Certain Risk Factors,” and other factors set forth in this Report, and in our other SEC filings, including, without limitation, the following:

●
a downturn in the market for, or supply of, our core products and services, could reduce revenue and gross profit margin by placing downward pressure on prices and sales volume, and we may not accurately anticipate changing supply and demand conditions;

●	we have a very limited backlog, or “pipeline,” of product and services sales, exposing future revenues and profits to fluctuations and risks of supply interruptions or rapid declines in demand;

●
we have recurring quarterly and annual losses and continuing negative cash flow, which are likely to continue, and very limited cash reserves, potentially requiring us to either raise substantial additional capital or substantially reduce costs relative to gross margins;

●	we may not be able to raise necessary additional capital, and may not be able to reduce costs sufficiently to reverse our negative cash flow, absent additional capital;

●	if we are successful in raising additional capital, it will likely dilute current shareholders’ ownership;

●	we may not be able to effectively contain corporate overhead and other costs, including the costs of operating a public company, relative to our profits and cash;

●	if we are forced to restructure to contain costs, we may lose enterprise value and lose time to market for our proprietary products; and

●	changes in laws or regulations, or regulatory practices, in the U.S. and internationally, may increase our costs or prohibit continued operations in or entry into some areas of business.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made.  Actual results may differ materially from those included in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

Overview of Business

We are a telecommunications sales and service company, focusing on products and services utilizing Voice over Internet Protocol (“VoIP”) technology.  We are currently focused on two principal lines of business: (i) resale and distribution of VoIP and other telephony equipment, and related professional services, particularly as the exclusive North American distributor of TELES AG Informationstechnologien (“TELES”) and IP Gear, Ltd. products; and (ii) telephony service resale, direct call routing and carrier support.  Our VoIP-related telecommunications equipment distribution and resale business is operated by our “IP Gear” division, and our wholesale international VoIP service business is operated by our “IP Gear Connect” division.  Both IP Gear and IP Gear Connect are based in Eugene, Oregon.

Brief Company History.

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

Reverse Acquisition of Qualmax, Inc.; Qualmax History.

On September 15, 2006, we sold our subsidiary Importers and acquired, by way of reverse acquisition, all of the assets and assumed all of the liabilities of Qualmax (the “Reverse Acquisition”).  The Reverse Acquisition marked a change in direction for our business, away from wine and spirits distribution, to the VoIP technology industry. The Reverse Acquisition was accounted for as a reverse acquisition, with Qualmax being the accounting acquiring party.  The accounting rules for reverse acquisitions require that beginning with the date of the transaction, September 15, 2006, our balance sheet had to include the assets and liabilities of Qualmax, and our equity accounts had to be recapitalized to reflect the net equity of New World Brands, Inc.  Our historical operating results are now the operating results of Qualmax.  In conjunction with the Reverse Acquisition, in September 2006, we moved our headquarters from Florida to Eugene, Oregon, previously the headquarters of Qualmax.

As Qualmax, we were founded in 2002 as a reseller of VoIP-related telecommunications equipment from companies such as Cisco Systems and Quintum, and as a reseller of VoIP telephony service, primarily selling international service to telecom service providers.  In December, 2005, we expanded beyond our reseller business by acquiring a VoIP technology research and development division based in Israel, which we reorganized as a wholly-owned subsidiary and rebranded under the name IP Gear, Ltd.  From December 31, 2005 through July 1, 2007 we developed, manufactured and sold our own line of VoIP technology products via our Israel-based IP Gear, Ltd. subsidiary, while continuing to resell additional VoIP products of a variety of other manufacturers via our US-based IP Gear value-added reseller (“VAR”) division.

Sale of IP Gear, Ltd. Subsidiary.

Effective July 1, 2007, we sold our wholly-owned subsidiary IP Gear, Ltd., an Israeli limited liability company based in Yokneam, Israel, to TELES, a telecommunications equipment manufacturer and technology development company based in Berlin, Germany, as reported in more detail in the Company’s Current Reports on Form 8-K, filed with the SEC on July 20, August 1, and August 9, 2007, and as discussed in more detail below.  In connection with the sale of our IP Gear, Ltd. subsidiary, we have refocused our business plan away from research and development and manufacturing, and toward our historical core strengths in sales and service.  As a result of the sale, we currently base all our operations at our headquarters in Eugene, Oregon.

By the sale of IP Gear, Ltd. to TELES, we divested ourselves of our manufacturing, research and development activities, and we have now rededicated our efforts on distribution, sale, service, and support of VoIP-related telecommunications equipment and service.  As a part of the sale of IP Gear, Ltd., we became the exclusive distributor for both TELES products and IP Gear, Ltd. products in North America (as discussed in more detail below), and have therefore focused our telecommunications equipment sales and distribution plan on TELES and IP Gear, Ltd. products.

Employees.

As of June 30, 2007, we had 30 full-time employees and 2 part-time employees based in our Eugene, Oregon headquarters (including outside sales staff reporting to management in Eugene).  We consider our employee relationships to be good.  None of our employees are members of a labor union, and we have never experienced a work stoppage.

Recent Developments

Authorization of Additional Shares, Conversion of Preferred Stock to Common Stock.

Pursuant to a written consent, dated January 31, 2007, of the Company’s board of directors (the “Board”), and a written consent, dated January 31, 2007, of a requisite number of the Company’s outstanding shares, the Company’s Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on April 24, 2007, at which time it became effective.  The Amended and Restated Certificate of Incorporation (i) increased the Company’s authorized number of shares of common stock (the “Common Stock”) of the Company by 550,000,000 shares, $0.01 par value per share; (ii) created 1,000 shares, $0.01 par value per share, of Series A Convertible Preferred Stock (the “Preferred Stock”) of the Company; (iii) implemented a staggered Board with three classes, each serving three years; and (iv) made such other changes to the certificate of incorporation as were necessary and incidental to the foregoing.

As a result of the approval of our Amended and Restated Certificate of Incorporation, effective April 24, 2007, all outstanding shares of the Preferred Stock were converted to shares of Common Stock of the Company, at a ratio of 2,986,736 shares of Common Stock for each share of Preferred Stock (meaning approximately 116.67 Preferred Stock of the Company, constituting all of the Company’s outstanding Preferred Stock, converted into approximately 348.4 million shares of Common Stock of the Company).  In addition, a staggered Board, divided into three classes, was created: (i) the initial term for Class I directors will expire at the 2007 annual meeting of stockholders; (ii) the initial term for Class II directors will expire at the 2008 annual meeting of stockholders; and (iii) the initial term for Class III directors will expire at the 2009 annual meeting of stockholders.  Existing directors were assigned to the following classes: Noah R. Kamrat, Class II; M. David Kamrat, Class III; and Jacob Schorr, Ph.D., Class III.

For additional information regarding the authorization of additional shares, the conversion of Preferred Stock, and the staggered Board, reference is made to our Current Report on Form 8-K, filed with the SEC on April 30, 2007, and the Company’s Schedule 14C, filed with the SEC on March 20, 2007.

Bank of America Loan Repayment.

Qualmax entered into a loan agreement with Bank of America, N.A. (“BoA”) on April 20, 2005 in the original principal amount of $2,000,000 (the “BoA Loan”).  Effective September 15, 2006, the BoA Loan agreement was modified for an adjusted principal amount of $984,323 and an extended maturity date of March 31, 2007, with interest on the principal amount at 3% over BoA’s Prime Rate.  The BoA Loan was in the name of Qualmax, guaranteed by the Company and personally by M. David Kamrat, and it was secured by a pledge of all the Company’s stock owned by Qualmax.  BoA declined to extend the BoA Loan maturity date beyond March 31, 2007, and therefore, the Company secured substitute financing in the form of the P&S Loan Agreement discussed below under “P&S Spirit Credit Line,” and it repaid all outstanding BoA Loan principal, interest and fees on March 30, 2007.  Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2007, for additional information and documentation concerning repayment of the BoA Loan and the transactions entered into in connection therewith.

P&S Spirit Credit Line.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007, on and effective May 31, 2007, the Company entered into a Credit Line and Security Agreement (the “Credit Line Agreement” and the debt obligation pursuant thereto, the “Credit Line”) with P&S Spirit, LLC, a Nevada limited liability company (“P&S Spirit”).  The maximum principal available under the Credit Line is $1,050,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal), payable in relation to the then-outstanding principal; consecutive monthly payments of interest only (payable in arrears) are required commencing July 1, 2007; and all unpaid principal, interest and charges are due upon the maturity date of June 1, 2011.  Upon default, the entire Credit Line amount (including accrued unpaid interest and any fees) would be accelerated, and the Company would be required to pay any costs of collection.  The Credit Line Agreement includes certain affirmative covenants, including, without limitation, a financial reporting requirement (quarterly – 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5:1.0.

The Credit Line Agreement grants P&S Spirit a security interest with respect to all of the Company’s assets, but is subordinated to that Term Loan and Security Agreement between the Company as borrower and P&S Spirit as lender, as reported on the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2007.  The Credit Line Agreement is also backed by a corporate Guaranty by Qualmax (which, pending completion of the contemplated merger of Qualmax into the Company, holds a controlling interest in the Company), a security interest in the assets of Qualmax (consisting solely of 298,673,634 shares of the Company’s Common Stock, and a security interest in certain shares of the Common Stock of the Company’s wholly-owned subsidiary, IP Gear, Ltd.  Copies of the Credit Line Agreement, Credit Line Note,

Guaranty of Qualmax, Collateral Pledge Agreement by Qualmax, and the Collateral Pledge Agreement by the Company, were included as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director of the Company, as well as a shareholder of the Company and its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

P&S Spirit Stock Purchase.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2007, effective December 29, 2006, the Company entered into an Amended and Restated Stock Subscription and Share Transfer Agreement (the “Subscription Agreement”) with P&S Spirit and with M. David Kamrat and Noah Kamrat (together, the “Kamrats”).  On and effective May 31, 2007, the parties to the Subscription Agreement entered into a First Amendment to Amended and Restated Stock Subscription and Share Transfer Agreement (the “Amended Subscription Agreement”), amending the Subscription Agreement as described herein.

Pursuant to the Subscription Agreement, the Company agreed to sell to P&S Spirit, and P&S Spirit agreed to purchase: (i) on the date of closing: (A) 11.160454 shares of Preferred Stock of the Company, par value $0.01 per share, which shares of Preferred Stock are convertible into 33,333,333 shares of the Company’s Common Stock, par value $0.01 per share, at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock), for an aggregate purchase price of $3,000,000; and (B) a warrant (the “Warrants”) to purchase an additional 9.300378 shares of Preferred Stock at an exercise price of $268.806.27 per share (equivalent to $0.09 per share of Common Stock); (ii) upon the satisfaction of certain conditions set forth in the Subscription Agreement, an additional 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock (the “Tranche B-1 Shares”), at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock), for an aggregate purchase price of $1,000,000; and (iii) upon the satisfaction of certain conditions set forth in the Subscription Agreement, an additional 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock (the “Tranche B-2 Shares”), at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock), or an aggregate purchase price of $1,000,000.

As discussed above, on April 24, 2007, when the Company filed its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, all outstanding shares of the Company’s Preferred Stock were automatically converted to shares of Common Stock at a ratio of 2,986,736 shares of Common Stock for each share of Preferred Stock.  As a result, the Tranche B-1 Shares and Tranche B-2 Shares were each converted into 11,111,111 shares of Common Stock.

Pursuant to the Amended Subscription Agreement, P&S Spirit agreed to buy, and the Company agreed to sell, all of the Tranche B-1 Shares and Tranche B-2 Shares, as converted into a total of 22,222,222 shares of Common Stock, for an aggregate purchase price of $1,000,000, and P&S Spirit agreed to waive certain of the conditions precedent to the purchase of the Tranche B-1 Shares and Tranche B-2 Shares as set forth in the Subscription Agreement.  The provisions of the Warrants have not been amended.  Such shares of Common Stock are, or will be, issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  A copy of the Amended Subscription Agreement was included as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007.

In connection with the transactions contemplated by the Amended Subscription Agreement, the Company, Qualmax, the Kamrats, P&S Spirit and certain affiliates of the Kamrats and P&S Spirit entered into a First Amendment to Amended and Restated Lock-Up Agreement, a copy of which was filed with the SEC on June 6, 2007 as Exhibit 10.7 to the Company’s Current Report on Form 8-K.

Also in connection with the transaction contemplated by the Amended Subscription Agreement, the Company, Qualmax, the Kamrats, P&S Spirit and certain affiliates of the Kamrats and P&S Spirit entered into a First Amendment to Amended and Restated Voting Agreement, a copy of which was filed with the SEC on June 6, 2007 as Exhibit 10.8 to the Company’s Current Report on Form 8-K.

Sale of IP Gear, Ltd. Subsidiary.

As previously reported on the Company’s Current Reports on Form 8-K filed with the SEC on July 20 and August 9, 2007, effective July 1, 2007 the Company sold its IP Gear, Ltd. subsidiary to TELES, a VoIP equipment developer and manufacturer based in Berlin, Germany, pursuant to a Share Sale and Purchase Agreement (the “Final Agreement”), following the execution of a preliminary share sale and purchase agreement (the “Preliminary Agreement”), both governed by the laws of Germany.  The Preliminary Agreement was executed on July 18, 2007, and the Final Agreement was approved by the Board and by TELES’s supervisory board on July 25, 2007.  The closing of the purchase and sale took place on July 26, 2007, immediately upon the execution of the Final Agreement.  The share sale and purchase has an effective date, for accounting purposes, of July 1, 2007.

Pursuant to the Final Agreement, the Company agreed to sell all of the outstanding capital stock of its wholly-owned subsidiary, IP Gear, Ltd., to TELES for a purchase price consisting of: (i) a payment at closing of $1.5 million and (ii) an earn out equal to 10% of TELES’s worldwide revenues (including revenues of TELES’s affiliates) within TELES’s CPE Product Line (as defined in the Final Agreement) for a period of four years after closing.  The total earn out payments shall not be less than $750,000 (the “Minimum Earn Out”), and shall not be subject to a cap.  The Minimum Earn Out shall be paid in quarterly amounts of $46,875, each quarterly payment due within 90 days of the close of the quarter, commencing with the quarter ended September 30, 2007.  In the event the Minimum Earn Out is exceeded, the differential amount is due within 90 days after June 30, 2008, 2009, 2010 and 2011.

With certain exceptions, commencing on the date of the closing and for a certain period of time (as specified in the Final Agreement), the Company agreed not to, or cause any of its affiliates to, engage in any research and development or manufacturing activities competitive with those conducted by IP Gear, Ltd., and not to, or cause any of its affiliates to, engage in the sale, distribution, marketing and services of products that may compete with certain products of TELES.  In addition, with certain exceptions, commencing one year after the date of closing, and effective for a period of time and within certain geographic regions relative to the grant of exclusive distribution and sale rights to the Company pursuant to the partner contract described below, the Company agreed not to, or cause any of its affiliates to, engage in the sale, distribution, marketing and services of products that may compete with products of IP Gear, Ltd.

In accordance with the Final Agreement, the Company and TELES entered into a partner contract (the “Partner Contract”), relating to the promotion, marketing, sale and support of certain products of TELES and IP Gear, Ltd., pursuant to which the Company will become the exclusive distributor of products of TELES and IP Gear, Ltd. in North America (including the United States, Canada, Mexico, all Caribbean nations, Guatemala and Honduras).  In connection therewith, TELES granted the Company a marketing subsidy in the amount of $200,000 per year for a period of two years (and for a third year, based on revenues, if agreed by the parties), and TELES granted the Company an inventory credit line in the amount of $200,000, which may be increased based upon subsequent sales performance by the Company. In addition, TELES agreed to grant the Company a line of credit in the amount of $1,000,000 (the “TELES Loan”) pursuant to a separate loan agreement to be finalized by the parties after closing.  The loan agreement is to have a four-year term, in which the Company is required to redeem the loan in 12 quarterly installments (beginning after the first year), with a fixed interest rate of 7% per annum.

The Preliminary Agreement was included as Exhibit 10.1 to the Company’s Current Form on Form 8-K, filed with the SEC on July 20, 2007.  The Final Agreement and the Partner Contract were included as Exhibit 10.1 and Annex 2 to Exhibit 10.1, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2007.

The sale of IP Gear, Ltd., which was completed on August 7, 2007, is further discussed below in this Item 2, – Results of Operations – Sale of IP Gear, Ltd. Subsidiary.”

Partial Repayment of Term Loan.

On July 26, 2007, P&S Spirit executed a consent to the sale of IP Gear, Ltd. by the Company (the “Lender Consent”), which was filed with the SEC on August 1, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K.  Pursuant to two loan agreements, a term loan dated March 29, 2007 (the “Term Loan”) and the Credit Line dated May 31, 2007 (together, the “Loans” or “Loan Agreements,” as applicable) entered into by P&S Spirit and the Company, P&S Spirit had a security interest in all of the Company’s shares of IP Gear, Ltd., and furthermore, the sale of the Company’s IP Gear, Ltd. shares without P&S Spirit’s consent would have forced a repayment by the Company of all outstanding principal under the Loans.

In accordance with the Lender Consent, the Company agreed to pay to P&S Spirit from the proceeds of the closing, as a partial repayment of principal of the Term Loan, the sum of

$500,000.  In addition, the Company agreed to pay P&S Spirit the additional sum of $500,000, as a repayment of principal of the Term Loan, which amount is to be provided by P&S Spirit to the Company as a Credit Line advance to be used by the Company solely to repay the outstanding principal under the Term Loan, if and when the Company and TELES execute final documentation of the TELES Loan.  In the Lender Consent, subject to certain terms and conditions, P&S Spirit consented to the sale of IP Gear, Ltd. to TELES in accordance with the Final Agreement, released and terminated P&S Spirit’s security interest in the IP Gear, Ltd. shares, and agreed that the consummation of the sale of IP Gear, Ltd. to TELES shall not be deemed or give rise to an event of default, penalty or increase under, or termination of, the Loan Agreements; shall not, except as otherwise provided in the Lender Consent, accelerate any amounts owing under the Loan Agreements or trigger any prepayment or give rise to any payment not otherwise required under the Loan Agreements; and shall not require the Company to provide any additional security, collateral, reserve or payment under the Loan Agreements.

Results of Operations

Company-Wide Revenue and Cost of Goods.

Company-wide (referring to the Company’s three principal lines of business including the discontinued operations of IP Gear Ltd., Israel, on a consolidated basis) revenue and cost of goods for the three month and six month periods ended June 30, 2006 and June 30, 2007 were as follows:

Company-Wide	3 Months Ended June 30, 2006	3 Months Ended June 30, 2007	Change
Revenue	$4,765,209	$3,978,012	-16.52%
Cost of Goods	$4,134,586	$3,571,525	-13.62%
Gross Margin	13.23%	10.22%	-22.79%
Gross Profit	$630,623	$406,487	-35.54%

Company-Wide	6 Months Ended June 30, 2006	6 Months Ended June 30, 2007	Change
Revenue	$9,976,773	$8,654,771	-13.25%
Cost of Goods	$8,753,116	$7,533,621	-13.93%
Gross Margin	12.27%	12.95%	5.62%
Gross Profit	$1,223,657	$1,121,150	-8.38%

Although we were able to improve our gross margin for the first six months of 2007 over the first six months of 2006, our gross profit slightly decreased, reflecting lower revenues in the first six months of 2007. The following table shows the portion of company-wide revenue, cost of goods and gross profit attributable to each of our three business divisions during the three month and six month periods ending June 30, 2007:

6 Months Ended June 30, 2007	IP Gear, Ltd. (Israel)	IP Gear (U.S.)	IP Gear Connect
Portion of Company-Wide Revenue	14.24%	22.66%	63.10%
Portion of Company-Wide Cost of Goods	13.51%	24.24%	62.25%
Portion of Company-Wide Gross Profit	19.16%	12.03%	68.81%

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

IP Gear, Ltd. (Israel) Division Revenue and Cost of Goods.

Revenue and cost of goods for the IP Gear, Ltd. division (VoIP equipment development and manufacture) for the three month and six month periods ended June 30, 2006 and June 30, 2007 were as follows:

IP Gear, Ltd.	3 Months Ended June 30, 2006	3 Months Ended June 30, 2007	Change
Revenue	$679,357	$554,886	-18.32%
Cost of Goods	$745,812	$504,052	-32.42%
Gross Margin	-9.78%	9.16%	-193.65%
Gross Profit	$(66,455)	$50,834	-176.49%

IP Gear, Ltd.	6 Months Ended June 30, 2006	6 Months Ended June 30, 2007	Change
Revenue	$1,288,427	$1,232,773	-4.32%
Cost of Goods	$1,129,774	$1,017,924	-9.90%
Gross Margin	12.31%	17.43%	41.53%
Gross Profit	$158,653	$214,849	35.42%

The substantial decrease in gross profit during the second quarter of 2007, as compared to the second quarter of 2006, reflects increased price pressure on the IP Gear, Ltd. division’s core VoIP and GSM gateway products, as barriers to entry continue to come down and more products reach final market maturity.  That price pressure resulted in sales of some slower IP Gear, Ltd. inventory at prices below cost in an effort to maintain volume and increase market penetration.  U.S.-based sales of IP Gear, Ltd. products were able to maintain a margin of profit, and although a growing percentage of the division business,  U.S. sales continue to represent a relatively small portion of total division sales (24.1%, or $133,642, during the second quarter of 2007, compared to none for the second quarter of 2006).  In addition, both revenues and margins have been reduced by continued delays in completion of next-generation, lower cost products.

Sale of IP Gear, Ltd. Subsidiary.

As described above "– Recent Developments, Sale of IP Gear, Ltd. Subsidiary,” effective July 1, 2007, the Company sold its IP Gear, Ltd. subsidiary to TELES, a VoIP equipment developer and manufacturer based in Berlin, Germany.

We believe that IP Gear, Ltd.’s gross loss in the second quarter of 2007 reflects a long-term trend in declining VoIP technology prices, but we also believe that in the long term, we will be able to adjust costs in order to regain profitability.  However, we do not know how long that process will take or whether we will be able to adequately adjust.  Further, during the entire period of our ownership of IP Gear, Ltd., even during periods of substantial gross margin, IP Gear, Ltd. experienced substantial operating losses and negative cash flow.  Our ability to secure sources to fund IP Gear, Ltd.’s operation losses has been tenuous, and we believe that adequate additional capital, in the form of equity or debt, will be very difficult to secure within the time the funds are needed for operations.  Faced with a rapidly deteriorating cash position, and very limited prospects for securing necessary capital on acceptable terms within the necessary timeframe, we determined that the Company’s interests are currently best served by a sale of our IP Gear, Ltd. subsidiary.

We further believe that the sale of IP Gear, Ltd. to TELES provides the Company an opportunity for growth and restructuring beyond the sale itself, in the form of the related Partner Contract granting the Company exclusive rights (subject to certain limitations) to distribute both TELES and IP Gear, Ltd. products in North America.  We recognize that by selling IP Gear, Ltd., we give up the opportunity to build a potentially valuable technology asset.  However, we believe that the short-term cash flow and operational benefit to the Company, and the potential long-term value represented by our new Partner Contract with TELES, make the transaction very attractive to the Company.

IP Gear (U.S.) Division Revenue and Cost of Goods.

Revenue and cost of goods for the IP Gear division (equipment reseller and refurbisher) for the three month and six month periods ended June 30, 2006 and June 30, 2007 were as follows:

IP Gear	3 Months Ended June 30, 2006	3 Months Ended June 30, 2007	Change
Revenue	$1,570,885	$833,349	-46.95%
Cost of Goods	$1,162,448	$787,606	-32.25%
Gross Margin	26.00%	5.49%	-78.89%
Gross Profit	$408,437	$45,743	-88.80%

IP Gear	6 Months Ended June 30, 2006	6 Months Ended June 30, 2007	Change
Revenue	$3,539,667	$1,961,223	-44.59%
Cost of Goods	$2,957,771	$1,826,368	-38.25%
Gross Margin	16.44%	6.88%	-58.17%
Gross Profit	$581,896	$134,855	-76.82%

In the first quarter and first six months of 2007, we experienced a substantial decrease in revenue and gross profit margin in our U.S.-based equipment reseller business, compared to the first quarter and first six months of 2006.  We believe that margins in the VoIP equipment sales business have been decreasing throughout the market, not just in our Company, and that our results reflect in large part a tightening market for our core products (VoIP access servers and related equipment, particularly Cisco and Quintum products).  In addition, we have reduced prices in some circumstances in order to stimulate sales of otherwise potentially slow moving inventory, and we expect lower margin equipment sales to continue as we refocus our product offerings.

We do not see current downward price pressure as a temporary trend in the market for our core products.  We believe that the consummation of the Partner Contract with TELES will play a key role in our initiative to improve revenues and margins in this division by diversifying our core product line and building closer relationships with key manufacturers.  In particular, by acquiring IP Gear, Ltd., TELES now offers a more comprehensive product line, and TELES products greatly expand the scope of IP Gear, Ltd.’s product line.  In addition, our Partner Contract provides an opportunity for the Company to sell these products at an attractive margin.  Further, we continue to seek equipment supplier opportunities to mid-tier telecommunications carriers expanding into foreign markets – markets targeted by certain TELES and IP Gear, Ltd.

products.  In light of the Partner Contract, we plan to dedicate our sales and distribution efforts to North American sales of TELES and IP Gear, Ltd. products and certain other complementary products, for so long as we maintain our distributor relationship with TELES.

IP Gear Connect Division Revenue and Cost of Goods.

Revenue and cost of goods for the IP Gear Connect division (wholesale VoIP services) for the three month and six month periods ended June 30, 2006 and June 30, 2007 were as follows:

IP Gear Connect	3 Months Ended June 30, 2006	3 Months Ended June 30, 2007	Change
Revenue	$2,514,967	$2,589,778	2.97%
Cost of Goods	$2,226,326	$2,279,867	2.40%
Gross Margin	11.48%	11.97%	4.27%
Gross Profit	$288,641	$309,911	7%

IP Gear Connect	6 Months Ended June 30, 2006	6 Months Ended June 30, 2007	Change
Revenue	$5,148,679	$5,460,774	6.06%
Cost of Goods	$4,665,571	$4,689,328	0.51%
Gross Margin	9.38%	14.13%	50.56%
Gross Profit	$483,108	$771,446	60%

The relatively flat three and six month comparative revenue levels in the IP Gear Connect division resulted in large part from limitations placed on our service capacity by our legacy network equipment and technology.  We have been implementing a switching equipment upgrade that could potentially increase our capacity by up to ten times.  As of the date of this report it appears that our previous estimate that our migration to new, larger capacity switching technology will be substantially completed by the end of the third fiscal quarter of 2007, should now be extended into the fourth quarter of 2007.  Until that time we will continue to face technical limitations on revenue growth in this division.

The comparative periods’ increase in gross profit resulted primarily from our focus on higher margin niche markets and longer-term vendor relationships.  Our increased selectivity in this area has also slowed revenue growth to some degree.  The focus on niche markets increases our reliance on a limited number of small telecom carriers operating in foreign countries, whose service may be prone to interruption, and may only be replaced at substantially higher prices or lower quality.  Our current plan for the IP Gear Connect division is to continue to pursue higher gross margin VoIP termination routes from a diversified group of vendors at a revenue growth rate we are able to maintain and finance.

Total Company Expenses.

Total Company expenses (sales, marketing, general and administrative) for the three month and six month periods ended June 30, 2006 and June 30, 2007 were as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2007	Change
Total Expenses	$1,240,995	$1,180,304	-4.89%

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2007	Change
Total Expenses	$2,407,490	$2,427,081	0.81%

Total expenses are little changed from the prior three and six month periods, reflecting efforts in the past year to stabilize overhead and business processes.

Interest.

Interest expense decreased to $83,108 for the six months ended June 30, 2007 from $89,591 for the six months ended June 30, 2006.  The decrease is due to reduction in the principal amount of the Term Loan.

Interest expense decreased to $32,026 for the quarter ended June 30, 2007 from $34,758 for the quarter ended June 30, 2006.  The decrease is due to reduction in the principal amount of the Term Loan.

Amortization and Depreciation (including the discontinued operations of IP Gear, Ltd., (Israel)).

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2007	Change
Depreciation	$181,583	$123,412	-47%
Amortization	$33,352	$574,487	1622%

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2007	Change
Depreciation	$140,291	$247,206	43%
Amortization	$253,403	$1,126,262	344%

Increased depreciation and amortization has resulted from a substantial increase in capital expenditures for equipment, facilities and technology.  The increase in depreciation reflects acquisition of equipment during 2006 for our operations, rather than the replacement of fully depreciated equipment.  The increase in amortization is due to increased capital investment in R&D during the second quarter of 2007 as compared to the second quarter of 2006.  In addition, we calculated amortization in the second quarter of 2006 over a four year schedule as opposed to the three year schedule used since the third quarter of 2006.

Impairment Loss.

The impending sale of IP Gear, Ltd. will result in a loss on the books of New World Brands and as this transaction is impending, it must be reflected on New World’s books now as an impairment loss of $2,462,447 on the investment in IP Gear, Ltd.  The impairment loss brings the value the net assets of IP Gear, Ltd. down the present value of the minimum payments the Company will receive on the transaction.

Net Loss.

The above factors contributed to a net loss before taxes of $4,012,738 for the quarter ended June 30, 2007, as compared to net loss before taxes of $722,873for the quarter ended June 30, 2006.

The above factors contributed to a net loss before taxes of $5,061,955 for the six months ended June 30, 2007, as compared to net loss before taxes of $1,639,173 for the six months ended June 30, 2006.

Liquidity and Capital Resources

We had recurring quarterly net losses and had cash used in operations in the quarter ended June 30, 2007 of ($1,550,290).  We had positive working capital of $419,038 at June 30, 2007.

We had recurring quarterly net losses and had cash used in operations in the six months ended June 30, 2007 of ($1,970,021).  We had positive working capital of $1,419,038 at June 30, 2007.

Capital Expenditures.

Total capital expenditures for the three and six month periods ended June 30, 2006 and June 30, 2007 were as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2007	Change
Capital Expenditures	$697,842	$281,909	-60%

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2007	Change
Capital Expenditures	$873,376	$1,308,838	50%

Of the $281,909  in capital expenditures for the first quarter of 2007, $275,260 consisted of R&D costs relating to development of software.

Of the $1,308,838 in capital expenditures for the first six months of 2007, $710,723 consisted of R&D costs relating to development of software.

Our balance sheet reflects a carrying value for software technology.  As of December 31, 2006 our balance sheet reflected a value for technology of $5,894,827, before amortization.

Additional capital expenditures included the following, among other items:

●	expansion and improvement of the Company’s VoIP network equipment, including equipment based at the Company’s primary network operations center in Eugene, Oregon; and

●	R&D costs, primarily at IP Gear, Ltd.’s facility in Israel, but including some R&D activities funded directly by IP Gear in the U.S. for the development of IP Gear, Ltd. technology.

Net cash provided by equity-based financing activities during the quarter ended June 30, 2007 amounted to $886,093 due to the sales of our securities to P&S Spirit, or related parties Dr. Passen.  Net cash provided by debt-based financing remained the same in the quarter ended June 30, 2007, compared to the quarter ended March 31, 2007.

Need for Additional Capital, Cost Reductions.

We had continuing negative cash flow from operating activities during the three and six month periods ended June 30, 2007, and we expect those operating losses and negative cash flow to continue.  The amount of our future cash needs will depend greatly on management decisions during the second quarter of 2007.

We believe that as a result of the sale of IP Gear, Ltd., our negative cash flow and operating losses should decrease substantially over the remainder of the fiscal year, and the opportunity to achieve positive cash flow and profitability is improved under our revised business plan.  In addition, we have secured another potential near-term source of capital as part of the sale of IP Gear, Ltd., by which we have gained access to an additional credit line from TELES of up to $1 million, and separate inventory purchase financing of between $200,000 and $500,000.  As a result, management expects that over the remainder of the fiscal year, and probably beyond, it will be able to focus its efforts less on raising capital and funding operational losses, and more on restructuring operations and cultivating high margin sales opportunities to achieve profitability.  However, the Company’s ability to pursue its current business plan without seeking additional debt or equity-based capital is entirely dependant on management’s ability to design and implement a revised business plan, and in any event, managers may recommend seeking additional debt or equity-based capital to expand or maintain operations.

Technology

Our balance sheet reflects a carrying value for software technology.  As of December 31, 2006, our balance sheet reflected a value for the technology of $5,894,827, before amortization.  As discussed in Note H to the Company’s quarterly unaudited financial statements (appearing in Item 1 of this Form 10-QSB), as a result of the sale of our IP Gear, Ltd. subsidiary, as of June 30, 2007, we accounted for this asset as impaired and held for sale.

Item 3.                                 CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we have evaluated under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures are reasonably effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As a result of the Reverse Acquisition, the Company’s former controls and procedures have been replaced with those formerly of Qualmax, and this Item 3 describes evaluation and operation of the controls and procedures formerly of Qualmax.  There has been no change in our internal controls over financial reporting during the period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II  -  OTHER INFORMATION

Item 1.                                LEGAL PROCEEDINGS

Former Employee Litigation

The lawsuit brought by a former employee of the Company, relating to stock options and prior compensation, has been settled, the Company agreeing that the plaintiff, is the holder of options to purchase 70,000 shares of the Company’s Common Stock.

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

The Blackstone Litigation

Qualmax was named as a defendant in a lawsuit entitled Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, filed August 10, 2006.  The facts underlying the proceeding relate to a contract between defendant Worldwide PIN Payment Corp. ("WPP") and plaintiffs, and a third party, to plaintiffs’ allegations of misappropriation of trade secrets and corporate opportunity, and to claims that defendants, or some of them, tortiously interfered with plaintiffs’ contract with a third party.  Plaintiffs seek monetary damages.  Management believes it is not entirely clear from the pleadings filed to date whether plaintiffs claim that Qualmax misappropriated trade secrets, or tortiously interfered with a third party contract, or is liable under some other theory.

On March 29, 2007, the first deposition in this matter was conducted of a non-party witness who is one of the principal creators of certain intellectual property owned, or controlled, by WPP. The deposition will be continued, but a continuation has not been scheduled as of the time of filing of this Report.  The first formal discovery request was made by the Company on March 27, 2007, followed by a second request on April 10, 2007.  The Company has not yet been required to file any responsive pleadings, but has provided initial materials responsive to the plaintiffs’ discovery requests.

Co-defendants have answered and filed counterclaims and third party claims, but none of the claims of co-defendants are against Qualmax nor do they allege wrongdoing by Qualmax as a defense to claims against them by plaintiffs.  The Company is still investigating the claims against it, and the facts surrounding the claims against co-defendants, but that investigation is in its early stages and is incomplete.  Based on the limited information available to management at this point, management does not believe Qualmax or the Company is liable for any wrongdoing, act or omission, in relation to the litigation, and management believes that Qualmax is not properly a party to the litigation.  However, management does not have sufficient information to provide a meaningful assessment of all the facts and circumstances relating to the claims against Qualmax and co-defendants nor to determine how costly and time-consuming defense of the matter may be regardless of the merits of the Company’s defense.  In addition, the Company believes it has viable claims for indemnification and damages against certain co-defendants but has not yet formally raised those claims or made a full determination of their value or role in the litigation.

Additional Disputes

In addition to the matters discussed above, the Company is involved in various disputes or litigation matters that arise in the ordinary course of business

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to the description of the purchase of Company stock by P&S Spirit, LLC, contained in Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operation – Recent Developments - P&S Spirit Stock Purchase.”

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

Item 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5.                    OTHER INFORMATION

Effective August 1, 2007, Ian T. Richardson resigned as Vice President and General Counsel of the Company and returned to private practice at his prior law firm (Gleaves Swearingen Potter & Scott LLP in Eugene, Oregon), where he continues to represent the Company as outside general counsel.

Also effective August 1, 2007, Duy Tran resigned as Vice President and Secretary of the Company.  He will continue to serve the Company as a consultant for an undetermined period of time.

The resignations of Messrs. Richardson and Tran were reported on the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2007.

Item 6.                     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of New World Brands, Inc. (A)

10.1	Term Loan and Security Agreement, dated as of March 30, 2007, by and among New World Brands, Inc. and P&S Spirit, LLC (B)

10.2	Term Note, dated as of March 30, 2007, by and among New World Brands, Inc. and P&S Spirit, LLC (B)

10.3	Guaranty by Qualmax, Inc., dated as of March 30, 2007, by and among Qualmax, Inc. and P&S Spirit, LLC (B)

10.4	Limited Guaranty, dated as of March 30, 2007, by and among M. David Kamrat and P&S Spirit, LLC (B)

10.5	Collateral Pledge Agreement, dated as of March 30, 2007, by and among Qualmax, Inc. and P&S Spirit, LLC (B)

10.6	Credit Line and Security Agreement, dated as of May 31, 2007, between New World Brands, Inc. and P&S Spirit, LLC (C)

10.7	Credit Line Note, dated as of May 31, 2007, of New World Brands, Inc. (C)

10.8	Guaranty of Qualmax, Inc., dated as of May 31, 2007 (C)

10.9	Collateral Pledge Agreement, dated as of May 31, 2007, by Qualmax, Inc. in favor of P&S Spirit, LLC (C)

10.10	Collateral Pledge Agreement, dated as of May 31, 2007, by New World Brands, Inc., in favor of P&S Spirit, LLC (C)

10.11
First Amendment to Amended and Restated Stock Subscription and Share Transfer Agreement, dated as of May 31, 2007, by and between New World Brands, Inc. and P&S Spirit, LLC, and acknowledged and agreed by M. David Kamrat and Noah Kamrat (C)

10.12
First Amendment to Amended and Restated Lock-Up Agreement, dated as of May 31, 2007, by and among New World Brands, Inc., Qualmax, Inc., M. David Kamrat, Jane Kamrat, Noah Kamrat, Tracy Habecker, Dr. Selvin Passen, Oregon Spirit, LLC, and P&S Spirit, LLC (C)

10.13
First Amendment to Amended and Restated Voting Agreement, dated as of May 31, 2007, by and among New World Brands, Inc., Qualmax, Inc., P&S Spirit, LLC, Dr. Selvin Passen, Oregon Spirit, LLC, and solely for the purposes of Section 21 of the Restated Original Voting Agreement, M. David Kamrat, Jane Kamrat, Noah Kamrat, and Tracy Habecker (C)

10.14	Preliminary Agreement, dated July 18, 2007, between New World Brands, Inc. and TELES AG Informationstechnologien (D)

10.15	Share Sale and Purchase Agreement, dated July 26, 2007, by and between New World Brands, Inc. and TELES AG Informationstechnologien (including the Partner Contract as Annex 2) (E)

10.16	Consent of Lender to Sale of Asset, dated July 26, 2007, by P&S Spirit, LLC (E)

31.1*       Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*       Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*       Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*       Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________________________
*	Filed herewith.
(A)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on April 30, 2007 and incorporated herein by reference.
(B)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on April 5, 2007 and incorporated herein by reference.
(C)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on June 6, 2007 and incorporated herein by reference.
(D)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on July 20, 2007 and incorporated herein by reference.
(E)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on August 1, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        NEW WORLD BRANDS, INC.

Dated:  August 20, 2007                                                                      By: /s/ M. David Kamrat
        M. David Kamrat
        Chief Executive Officer and Chairman of the Board

Dated:  August 20, 2007                                                                      By: /s/ Shehryar Wahid
       Shehryar Wahid
       Chief Financial Officer