Form 10QSB/A
period 2007-06-30
NEW WORLD BRANDS INC
filed 2007-10-03
CIK 799426

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB / A
Amendment No. 1

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the quarterly period ended June 30, 2007

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

EXPLANATORY NOTE

New World Brands, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (the “Amendment”) to its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, originally filed with the Securities and Exchange Commission on August 20, 2007 (the “Original Report”) to amend two inadvertent, typographical errors in the Company’s Condensed Consolidated Balance Sheet. The amount of “Inventories, net” is $752,208 (not $2,376,072, as specified in the Original Report). The amount of Assets Held for Sale is $2,376,072 (not $2,566,475, as specified in the Original Report).

The Amendment does not amend, update, or change any other items or disclosures contained in the Original Report.

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
June 30, 2007 (Unaudited)
June 30, 2007
(Unaudited)
Assets
Cash and Cash Equivalents	$1,419,038
Accounts Receivable, net	1,341,222
Inventories, net	752,208
Assets Held for Sale	2,376,072
Other Current Assets	544,775
Total Current Assets	6,433,315

Property and Equipment, net	1,459,764
Other Assets	100,000
Total Long-Term Assets	1,559,764

Total Assets	7,993,079

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	1,135,730
Other Current Liabilities	218,329
Total Current Liabilities	1,354,060

Long-Term Debt	1,103,942
Other Long-Term Liabilities	96,520
Total Long-Term Liabilities	1,200,462

Preferred Stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A Convertible Preferred Stock;
Series A Convertible Preferred Stock, $0.01 par value, 200 shares authorized, 0 shares issued and outstanding on June 30, 2007	-

Common Stock, $.01 par value, 600,000,000 shares and 50,000,000 shares authorized, 420,786,784 shares issued and outstanding on June 30, 2007	4,207,868
Paid-In Capital	33,583,486
Accumulated Deficit	(32,303,501)

Accumulated Other Comprehensive Loss	(49,295)
Shareholders’ Equity	5,438,557

Total Liabilities and Shareholders’ Equity	$7,993,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

               NEW WORLD BRANDS, INC.

Dated:  October 3, 2007                                                                                  By: /s/ M. David Kamrat
             M. David Kamrat
                 Chief Executive Officer and
                 Chairman of the Board

Dated:  October 3, 2007                                                                                  By: /s/ Shehryar Wahid
               Shehryar Wahid
               Chief Financial Officer