Form 10QSB
period 2007-09-30
NEW WORLD BRANDS INC
filed 2007-11-19
CIK 799426

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number 033-91432

                                 NEW WORLD BRANDS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-0401674
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: There were 414,979,673 shares of Common Stock, $0.01 par value, as of November 15, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ___  No   X

INDEX

        Page

PART I                   FINANCIAL INFORMATION

Item 1.                     Financial Statements

Condensed Consolidated Balance Sheets as of
September 30, 2007 (Unaudited) and December 31, 2006                                          2

Condensed Consolidated Statements of Operations for the Nine
Months Ended September 30, 2007 (Unaudited) and 2006 (Unaudited)                                 3

Condensed Consolidated Statements of Operations for the Three
Months Ended September 30, 2007 (Unaudited) and 2006 (Unaudited)                           4

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2007 (Unaudited) and 2006 (Unaudited)                                5

Notes to Condensed Consolidated Financial Statements (Unaudited)                             6

Item 2.                    Management’s Discussion and Analysis or Plan of Operation                                17

Item 3.                    Controls and Procedures                                                     36

PART II                 OTHER INFORMATION

Item 1.                    Legal Proceedings                                                        37

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds                                  38

Item 3.                    Defaults Upon Senior Securities                                                39

Item 4.                    Submission of Matters to a Vote of Security Holders                                    39

Item 5.                    Other Information                                                         39

Item 6.                    Exhibits                                                               39

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
as of September 30, 2007 and December 31, 2006 (Unaudited)

	September 30, 2007 (Unaudited)	December 1, 2006
Assets
Cash and Cash Equivalents	$ 1,510,976	$ 3,396,617
Accounts Receivable, net	1,397,336	1,496,865
Inventories, net	684,510	1,817,824
Other Current Assets	852,804	800,164
Current Assets	4,445,626	7,511,470

Property and Equipment, net	1,301,065	1,668,802
Other Asset	778,975	4,324,260
Long-Term Assets	2,080,040	5,993,062

Total Assets	6,525,666	13,504,532

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Liabilities	1,021,199	2,435,297
Other Current Liabilities	201,216	1,266,815
Current Liabilities	1,222,415	3,702,112

Long-Term Debt	553,446	175,147
Other Long-Term Liabilities	77,324	53,411
Long-Term Liabilities	630,770	228,558
Total Liabilities	1,853,185	3,930,670
Preferred Stock, $0.01 par value: 1,000 shares authorized, 200 shares designated as Series A Convertible Preferred Stock	-	-
Series A Convertible Preferred Stock, $0.01 par value: 200 shares authorized, 0 and 116.666974 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	-	1
Common Stock, $.01 par value: 600,000,000 and 50,000,000 shares authorized, 414,979,673 and 44,303,939 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	4,149,797	443,040
Paid In Capital	26,973,978	36,462,218
Accumulated Deficit	(26,451,294)	(27,282,102)
Accumulated Other Comprehensive Income	0	(49,295)
Stockholders’ Equity	4,672,481	9,573,862

Total Liabilities and Stockholders’ Equity	$ 6,525,666	$ 13,504,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
for the Nine Months Ended September 30, 2007 and 2006
 (Unaudited)

	September 30, 2007 (Unaudited)	September 30, 2006 (Unaudited)
Net Sales	$ 11,837,946	$ 13,034,341
Cost of Sales	10,335,632	11,455,898
Gross Profit	1,502,314	1,578,443
Sales, General and Administrative Expenses	(2,944,877)	(2,396,368)
Depreciation and Amortization	(309,868)	(1,150,307)
Interest Expense	(109,487)	(88,851)
Other Income	47,047	48,272
Provision for Taxes	-	(3,479)
Net Loss From Continuing Operations	$ (1,814,871)	$ (2,012,290)
Loss From Discontinued Operations	(3,870,359)	(1,029,858)
Loss From Sale of Discontinued Operations	(107,500)	-
Net Loss	$ (5,792,730)	$ (3,042,148)
Net Loss Per Share (basic)	$ (0.01)	$ (0.06)
Net Loss Per Share (diluted)	$ (0.01)	$ (0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
for the Three Months Ended September 30, 2007 and 2006
 (Unaudited)

	September 30, 2007 (Unaudited)	September 30, 2006 (Unaudited)
Net Sales	$ 4,182,157	$ 4,345,993
Cost of Sales	3,672,701	3,876,893
Gross Profit	509,456	469,100
Sales, General and Administrative Expenses	(1,019,608)	(659,166)
Depreciation and Amortization	(93,708)	(92,052)
Interest and Bank Charges	(26,379)	(46,418)
Other Income and Expenses	6,660	9,193
Provision for Taxes	-	-
Net Loss From Continuing Operations	$ (623,579)	$ (319,343)
Loss From Discontinued Operations	-	(300,033)
Loss From Sale of Discontinued Operations	(107,500)
Net Loss	$ (731,079)	$ (619,376)
Net loss Per Share (basic)	$ (0.00)	$ (0.01)
Net Loss Per Share (diluted)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	September 30,	September 30,
	2007	2007
	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$(5,793,029)	$(3,042,148)
Adjustments to Net Income
Depreciation and Amortization	299,579	401,278
Removal of Discontinued Operations	3,663,076	1,057,430
Foreign Currency Translation		(24,844)
(Incr)Decr in Accounts Receivable	(162,987)	583,310
(Incr)Decr in Inventory	201,243	899,938
(Incr)Decr in Prepaid expenses	(27,990)	163,555
Income Tax Receivable	-
Deferred Tax Asset	-	2,837
(Incr)Decr in Other Current Asset	493,722	(377,540)
(Decr)Incr in Accounts Payable	77,749	(758,991)
(Decr)Incr in Accrued Expenses	(582,939)	(517,100)
Customer Deposits	-
Income Taxes Payable	-
Deferred Income Taxes	-
(Decr)Incr in Other Current Liabilities	17,699	422,213
Employee Advances	(7,126)	31,503
Total - Cash Flows From Operating Activities	(1,821,004)	(1,158,560)

Cash Flows From Investing Activities:
Loans Receivable	(107,500)	(18,450)
Acquisition of Property and Equipment	(184,110)	(704,408)
Disposal of Property and Equipment	127,380	316,216
Net cash acquired from the reverse acquistion	-
Capitalized Acquisition costs		(445,532)
Short term receivable - sale of IPGear Israel	387,500
Long term receivable - sale of IPGear Israel	678,975
Other Asset	(1,190,300)	(1,437,414)
Total - Cash Flows From Investing Activities	(288,055)	(2,289,588)

Cash Flows From Financing Activities:
Short Term Borrowings	24,349	600,000
Credit Line	(984,323)	124,992
Long Term Borrowings		-
Proceeds from Notes payable	1,000,000	600,000
Payments on principal of notes payable	(500,000)	(2,660,000)
Proceeds from capital lease obligations	36,065
Payments on principal of capital lease obligations	(157,766)	(142,772)
Other Equity		3,491,840
Net repayment of advances from shareholders	(46,000)
Sale of Common Stock	851,093	443,041
Total - Cash Flows From Financing Activities	223,418	2,457,101

Total - Net Change in Cash and Cash Equivalents	(1,885,641)	(991,046)

Cash and Cash Equivalents at Beginning of Period	3,396,617	1,989,476

Total - Cash and Cash Equivalents at End of Period	$1,510,976	$998,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

	New World Brands, Inc. and Subsidiary
	Condensed Consolidated Changes in Shareholders' Equity
	for the Nine Months Ended September 30, 2007

								Accumulated	Retained
	Series A						Additional	Other	Earnings	Total
	Preferred Stock			Common Stock			Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount		Shares	Amount		Capital	Loss	Deficit)	Equity

Balance as at December 31, 2006	116.67	1.00		44,303,939	443,040		36,462,218	(49,295)	(27,282,102)	9,573,862
Conversion of Series A Preferred Stock to Common Stock April 24, 2007	(116.67)		(1.00)	61		1	0			-

Sale of Common Stock to P&S Spirit on May 31, 2007				22,222,222		222,222	628,871			851,093

Sale of IP Gear, Ltd. on July 1, 2007									(107,500)	(107,500)

Loss on Discontinued Operations									(3,870,399)	(3,870,399)

Removal of Discontinued Operations							(6,632,577)	49,295	6,623,578	40,296

Net Loss from Continuing Operations for the Nine Months ended September 30, 2007									(1,814,871)	(1,814,871)

	0.00		$-	66,526,222		$665,263	$30,458,512	$-	$(26,451,294)	$4,672,481

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated unaudited interim financial statements of New World Brands, Inc. (the “Company”) and IP Gear, Ltd. (the “Subsidiary”) were prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion and to the knowledge of management, the accompanying condensed consolidated unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) which, in the opinion of management and based upon management’s knowledge of the Company’s business operations during the period presented, are necessary to present fairly the Company’s financial position and cash flows for the period presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year.

As discussed in the Company’s Current Reports on Form 8-K, filed with the SEC on September 21, August 29, 2006 and June 23, 2006 and its Quarterly Report on Form 10-QSB, filed with the SEC on October 16, 2006, in June 2006, the Company decided to change its business plan by selling its wine and spirits business for the sum of $500,000 (the “Sale Transaction”), selling 7,500,000 shares of its common stock (the “Common Stock”) for $1,500,000 (the “Private Equity Investment”), and acquiring substantially all of the assets of Qualmax, Inc. (“Qualmax”) in exchange for shares of the Company’s Series A Convertible, par value $0.01 per share (the “Preferred Stock” and the transaction, the “Reverse Acquisition”). The Private Equity Investment was consummated on September 14, 2006, and the Sale Transaction and Reverse Acquisition were consummated on September 14 and 15, 2006, respectively. As a result of the Sale Transaction and Reverse Acquisition, the Company is no longer in the wine and spirits business, and the business formerly operated by Qualmax is now operated by the Company, meaning that New World Brands, Inc. is now a specialized internet protocol (IP) communications solutions provider, equipment reseller, and Voice over Internet Protocol (“VoIP”) service provider, focused on the deployment of best of breed VoIP networks, virtual private networks, turnkey network design, wireless connectivity and direct call traffic routing.

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

Under the generally accepted accounting principles in the United States of America (“GAAP”), the acquisition of Qualmax has been accounted for as a reverse acquisition and Qualmax has been treated as the acquiring entity for accounting and financial reporting purposes.  As such, the Company’s consolidated financial statements will be presented as a continuation of the operations of Qualmax and not New World Brands, Inc.  Accordingly, the accompanying financial statements consist of the balance sheet of both the Company and Qualmax as of September 30, 2007 and December 31, 2006, and the results of operations of both the Company and Qualmax for the three and nine months ended September 30, 2007 and September 30, 2006.  As a result of the Reverse Acquisition, the Company’s fiscal year changed from May 31 to December 31.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company suggests that these financial statements be read in conjunction with the year-end and interim financial statements and notes thereto, and additional information included in the Company’s prior annual, quarterly and current reports on Forms 10-KSB, 10-QSB and 8-K, respectively, as filed with the SEC.

The accompanying condensed consolidated unaudited interim financial statements have been prepared in conformity with GAAP and contemplate continuation of the Company as a going concern. During the first three quarters of 2007, during the fiscal year 2006 and in prior years, the Company incurred ongoing substantial losses and used cash from operating activities in 2006 and in prior years.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

These conditions raise substantial doubt about the Company’s ability to continue as a going concern without access to substantial additional capital or undertaking a restructuring or discontinuance of non-profitable business divisions or activities. As a result, during the third quarter of 2007, the Company sold its manufacturing and research subsidiary, IP Gear, Ltd. (as described below in “NOTE G—SALE OF DISCONTINUED OPERATIONS – IP GEAR, LTD.”) and has undertaken to restructure its remaining business operations accordingly. These condensed consolidated unaudited interim financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

 Updated Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in GAAP terms and expands disclosures about fair value measurements. While SFAS 157 does not require any new fair value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans.  In addition, SFAS 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year. The Company adopted SFAS 158 effective December 31, 2006, except for the change in measurement date provisions, which are not effective until 2008.  The Company does not expect the adoption of the change in measurement date provisions to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact, if any, that SFAS 159 will have on its consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B	INVENTORIES

Inventories as of September 30, 2006 and 2007 consisted of the following:

	September 30, 2006 Resale Hardware	September 30, 2007 Resale Hardware
Finished goods inventories	$ 875,531	$ 729,096
Less allowance for obsolete inventories	(93,973)	(44,586)
Inventories, net	$ 781,558	$ 684,510

NOTE C	NOTES PAYABLE

Loan from P&S Spirit

On and effective March 30, 2007, the Company entered into a term loan and security agreement with P&S Spirit (the “P&S Loan Agreement” and the debt obligation pursuant thereto, the “P&S Loan”).  The principal amount of the P&S Loan was $1,000,000.  Monthly payments of interest are only at two percent over the Wall Street Journal Prime Rate and are payable in arrears commencing on May 1, 2007.  The rate of interest on this loan was 9.75% on September 30, 2007. The principal balance of the P&S Loan and any unpaid accrued interest thereon becomes due in full on January 2, 2009.  The P&S Loan includes certain covenants, including a financial reporting requirement which is due 45 days after the close of a calendar quarter, and requirements that the Company maintain a ratio of current assets to current liabilities of at least 1.2 to 1  (third quarter 2007  ratio was 3.64 to 1) and a total liabilities to tangible net worth ratio not exceeding 2.5 to 1 (third quarter 2007 ratio was ratio 0.40 to 1). As of September 30, 2007, the Company was in compliance with both ratio requirements of the covenants.  For additional information concerning the P&S Loan Agreement and the P&S Loan, see the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2007.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C	NOTES PAYABLE (continued)

The P&S Loan also grants P&S Spirit a first position security interest with respect to all of the Company’s assets.  The P&S Loan is also backed by a guaranty by Qualmax (which, pending completion of the contemplated merger of Qualmax into the Company, holds a controlling interest in the Company), a security interest in the assets of Qualmax (consisting solely of 100 shares of Preferred Stock, which Preferred Stock was converted, effective April 24, 2007, upon the filing of the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, into 298,673,634 shares of the Company’s Common Stock, par value $0.01 per share), and by the personal guaranty of M. David Kamrat, Chairman of the Board and Chief Executive Officer of the Company, and a director and executive officer of Qualmax.  M. David Kamrat’s personal guaranty is limited to the sum of $1,000,000, although the guaranteed obligations include indemnification for certain claims against P&S Spirit relating to the P&S Loan.

On August 13, 2007, the Company paid $500,000 towards the balance of the P&S Loan. This reduced the balance of the loan to $500,000, and the remaining principal balance remains at this amount as of September 30, 2007. This P&S Loan is due in its entirety by December 31, 2008.

The principals of P&S Spirit include a director and stockholder of the Company, as well as its former Chief Executive Officer, and another who is also a director of the Company.

Total maturities of notes payable as of September 30, 2007 were as follows:

2007	$ -
2008	-
2009	500,000
Total notes payable	500,000

Notes payable, current portion	-

Notes payable, net of current portion	$ 500,000

Other Long-Term Debt

The balance of long-term debt owed by the Company relates to a number of capital leases.  The long-term portion of these leases total $ 53, 446.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D	STOCKHOLDERS’ EQUITY

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for the nine months ended September 30, 2007 and 2006:

Weighted average number of shares outstanding as at September 30, 2006:
Basic (Common Stock)	37,153,254
Preferred Stock (as converted to Common Stock)	13,092,541
Total	50,245,795
Effect of dilutive securities
Common Stock - options and warrants	-
Preferred Stock - options and warrants	-
Total	-
Weighted average number of shares outstanding (diluted)	50,245,795
Weighted average of options and warrants not included above (anti-dilutive):
Basic (Common Stock)	3,093,384
Preferred Stock (as converted to Common Stock)	-
Total	3,093,384
Weighted average number of shares outstanding as at September 30, 2007:
Basic (Common Stock)	402,769,600
Total	402,769,600
Effect of dilutive securities:
Common Stock - options and warrants	-
Preferred Stock - options and warrants	-
Total	-
Weighted average number of shares outstanding (diluted)	402,769,600
Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,548
Preferred Stock (as converted to Common Stock)	-
Total	61,050,548

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E	INCOME TAXES

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 (“FSP FIN 48-1),” which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (i) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (ii) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of the Company’s adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP, and the implementation has not resulted in any changes to its consolidated financial statements.

NOTE F	COMMITMENTS AND CONTINGENCIES

Credit Facility With Pacific Continental Bank

The Company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007.  The conditions of this agreement require the deposit of $250,000 with the bank as security for the services.  The deposit is in the Company’s money market account with the bank and is reported on its balance sheet as part of cash and cash equivalents.

Piecom Tech

As part of the agreement to sell its IP Gear, Ltd. subsidiary to TELES AG Informationstechnologien (“TELES”),  (see “NOTE G—SALE OF DISCONTINUED OPERATIONS – IP GEAR, LTD.”), the Company has accepted any liabilities and or any amounts recovered as a result of any claims from/against Piecom Tech (“Piecom”) to or from IP Gear, Ltd. in the future, beyond the date of closing the sale of our subsidiary.  Piecom Tech had been a vendor to IP Gear, Ltd. and was contracted to provide outsourced contract manufacturing services.  There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount held in escrow of $32,000 pending resolution of the matter. There is currently no expectation of any liability to the Company arising from this commitment.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F	COMMITMENTS AND CONTINGENCIES

MPI Litigation

As a result of the Reverse Acquisition, the Company assumed the liabilities of Qualmax.  Qualmax was named as a defendant in certain litigation filed in France before the Trade Tribunal of Nanterre against B.O.S. Better Online Solutions Ltd. (“BOS”) by Media Partners International (“MPI,” and the litigation thereto, the “MPI Litigation”), a former distributor of BOS, whose contract with BOS allegedly related to certain distribution rights for the product division Qualmax purchased from BOS on December 31, 2005.  Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense.  The litigation remains in its early stages.

Initial hearings on a motion for change of venue were concluded in February 2007; additional hearings were conducted in late April 2007; and the Company has been preliminarily informed that a decision from the court to maintain venue in France was made in September 2007.  At present, based upon the limited progress of the matter and without the benefit of the completion of factual discovery, management believes this litigation does not pose a significant financial risk to the Company.

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

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F	COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE G	SALE OF DISCONTINUED OPERATIONS – IP GEAR, LTD.

New World Brands completed the sale of its Israeli subsidiary IP Gear, Ltd. effective July 1, 2007.  The transaction was a sale of all the outstanding shares of the Company’s subsidiary to TELES of Germany in exchange for cash on closing and further payments over a period of time. New World Brands’ consideration, as determined by the final agreement, calls for four elements: a fixed price of $1,500,000 as part of closing; an earn out over four years paid quarterly of not less than $750,000 over the four years; a minimum of $400,000 over two  years defined as marketing support; and an interest bearing loan credit facility up to $1,000,000 repayable over four years (the terms of the loan have yet to be finalized as of September 30, 2007).  The Company also received a return of working capital invested during the transition period.  TELES assumed responsibility for all the liabilities and obligations of IP Gear, Ltd. except those specifically outlined in the agreement. The two items excluded are any past potential liability that IP Gear, Ltd. may have to the Office of the Chief Scientist of Israel and under a contract with one of IP Gear, Ltd.’s vendors.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G	SALE OF DISCONTINUED OPERATIONS – IP GEAR, LTD. (continued)

New World Brands’ management was authorized by the board to complete the sale to TELES of its IP Gear, Ltd. (Israel) subsidiary.  A preliminary agreement was reached at the end of June 2007, with a transaction date set for July 1, 2007; the closing occurred on July 26, 2007.  The final agreement for the sale of the subsidiary was approved by Board consent on July 25, 2007.  The stock purchase agreement calls for TELES to acquire all of the shares of IP Gear, Ltd. (Israel).

The condensed statement of operations below for the nine months ended September 30, 2007 represents the reclassified discontinued operations of New World Brands as a result of the sale of IP Gear, Ltd. The table below also shows the loss recorded at the end of the second quarter of 2007 due to the revaluation of the Company's investment in IP Gear, Ltd. down to its net realizable value as defined by the then-pending transaction to sell IP Gear, Ltd.

	Selected Statements of Operations Data for the Company’s Discontinued Operations for the Nine Months Ended September 30,
	2007	2006

Total Revenue	$998,981	$1,907,469
Pre-Tax Loss From Discontinued Operations	(1,407,911)	(1,183,863)
Income Tax Provision	-	-
Loss From Discontinued Operations	(1,407,911)	(1,183,863)

Pre-Tax Impairment Loss	(2,462,448)	-
Loss on Sale of IP Gear, Ltd.	(107,500)	-
Income Tax Provision	-	-
Loss From Discontinued Operations, net of tax	(3,977,859)	(1,183,863)

As a result of the impairment, the Company reported a loss of  $2,462,448 at the end of the second quarter in accordance with FASB No. 144, “Accounting for Impairment of and Disposal of Long-Lived Assets,” and in the third quarter, the Company incurred an additional $107,500 of losses as a result of the actual sale of the subsidiary. These losses are recorded on the Company’s financial statements in the income statements for the three and nine months ended September 30, 2007, in the line items “Loss from Discontinued Operations” and “Loss From Sale of Discontinued Operations,” respectively.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H	BUSINESS SEGMENT REPORTING (continued)

The following presents our segmented financial information by business line for the nine month periods ended September 30, 2007 and 2006.  As a result of the sale of its wholly-owned subsidiary, IP Gear, Ltd., the Company is currently focused on two principal lines of businesses: (i) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business, which operates under the name “NWB Networks,” including sales and support of TELES and IP Gear, Ltd. products; and (ii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business, which operates under the name “NWB Telecom.”

	2007	2006
Net Sales:
NWB Telecom	$ 8,078,406	$ 7,992,507
NWB Networks	3,759,540	5,041,833
	11,837,946	13,034,341
Cost of Sales:
NWB Telecom	6,989,059	6,989,059
NWB Networks	3,346,573	4,215,525
	10,335,632	11,455,898
Gross Profit:
NWB Telecom	1,089,347	826,308
NWB Networks	412,968	752,135
	$ 1,502,315	$ 1,578,443

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

References in this Quarterly Report on Form 10-QSB (the “Report”) to the “Company,” “we,” “us” and “our” are to New World Brands, Inc., commencing with the acquisition of Qualmax, Inc., a Delaware corporation (“Qualmax”), and, with respect to prior historical financial information, to Qualmax.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial operations.  This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein, and with our Annual Report on Form 10-KSB, filed with the Securities Exchange Commission (the “SEC”) on April 17, 2007 and our other prior filings with the SEC.

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

The Company has a short operating history and is operating in a rapidly changing industry environment, and our ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain.  While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors that could have a material adverse affect on the operations and future prospects of the Company include those factors discussed in our Annual Report on Form 10-KSB, filed with the SEC on April 17, 2007, under Item 1, “Description of Business—Certain Risk Factors,” and other factors set forth in this Report, and in our other SEC filings, including, without limitation, the following:


a downturn in the market for, or supply of, our core products and services, could reduce revenue and gross profit margin by placing downward pressure on prices and sales volume, and we may not accurately anticipate changing supply and demand conditions;


we have a limited backlog, or “pipeline,” of product and services sales, exposing future revenues and profits to fluctuations and risks of supply interruptions or rapid declines in demand, and to the extent we have a backlog in equipment sales, the backlog results from a shortage of product supply, which shortage could limit future revenue and any associated profit;


we have recurring quarterly and annual losses and continuing negative cash flow, which may continue, and very limited cash reserves, requiring us to either raise additional profits on capital or reduce costs relative to gross margins;

	we may not be able to raise necessary additional capital, and may not be able to reduce costs sufficiently to reverse our negative cash flow, absent additional capital;

	if we are successful in raising additional capital, it will likely dilute current stockholders’ ownership;
	we may not be able to effectively contain corporate overhead and other costs, including the costs of operating a public company, relative to our profits and cash;

	if we are forced to restructure to contain costs, we may lose enterprise value and lose time to market for our proprietary products; and
	changes in laws or regulations, or regulatory practices, in the U.S. and internationally, may increase our costs or prohibit continued operations or entry into some areas of business.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made.  Actual results may differ materially from those included in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

Overview of Business

We are a telecommunications sales and service company, focusing on products and services utilizing Voice over Internet Protocol (“VoIP”) technology.  As a result of the sale of our former subsidiary, IP Gear, Ltd. (“IP Gear, Ltd.”), we are no longer in the VoIP equipment research and development and manufacturing business, and instead currently focus on two principal lines of business: (i) resale and distribution of VoIP and other telephony equipment, and related professional services, particularly as the exclusive North American distributor of TELES AG Informationstechnologien (“TELES”) and IP Gear, Ltd. products; and (ii) telephony service resale, direct call routing and carrier support.  Our VoIP-related telecommunications equipment distribution and resale business, which formerly operated under the divisional name “IP Gear,” now operates under the name “NWB Networks.”  Our wholesale international VoIP service business, which formerly operated under the name “IP Gear Connect,” now operates under the name “NWB Telecom.”  Both NWB Networks and NWB Telecom are based in Eugene, Oregon.

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

Reverse Acquisition of Qualmax, Inc., Qualmax History.

On September 15, 2006, we sold our subsidiary, Importers, and acquired, by way of reverse acquisition, all of the assets and assumed all of the liabilities of Qualmax (the “Reverse Acquisition”).  The Reverse Acquisition marked a change in direction for our business, away from wine and spirits distribution, to the VoIP technology industry.  The Reverse Acquisition was accounted for as a reverse acquisition, with Qualmax being the accounting acquiring party.  The accounting rules for reverse acquisitions require that beginning with the date of the transaction, September 15, 2006, our balance sheet had to include the assets and liabilities of Qualmax, and our equity accounts had to be recapitalized to reflect the net equity of New World Brands, Inc.  Our historical operating results will be the operating results of Qualmax.  In conjunction with the Reverse Acquisition, in September 2006, we moved our headquarters from Florida to Eugene, Oregon, which were previously the headquarters of Qualmax.

As Qualmax, we were founded in 2002 as a reseller of VoIP-related telecommunications equipment from companies such as Cisco Systems and Quintum, and as a reseller of VoIP telephony service, primarily selling international service to telecom service providers.  In December, 2005, we expanded beyond our reseller business by acquiring a VoIP technology research and development division based in Israel, which we reorganized as a wholly-owned subsidiary and rebranded under the name IP Gear, Ltd.  From December 31, 2005 through July 1, 2007 we developed, manufactured and sold our own line of VoIP technology products via our Israel-based IP Gear, Ltd. subsidiary, while continuing to resell additional VoIP products of a variety of other manufacturers via our U.S.-based IP Gear value-added reseller (VAR) division.

Sale of IP Gear, Ltd. Subsidiary.

Effective July 1, 2007, we sold our wholly-owned subsidiary IP Gear, Ltd., an Israeli limited liability company based in Yokneam, Israel, to TELES, a telecommunications equipment manufacturer and technology development company based in Berlin, Germany, as reported in more detail in the Company’s Current Reports on Form 8-K filed with the SEC on July 20, August 1, and August 9, 2007, and as discussed in more detail below.  The sale of our IP Gear, Ltd. subsidiary represented a refocusing of our business plan away from research and development and direct manufacturing, and toward our historical core strengths in sales and service.  As a result of the sale, we currently base all of our operations at our headquarters in Eugene, Oregon.

By the sale of IP Gear, Ltd. to TELES, we divested ourselves of our manufacturing, research and development activities, and have now rededicated our efforts on distribution, sale, service, and support of VoIP-related telecommunications equipment and service.  As a part of the sale of IP Gear, Ltd., we became the exclusive distributor for both TELES products and IP Gear, Ltd. products in North America (as discussed in more detail below), and have therefore focused our telecommunications equipment sales and distribution plan on TELES and IP Gear, Ltd. products.

Employees.

As of September 30, 2007, we had 30 full-time employees and 2 part-time employees based in our Eugene, Oregon headquarters (including outside sales staff reporting to management in Eugene).  We consider our employee relationships to be good.  None of our employees are members of a labor union, and we have never experienced a work stoppage.

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

On and effective August 20, 2007, Noah Kamrat resigned as a member of the Board. On and effective August 20, 2007, at a special meeting of the Board and immediately following the acceptance of the resignation of Noah Kamrat as a member of the Board, Selvin Passen, M.D., was elected by the Board, in accordance with the Company’s Bylaws, to be a member of the Board as a Class II director.  Furthermore, immediately following the election of Dr. Selvin Passen, M.D., to the Board, Shehryar Wahid, who serves as Chief Financial Officer and Secretary of the Company, was elected by the Board, in accordance with the Company’s Bylaws, to serve as a member of the Board as a Class II director. The Company’s Board members at this time, therefore, consist of the following: Selvin Passen, M.D. and Shehryar Wahid, Class II; M. David Kamrat, Class III; and Jacob Schorr, Ph.D., Class III.

For additional information regarding the authorization of additional shares, the conversion of Preferred Stock and our staggered Board, reference is made to our Current Report on Form 8-K, filed with the SEC on April 30, 2007, and the Company’s Schedule 14C, filed with the SEC on March 20, 2007.

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

P&S Spirit Credit Line.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007, on and effective May 31, 2007, the Company entered into a Credit Line and Security Agreement (the “Credit Line Agreement” and the debt obligation pursuant thereto, the “Credit Line”) with P&S Spirit, LLC, a Nevada limited liability company (“P&S Spirit”).  The maximum principal available under the Credit Line is $1,050,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal), payable in relation to the then-outstanding principal; consecutive monthly payments of interest only (payable in arrears) are required commencing July 1, 2007; and all unpaid principal, interest and charges are due upon the maturity date of June 1, 2011.  Upon default, the entire Credit Line amount (including accrued unpaid interest and any fees) would be accelerated, and the Company would be required to pay any costs of collection.  The Credit Line Agreement includes certain affirmative covenants, including, without limitation, a financial reporting requirement (quarterly – 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2 to 1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5 to 1.0.

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

The principals of P&S Spirit include Dr. Selvin Passen, who is a director of the Company, as well as a stockholder of the Company and its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

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

Sale of IP Gear, Ltd. Subsidiary.

As previously reported on the Company’s Current Reports on Form 8-K filed with the SEC on July 20 and August 9, 2007, effective July 1, 2007 the Company sold its IP Gear, Ltd. subsidiary to TELES, a VoIP equipment developer and manufacturer based in Berlin, Germany, pursuant to a Share Sale and Purchase Agreement (the “Final Agreement”), following the execution of a preliminary share sale and purchase agreement (the “Preliminary Agreement”), both agreements of which are governed by the laws of Germany.  The Preliminary Agreement was executed on July 18, 2007, and the Final Agreement was approved by the Board and by TELES’s supervisory board on July 25, 2007.  The closing of the purchase and sale took place on July 26, 2007, immediately upon the execution of the Final Agreement.  The share sale and purchase has an effective date, for accounting purposes, of July 1, 2007.

Pursuant to the Final Agreement, the Company agreed to sell all of the outstanding capital stock of its wholly-owned subsidiary, IP Gear, Ltd., to TELES for a purchase price consisting of: (i) a payment at closing of $1.5 million and (ii) an earn out equal to 10% of TELES’s worldwide revenues (including revenues of TELES’s affiliates) within TELES’s CPE Product Line (as defined in the Final Agreement) for a period of four years after closing.  The total earn out payments shall not be less than $750,000 (the “Minimum Earn Out”), and shall not be subject to a cap.  The Minimum Earn Out shall be paid in quarterly amounts of $46,875, each quarterly payment due within 90 days of the close of the quarter, commencing with the quarter ended September 30, 2007.  In the event the Minimum Earn Out is exceeded, the differential amount is due within 90 days after June 30, 2008, 2009, 2010 and 2011.  As of November 19, 2007, we have not been provided sales information from TELES sufficient to determine whether the Minimum Earn Out amount was exceeded during the third quarter of 2007.

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

In accordance with the Final Agreement, the Company and TELES entered into a partner contract (the “Partner Contract”), relating to the promotion, marketing, sale and support of certain products of TELES and IP Gear, Ltd., pursuant to which the Company will become the exclusive distributor of products of TELES and IP Gear, Ltd. in North America (including the United States, Canada, Mexico, all Caribbean nations, Guatemala and Honduras).  In connection therewith, TELES granted the Company a marketing subsidy in the amount of $200,000 per year for a period of two years (and for a third year, based on revenues, if agreed by the parties), and TELES granted the Company an inventory credit line in the amount of $200,000, which may be increased based upon subsequent sales performance by the Company. In addition, TELES agreed to grant the Company a line of credit in the amount of $1,000,000 (the “TELES Loan”) pursuant to a separate loan agreement to be finalized by the parties within 20 days following closing.  The loan agreement is to have a four-year term, in which the Company is required to redeem the loan in 12 quarterly installments (beginning after the first year), with a fixed interest rate of 7% per annum.  As of November 19, 2007, negotiations regarding the TELES Loan had not been concluded among the Company, TELES and P&S Spirit.

The Preliminary Agreement was included as Exhibit 10.1 to the Company’s Current Form on Form 8-K, filed with the SEC on July 20, 2007.  The Final Agreement and the Partner Contract were included as Exhibit 10.1 and Annex 2 to Exhibit 10.1, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2007.

The sale of IP Gear, Ltd., which was completed on August 7, 2007, is further discussed below in “—Results of Operations—Sale of IP Gear, Ltd. Subsidiary.”

Partial Repayment of Term Loan.

On July 26, 2007, P&S Spirit executed a consent to the sale of IP Gear, Ltd. by the Company (the “Lender Consent”), which was filed with the SEC on August 1, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K.  Pursuant to two loan agreements, a term loan dated March 29, 2007 (the “Term Loan”) and the Credit Line dated May 31, 2007 (together, the “Loans” or “Loan Agreements,” as applicable) entered into by P&S Spirit and the Company, P&S Spirit had a security interest in all of the Company’s shares of IP Gear, Ltd., and furthermore, the sale of the Company’s IP Gear, Ltd. shares without P&S Spirit’s consent would have caused a repayment by the Company of all outstanding principal under the Loans.

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

Management and Board Changes.

Since the filing with the SEC of the Company’s Annual Report on Form 10-KSB on April 17, 2007, there have been various changes in the composition of both the Board and senior management, which is described in more detail below in “PART II—ITEM 5. OTHER INFORMATION. ”

Results of Operations

Company-Wide Revenue and Cost of Goods.

Company-Wide (referring to the Company’s two principal lines of business, on a consolidated basis) revenue and cost of goods for the three month and nine month periods ended September 30, 2006 and September 30, 2007 were as follows:

Company-Wide	3 Months Ended September 30, 2006	3 Months Ended September 30, 2007	Change
Revenue	4,345,993	4,182,157	(3.77%)
Cost of Goods	3,876,893	3,672,701	(5.27%)
Gross Margin	10.79%	12.18%	12.86%
Gross Profit	469,100	509,456	8.60%

Company-Wide	9 Months Ended September 30, 2006	9 Months Ended September 30, 2007	Change
Revenue	13,034,341	11,837,946	(9.18%)
Cost of Goods	11,455,898	10,335,632	(9.78%)
Gross Margin	12.11%	12.69%	4.80%
Gross Profit	1,578,443	1,502,314	(4.82%)

Company-Wide revenue and gross profit reflect the results of the Company’s initiatives in both equipment and service divisions to improve gross margins and quality of accounts receivable, and to reduce slow moving inventory.  We have also worked to position the Company for revenue growth and are implementing sales and marketing initiatives in both divisions. However, despite our improved margins, our gross profit for the first nine months of 2007 slightly decreased over the first nine months of 2006, reflecting lower revenues in the first nine months of 2007.

The table below shows the portion of Company-Wide revenue, cost of goods and gross profit attributable to each of our two business divisions during the three month and nine month periods ended September 30, 2007. We note that the following percentages are based upon pro forma restated unaudited financial statements for the period ended September 30, 2007, showing our former subsidiary, IP Gear, Ltd. (an Israeli company), listed as discontinued operations; furthermore, the following percentages are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service:

3 Months Ended September 30, 2007	NWB Networks	NWB Telecom
Portion of Company-Wide Revenue	37.41%	62.59%
Portion of Company-Wide Cost of Goods	37.38%	62.62%
Portion of Company-Wide Gross Profit	37.60%	62.40%

9 Months Ended September 30, 2007	NWB Networks	NWB Telecom
Portion of Company-Wide Revenue	31.76%	68.24%
Portion of Company-Wide Cost of Goods	32.38%	67.62%
Portion of Company-Wide Gross Profit	27.49%	72.51%

The following discussion of gross profit on a per-business line basis provides additional information regarding each line’s performance.

We note that our quarterly revenue and cost figures are unaudited and preliminary.  We have implemented financial reporting tools to accurately segregate revenue and costs on a divisional and quarterly basis beginning in the fourth quarter of 2006.  However, those tools were not in use during the first three quarters of 2006, and therefore the quarterly and divisional figures for the period during 2006 reflect certain allocations and assumptions, and are potentially inaccurate, but are consistent in all material respects with our audited 2006 consolidated financial statements.  We note also that because we sold no meaningful volume of TELES products in 2006, we are not able to provide sales and profit figures, for comparison purposes or otherwise, for periods ending in 2006.

Sale of IP Gear, Ltd. Subsidiary.

As described above in “—Recent Developments—Sale of IP Gear, Ltd. Subsidiary,” effective July 1, 2007, the Company sold its IP Gear, Ltd. subsidiary to TELES, a VoIP equipment developer and manufacturer based in Berlin, Germany.

We believe that IP Gear, Ltd.’s losses through the second quarter of 2007 reflect a long-term trend in declining VoIP technology prices, and that to maintain a research and development and manufacturing business and regain profitability would require a lengthy and sustained cost-cutting effort and substantial interim financing.  We did not know how long that process would take or whether we would ultimately be able to adequately adjust our costs in relation to our competitors.  Further, during the entire period of our ownership of IP Gear, Ltd., even during periods of higher gross margin, IP Gear, Ltd. experienced substantial operating losses and negative cash flow.  Our ability to secure sources of funding for IP Gear, Ltd.’s operating losses was tenuous, and we were not been able to identify a source of adequate additional capital on acceptable terms, in the form of equity or debt, within the time needed for operations.  Faced with a rapidly deteriorating cash position, and limited prospects for securing necessary capital on acceptable terms within the necessary timeframe, we determined that the Company’s interests would be best served by a sale of our IP Gear, Ltd. subsidiary.

We further believe that the sale of IP Gear, Ltd. to TELES provides the Company an opportunity for growth and restructuring beyond the sale itself, in the form of the Partner Contract granting the Company exclusive rights (subject to certain limitations) to distribute both TELES and IP Gear, Ltd. products in North America.  We recognize that by selling IP Gear, Ltd., we have given up the opportunity to build upon a potentially valuable technology asset.  However, we believe that the short-term cash flow and operational benefit to the Company, and the potential long-term value represented by our new Partner Contract with TELES, make the transaction very favorable to the Company.

NWB Networks Division Revenue and Cost of Goods.

Our VoIP and other telephony product distribution and resale business, which formerly operated under the name “IP Gear,” has been renamed “NWB Networks.”  NWB Networks focuses on the distribution, resale and support of TELES and IP Gear, Ltd. products, and, on a more limited basis, continues to act as a niche reseller of certain additional manufacturers’ products.

Revenue and cost of goods for the NWB Networks division for the three month and nine month periods ended September 30, 2006 and September 30, 2007 were as follows:

NWB Networks	3 Months Ended September 30, 2006	3 Months Ended September 30, 2007	Change
Revenue	1,502,402	1,564,525	4.13%
Cost of Goods	1,320,849	1,372,970	3.95%
Gross Margin	12.01%	12.24%	1.92%
Gross Profit	180,491	191,555	6.13%

NWB Networks	9 Months Ended September 30, 2006	9 Months Ended September 30, 2007	Change
Revenue	5,041,833	3,759,540	(25.43%)
Cost of Goods	4,215,525	3,346,573	(20.61%)
Gross Margin	16.39%	10.98%	(32.98%)
Gross Profit	826,308	412,968	(50.02%)

In the first quarter and first nine months of 2007, we experienced a substantial decrease in revenue and gross profit margin in our U.S.-based equipment reseller business, compared to the comparable periods in 2006.  The comparative figures for the nine month periods illustrate the deterioration of the Company’s telecom equipment reseller business beginning in mid-2006.  The comparative figures for the three month periods reflect our efforts to stabilize revenues and improve our margins in our reseller business.

Sales of our legacy VoIP equipment resale business (VoIP access servers and related equipment, particularly Cisco and Quintum products) have stabilized, albeit at levels much lower than we experienced in the first half of 2006, and we continue to struggle to maintain acceptable gross margins.

We believe that our margins are not likely to improve in these product lines in the near term.  Our search for higher margin product lines has resulted in our exclusive distributor status in relation to TELES and IP Gear, Ltd. products.

We believe that the consummation of the Partner Contract with TELES will play a key role in our initiative to improve revenues and margins in our NWB Networks division.  In particular, by acquiring IP Gear, Ltd., TELES now offers a more comprehensive product line, and TELES products greatly expand the scope of IP Gear, Ltd.’s product line.  Our relationship with TELES as an exclusive distributor in North America provides an opportunity for the Company to sell these products at an attractive margin.  In light of the Partner Contract, we plan to focus sales and distribution growth on North American sales of TELES and IP Gear, Ltd. products and certain other complementary products, for as long as we maintain our distributor relationship with TELES, and to continue to pursue other product sales opportunities on a more opportunistic basis, particularly where complementary to sales of our core TELES and IP Gear, Ltd. product line.  We are currently pursuing a sales and marketing campaign in North America, in concert with TELES, under the name “TELES USA.”

We note that the Company has been selling TELES equipment as an exclusive distributor only since July, 2007, and therefore have very limited experience and only preliminary results on which to evaluate future potential.

The tables below show the portion of NWB Networks divisional revenue, cost of goods and gross profit attributable to sales of TELES and IP Gear products, in comparison to sales of all other products, during the three month and nine month periods ended September 30, 2007. We note that the following figures are based upon pro forma restated unaudited financial statements for the period ended September 30, 2007, showing our former subsidiary, IP Gear, Ltd. (an Israeli company) listed as discontinued operations; the following figures are based only upon the operations of the Company’s NWB Networks division continuing businesses in equipment distribution and resale for the following periods in 2007:

3 Months Ended September 30, 2007	TELES/IP Gear Products	Other Products
Revenue	546,305	1,018,220
Cost of Goods	397,267	975,703
Gross Margin for Product Line	27.28%	4.18%
Gross Profit	149,038	42,517

9 Months Ended September 30, 2007	TELES/IP Gear Products	Other Products
Revenue	780,098	2,979,442
Cost of Goods	544,506	2,802,067
Gross Margin for Product Line	30.20%	5.95%
Gross Profit	235,592	177,376

The majority of our TELES product sales during the third quarter of 2007 have been of TELES’s mobile fixed wireless application gateways, marketed under the iGate and vGate brands.  TELES mobile gateways provide a consolidated mobile, public switched telephone network (PSTN) and VoIP gateway solution to carriers and corporate network customers seeking to connect their private branch exchange (PBX) to mobile and VoIP services, and can be added to integrated services digital network (ISDN) and internet protocol (IP) environments for least cost routing and other advanced call routing and rerouting applications.

Our initial TELES sales orders have outpaced TELES’s ability to supply certain products, particularly fixed wireless gateways, potentially constraining sales growth and negatively impacting customer relations and brand acceptance.  We believe time-to-market is a critical component of success for technology product sales.  Our customers’ technology needs and opportunities will not wait for our production capacity to catch up.  However, we remain confident in TELES’s ability to increase manufacturing in order to meet customer demand in key product lines, such as fixed wireless gateways and customer premise VoIP equipment, and we believe the current product backlog is a result of the start-up of our North American sales campaign and can be resolved over the coming quarters.

All products purchased from TELES are per contract quoted in the base currency used by TELES, the Euro.  New World Brands sells all goods to its customers in U.S. dollars.  As a result, we have a certain exposure to currency risk to the extent the relative value of the U.S. dollar drops compared to the Euro.  During the nine months ended September 30, 2007, the Euro increased relative to the U.S. dollar, and it appears likely that the Euro may increase further.  Currently, our exposure to dollar devaluation relative to the Euro is limited (i) because our purchase volume from TELES and other Euro-based manufacturers has been limited compared to our total revenue, (ii) because we do not maintain a substantial amount of Euro-based inventory and (iii) because we have been able adjust product pricing and limit the time between Euro-based product purchase and dollar-based product sale.  However, if we are successful in our efforts to increase TELES sales, and if we substantially increase our Euro-based inventory, our exposure to currency risk will increase.

NWB Telecom Division Revenue and Cost of Goods.

Our wholesale VoIP services business, which formerly operated under the name “IP Gear Connect,” has been renamed “NWB Telecom.”

Revenue and cost of goods for the IP Gear Connect division (wholesale VoIP services) for the three month and nine month periods ended September 30, 2006 and September 30, 2007 were as follows:

NWB Telecom	3 Months Ended September 30, 2006	3 Months Ended September 30, 2007	Change
Revenue	2,843,827	2,617,632	(7.95%)
Cost of Goods	2,540,359	2,299,731	(9.47%)
Gross Margin	10.67%	12.14%	13.78%
Gross Profit	303,468	317,901	4.76%

NWB Telecom	9 Months Ended September 30, 2006	9 Months Ended September 30, 2007	Change
Revenue	7,992,506	8,078,406	1.07%
Cost of Goods	7,044,619	6,989,059	(0.79%)
Gross Margin	11.86%	13.48%	13.66%
Gross Profit	947,887	1,089,347	14.92%

We completed the initial implementation of our upgraded switching equipment as of September 30, 2007, thereby expanding the potential volume of our wholesale telephony service offering, and our switching monitoring, support and service capacity in order to adequately support expanding service volume.  We are also in the process of ramping-up sales and marketing efforts, and we expect to make progress toward increased volume throughout the fourth quarter of 2007.

The comparative periods’ increase in gross profit resulted primarily from our continued focus on higher margin niche markets and longer-term vendor relationships.  Our increased selectivity in this area has also slowed revenue growth to some degree.  The focus on niche markets increases our reliance on a limited number of small telecom carriers operating in foreign countries, whose service may be prone to interruption, and may only be replaced at substantially higher prices or lower quality.  Our near-term plan for the NWB Telecom division is to continue to pursue higher gross margin VoIP termination routes from a more diversified group of vendors at a revenue growth rate we are able to maintain and finance.  Our longer term plan includes expansion of our carrier and customer service capabilities, by building on the network infrastructure and expertise that we have developed by reselling termination routes.

During the three month period ended September 30, 2007, NWB Telecom has substantially expanded its purchases of foreign termination service from a particular affiliated group of vendors.  The following table illustrates, for the three month period ended September 30, 2007, the revenue generated from resale of service purchased from these vendors, and the related cost, in comparison to the costs and associated revenue of all other NWB Telecom vendors during the period:

3 Months Ended September 30, 2007	Significant Vendor	All Other NWB Telecom Vendors
Cost (amounts paid to vendor)	1,089,637	1,210,094
Revenue (generated from resale of service purchased from vendor)	1,307,497	1,310,135
Gross Profit (earned from resale of service purchased from vendor)	217,860	100,041

Resale of termination routes purchased from the affiliated vendors represented 49.95% of revenue for the NWB Telecom division, 31% of the revenue for the entire Company, and generated 68.53% of the gross profit of the NWB Telecom division and 43% of the gross profit of the entire Company.

These vendors are under no enforceable obligation to sell us service of any kind, and we are under no obligation to buy, other than on a week-by-week basis.  Furthermore, we can have no assurance that these vendors will continue to be able to offer services for sale at the gross margins currently earned.  Loss of this significant vendor, or of the high-margin services we currently purchase, would result in an attendant loss of associated gross profits, without a corresponding immediate decrease in related sales, general and administrative costs, therefore negatively impacting our overall profitability in the near term.

Total Company Expenses.

Total Company expenses (sales, marketing, general and administrative) for the three month and nine month periods ended September 30, 2006 and September 30, 2007 were as follows:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2007	Change
Total Expenses	659,166	1,019,608	54.68%

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2007	Change
Total Expenses	2,396,368	2,944,877	22.89%

The substantial increase in total expenses for the comparative three month periods is due primarily to (i) increases in staffing, technical and service costs for our NWB Telecom business and TELES reseller business, in support of sales and marketing and (ii) increases in legal, accounting and other professional fees.  We do not anticipate recurring professional fees of the magnitude reflected in the third quarter of 2007, but we do anticipate continued increases in sales and marketing expenses in our effort to increase revenue.

We note that the above figures are based upon pro forma restated unaudited financial statements for the periods ended September 30, 2007 and 2006, showing our former subsidiary, IP Gear, Ltd. (an Israeli company), listed as discontinued operations; the above figures are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service.

Interest.

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2007
Interest	46,418	26,379
	9 Months Ended September 30, 2006	9 Months Ended September 30, 2007
Interest	88,851	109,487

The change over both periods is due primarily to fluctuations in the principal amount of the Term Loan and the BoA Loan.

Amortization and Depreciation.

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2007	Change
Depreciation	314,076	330,624	5.00%
Amortization	1,199,087	1,126,262	(6.07%)

Amortization and depreciation for the Company declined in the most recent quarter due to the sale of our IP Gear, Ltd. (Israel) subsidiary and the related disposition of our principal software technology asset.  Our U.S.-based operations have a very limited amount invested in software technology, and as a result, our current amortization is negligible and not expected to increase in the near term.

Net Loss.

The above factors contributed to a net loss for the Company for both the three and nine month periods ended September 30, 2007.  As a result of the sale of our IP Gear, Ltd. subsidiary to TELES, we are required to restate financials on a pro forma basis for the three and nine month periods ended September 30, 2007 and 2006, showing our former subsidiary, IP Gear, Ltd., listed as discontinued operations, and separately reporting the results of operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service.  However, we believe that for a better understanding of the impact of the IP Gear, Ltd. sale on our net losses, it is important to also consider the Company’s net losses reported to include the losses generated by discontinued operations (meaning, including losses from IP Gear, Ltd.) in net losses generated by continuing operations.  The Company’s net losses for the three and nine month periods ended September 30, 2007 and 2006, shown both excluding and including discontinued operations, are as follows:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2007
Net Loss From Continuing Operations Only	(319,343)	(623,579)

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2007
Net Loss From Continuing Operations Only	(2,012,290)	(1,814,871)

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2007
Net Loss From Continuing and Discontinued Operations	(619,376)	(731,079)

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2007
Net Loss From Continuing and Discontinued Operations	(3,042,148)	(5,792,730)

Liquidity and Capital Resources

We had recurring quarterly net losses and had cash used in operations in the nine months ended September 30, 2007 of ($432,621) compared to ($243,614) for the nine months ended September 30, 2006. For the three months ended September 30, 2007, we had a net increase in cash from operations of $1,365,772 compared to the three months ended September 30, 2006 of a net use of cash from operations of ($862,128).

We had positive working capital of $3,223,212 at September 30, 2007.

We had continuing negative cash flow from operating activities during the nine month period ended September 30, 2007.  However, we had a net increase in cash from operations in the three months ended September 30, 2007, reflecting the impact on Company costs of sale of our IP Gear, Ltd. subsidiary.

Capital expenditures.

Prior to our sale of our IP Gear, Ltd. subsidiary, we provided a substantial amount of information regarding our cash position and capital resources.  We believed this information to be of critical importance because we experienced substantial negative cash flow, and expected that negative cash flow to continue while we continued to fund development of new products by IP Gear. Ltd.  Our focus prior to sale of IP Gear, Ltd. was not on achieving positive cash flow, but on securing capital to fund continued operating losses.

Now, after the sale of IP Gear, Ltd. and the related change in our business model, our near-term goal is to achieve positive cash flow, and to operate within the capital resources currently available to us.  Company expenditures in capital have reduced significantly since the sale of IP Gear, Ltd.  Current capital expenditures are primarily related to investments made in the switching equipment used to operate the NWB Telecom division.  In the current quarter, the Company invested $92,079 into capital expenditures, as compared to $22,840 during the same quarter in 2006 (based upon pro forma restated unaudited financial statements for the period ended September 30, 2007, showing our former subsidiary, IP Gear, Ltd. (an Israeli company) listed as discontinued operations).

Reasons for reduced capital expenditures included the following, among other items:

•	The Company engaged in no meaningful research and development activities during the quarter ended September 30, 2007;

•	The Company had no equity based financing activities during the quarter ended September 30, 2007;

•	Net cash provided by debt-based financing activities remained unchanged in the quarter ended September 30, 2007 compared to the quarter ended June 30, 2007.

Future Capital Needs.

We believe that as a result of the sale of IP Gear, Ltd., our negative cash flow and operating losses should decrease substantially over the course of the fiscal year, and we believe the Company is now positioned to achieve positive cash flow.  We believe that under current market conditions for the Company’s products and services, we will be able to operate for the foreseeable future within the capital resources currently available to us (including, without limitation, cash, receivables, loan and stocking/inventory credit facilities and marketing funds).

As a result, management expects that over the remainder of the fiscal year, and probably beyond, it will be able to focus its efforts on restructuring operations and cultivating high margin sales opportunities, rather than on raising capital and funding operational losses.  However, the Company’s ability to pursue its current business plan without seeking additional debt or equity-based capital is entirely dependent on management’s ability to increase revenues at current or higher gross margins, while decreasing overall Company costs relative to gross profits, and there can be no assurance that current market conditions will continue or that management will  achieve its goals.  In addition, management may recommend seeking additional debt or equity-based capital to grow or maintain operations, if market conditions appear to support additional investment.

Technology

Our balance sheet reflects a carrying value for our Claro software technology.  As of December 31, 2006, our balance sheet reflected a value for the Claro technology of $5,894,827, before amortization.  As discussed in “NOTE G—SALE OF DISCONTINUED OPERATIONS – IP GEAR, LTD.” to the Company’s quarterly unaudited financial statements (appearing in Item 1 of this Form 10-QSB), as a result of the sale of our IP Gear, Ltd. subsidiary, as of June 30, 2007, we account for this asset as sold.

ITEM 3.                      CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we have evaluated under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures are reasonably effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As a result of the Reverse Acquisition, the Company’s former controls and procedures have been replaced with those formerly of Qualmax, and this Item 3 describes evaluation and operation of the controls and procedures formerly of Qualmax.  There has been no change in our internal controls over financial reporting during the period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

Former Employee Litigation

The lawsuit brought by a former employee of the Company, Fred Singer, relating to stock options and prior compensation, has been settled, the Company agreeing that the plaintiff, Mr. Singer, is the holder of options to purchase 70,000 shares of the Company’s Common Stock.

MPI Litigation

As a result of the Reverse Acquisition, the Company assumed the liabilities of Qualmax.  Qualmax was named as a defendant in certain litigation filed in France before the Trade Tribunal of Nanterre against B.O.S. Better Online Solutions Ltd. (“BOS”) by Media Partners International (“MPI,” and the litigation thereto, the “MPI Litigation”), a former distributor of BOS, whose contract with BOS allegedly related to certain distribution rights for the product division Qualmax purchased from BOS on December 31, 2005.  Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense.  The litigation remains in its early stages.

Initial hearings on a motion for change of venue were concluded in February 2007; additional hearings were conducted in late April 2007; and the Company has been preliminarily informed that a decision from the court to maintain venue in France was made in September 2007.  At present, based upon the limited progress of the matter and without the benefit of the completion of factual discovery, management believes this litigation does not pose a significant financial risk to the Company.

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

Additional Disputes

In addition to the matters discussed above, the Company is involved in various disputes or litigation matters that arise in the ordinary course of business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to the description of the purchase of Company stock by P&S Spirit, LLC, contained in PART I—Item 2. Management’s Discussion and Analysis or Plan of Operation—Recent Developments—P&S Spirit Stock Purchase.”

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                      OTHER INFORMATION

Effective August 1, 2007, Ian T. Richardson resigned as Vice President and General Counsel of the Company and returned to private practice at his prior law firm (Gleaves Swearingen Potter & Scott LLP in Eugene, Oregon), where he continues to represent the Company as outside counsel.

Also effective August 1, 2007, Duy Tran resigned as Vice President and Secretary of the Company.  From the time of his resignation through October 1, 2007, Mr. Tran served as a consultant to the Company.

The resignations of Messrs. Richardson and Tran were reported on the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2007.

Effective August 20, 2007, Noah Kamrat resigned as a director of the Company, and Dr. Selvin Passen and Shehryar Wahid were elected to serve on the Board as Class II directors, as reported on the Company’s Current Report on Form 8-K, filed with the SEC on August 24, 2007.

ITEM 6.                    EXHIBITS

10.1	Preliminary Agreement, dated July 18, 2007, between New World Brands, Inc. and TELES AG Informationstechnologien (A)

10.2	Share Sale and Purchase Agreement, dated July 26, 2007, by and between New World Brands, Inc. and TELES AG Informationstechnologien (including the Partner Contract as Annex 2) (B)

10.3                        Consent of Lender to Sale of Asset, dated July 26, 2007, by P&S Spirit, LLC (B)

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

    NEW WORLD BRANDS, INC.

Dated:  November 19, 2007                                                                      By: /s/ M. David Kamrat
                            M. David Kamrat
                            Chief Executive Officer and
                                            Chairman of the Board

Dated:  November 19, 2007                                                                      By: /s/ Shehryar Wahid
                            Shehryar Wahid
                            Chief Financial Officer