Form 10KSB
period 2007-12-31
NEW WORLD BRANDS INC
filed 2008-04-16
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007

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
Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $17,101,203.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates (42,450,484 shares as of March 26, 2008) computed by reference to the closing price of the Common Stock as of March 26, 2008 ($0.07): $2,971,534.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 414,979,673 shares of Common Stock, $0.01 par value per share, as of March 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

General

References in this Annual Report on Form 10-KSB (the “Report”) to the “Company,” “we,” “us,” “our” and similar words are to New World Brands, Inc., commencing with the acquisition of Qualmax, Inc., a Delaware corporation (“Qualmax”), and, with respect to prior historical financial information, to Qualmax. The results of operations of the company’s former subsidiary, IP Gear, Ltd. (“IP Gear, Ltd.”) are reported as discontinued operations, as a result of our sale of IP Gear, Ltd. effective July 1, 2007.

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

Disclosure Regarding Forward-Looking Statements

We caution readers that this Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, written, oral or otherwise, are based on the Company’s current expectations or beliefs rather than historical facts concerning future events, and they are indicated by words or phrases such as (but not limited to) “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology. Forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause the Company’s business, strategy, or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections, and therefore there can be no assurance that any forward-looking statement contained herein, or otherwise made by the Company, will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

The Company has a short operating history and is operating in a rapidly changing industry environment, and its ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could have a material adverse affect on the operations and future prospects of the Company on a condensed basis include those factors discussed under Item 1, “Description of Business—Certain Risk Factors” and Item 6, “Management’s Discussion and Analysis or Plan of Operation” in this report, and include, but are not limited to, the following:

•
A downturn in the market for, or supply of, our core products and services, could reduce our revenue and gross profit margin by placing downward pressure on prices and sales volume, and we may not accurately anticipate changing supply and demand conditions;

•
We have a limited backlog, or “pipeline,” of product and services sales, and we do not control the manufacturing of the core products we distribute and sell, exposing our future revenues and profits to fluctuations and risks of supply interruptions or rapid declines in demand;

•
We have recurring quarterly and annual losses and continuing negative cash flow, which may continue, potentially requiring us to either raise additional capital or reduce costs relative to gross margins;

•	We may not be able to raise necessary additional capital, and may not be able to reduce costs sufficiently to reverse our negative cash flow, absent additional capital;

•	If we are successful in raising additional capital, it will likely dilute current shareholders’ ownership;

•	We may not be able to effectively contain corporate overhead and other costs, including the costs of operating a public company, relative to our profits and cash; and

•	Changes in laws or regulations, or regulatory practices, in the United States and internationally, may increase our costs or may prohibit continued operations or entry into some areas of business.

You are cautioned not to rely on these forward-looking statements as facts or as events likely to occur. Forward-looking statements are made and are valid only as of the date they were made. Actual results may differ materially from those included in the forward-looking statements. We undertake no obligation to update or revise any forward looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

Overview of Business

We are a telecommunications sales and service company, focusing on products and services utilizing Voice over Internet Protocol (“VoIP”) technology. As a result of the sale of our former subsidiary, IP Gear, Ltd., we are no longer in the VoIP equipment research and development (“R&D”) and manufacturing business, and instead currently focus on two principal lines of business: (i) resale and distribution of VoIP and other telephony equipment, and related professional services, particularly as the exclusive North American distributor of products manufactured by TELES AG Informationstechnologien (“TELES”) and IP Gear, Ltd.; and (ii) telephony service resale, direct call routing and carrier support. Our VoIP-related telecommunications equipment distribution and resale business, formerly operated under the divisional name “IP Gear,” is now operated under the divisional name “NWB Networks.” Our wholesale international VoIP service business, formerly operated under the name “IP Gear Connect,” is now operated under the name “NWB Telecom.” Both NWB Networks and NWB Telecom are based in Eugene, Oregon.

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

“IP Telephony” uses an IP network to perform voice communications that have traditionally been conducted by conventional private branch exchange (PBX) telephone systems, or “key systems” primarily used in smaller telephone systems, used by enterprises and by the public switched telephone network (the PSTN). IP telephony uses IP network infrastructure, such as a local area network (LAN) or a wide area network (WAN), to replace the telephony functions performed by an organization’s PBX telephone system. “IP communications” is a term generally used to describe data, voice, and video communications using an IP network. “Convergence” is a term generally used to describe the manner in which voice and video communications technology is converging with data communications technology onto the IP network.

Overview of the NWB Networks division (TELES product sales, VoIP equipment resale, refurbishing and distribution).

The Company’s NWB Networks division was historically operated under the names “Qualmax” and “Qualmax Professional Services,” as well as “IP Gear,” as a distributor and value added reseller (“VAR”) of new, used, and refurbished IP communications equipment made by manufacturers such as Cisco, Quintum, Adtran, and other telephony industry leaders. Resale of third-party IP communications equipment was Qualmax’s core legacy business, and the Company’s VAR business continues to be a core revenue component. However, we have refocused our distribution and sales efforts on equipment manufactured by TELES. We continue to sell other manufacturers’ equipment, but primarily in support of or complimentary to sales of TELES equipment.

The Company is the exclusive distributor of TELES products in certain north American markets (the United States, Canada, Mexico, all Caribbean nations, Guatemala, and Honduras), and currently promotes and distributes TELES products in those markets, sells directly to large end-user customers, and provides support and training services, under the assumed business name “TELES USA.” The distribution agreement includes those products previously manufactured by the Company under the IP Gear name (including the Claro and Quasar brands). TELES USA is part of the NWB Networks division, but because TELES sales represent a substantial and growing part of our equipment reseller business we report TELES revenues and gross profits separate from resale of other products below in Item 6, “Management’s Discussion and Analysis or Plan of Operation—Results of Operations.”

Overview of the NWB Telecom division (VoIP Telephony service provider).

The NWB Telecom division is a wholesale provider of VoIP termination service, connecting carrier-level buyers and sellers of VoIP service, currently focused on international call routing. We receive VoIP traffic from customers (originating carriers) who are interconnected to our network, and we route the VoIP traffic via IP networks to local service providers and terminating carriers in the destination countries from whom we purchase completion or termination services. (Our vendors provide the communications service to complete the calls within the destination country.) We offer this service on a wholesale basis to carriers, VoIP companies, and telephony resellers, and other telecommunication service providers. We are party to a number of reciprocal carrier agreements, through which we both buy from and sell to a carrier, and set-off, or net out, the parties’ respective fees for termination services. To the extent we sell VoIP equipment (under the NWB Networks division or its subdivision, TELES USA) to our VoIP termination service providers, we may set-off accounts receivable for equipment against accounts payable for communication services. We have call termination agreements with local lower-tier service providers in Latin America, Europe, Asia, and Africa.

In addition, although the Company’s VoIP service business is currently entirely wholesale, management is identifying and evaluating “bundled” VoIP service opportunities (“bundled” meaning the offering of both VoIP equipment and VoIP connectivity service as a turnkey VoIP solution for small to medium size business entities (“SMEs”)). The Company also evaluates a variety of other opportunities in the VoIP industry, and in the past has evaluated opportunities in call shop and calling card businesses, and the VoIP network technical support business, but to date has remained focused on its existing core businesses. As of the date of filing this Report, we consider all such opportunities to be in the evaluation stage, and their potential effect upon our revenues and gross and net profits is too speculative to quantify.

Company History

Company history prior to 2006 acquisition of Qualmax, Inc.

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

2006 reverse acquisition of Qualmax, Inc.

On September 15, 2006, we sold our subsidiary, International Importers, Inc., and acquired, by way of reverse acquisition, all of the assets and assumed all of the liabilities of Qualmax (the “Reverse Acquisition”).  The Reverse Acquisition marked a change in direction for our business, away from wine and spirits distribution, to the VoIP technology industry.  The Reverse Acquisition was accounted for as a reverse acquisition, with Qualmax being the acquiring party for accounting purposes.  The accounting rules for reverse acquisitions require that beginning with the date of the transaction, September 15, 2006, our balance sheet had to include the assets and liabilities of Qualmax, and our equity accounts had to be recapitalized to reflect the net equity of New World Brands, Inc.  Our historical operating results will be the operating results of Qualmax. In conjunction with the Reverse Acquisition, in September 2006, we moved our headquarters from Florida to Eugene, Oregon, which were previously the headquarters of Qualmax.

Qualmax, Inc. history.

As Qualmax, we were founded in 2002 as a reseller of VoIP-related telecommunications equipment from companies such as Cisco Systems, Quintum, and Adtran, and as a reseller of VoIP telephony service, primarily selling wholesale international service to telecom service providers.  In December, 2005, we expanded beyond our reseller business by acquiring a VoIP technology research and development division based in Israel, which we reorganized as a wholly-owned subsidiary and rebranded under the name IP Gear, Ltd. From December 31, 2005 through July 1, 2007 we developed, manufactured, and sold our own line of VoIP technology products via our Israel-based IP Gear, Ltd. subsidiary, while continuing to resell additional VoIP products of a variety of other manufacturers via our U.S.-based IP Gear VAR division.

2007 sale of IP Gear, Ltd. subsidiary.

Effective July 1, 2007, we sold our wholly-owned subsidiary, IP Gear, Ltd., an Israeli limited liability company based in Yokneam, Israel, to TELES, as reported in more detail in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 20, August 1, and August 9, 2007, and as discussed in more detail below under “Recent Developments.” Sale of our IP Gear, Ltd. subsidiary represented a refocusing of our business plan away from research and development and direct manufacturing, and toward our historical core strengths in sales and service. As a result of the sale, we currently base all our operations at our headquarters in Eugene, Oregon.

By the sale of IP Gear, Ltd. to TELES, we divested ourselves of our manufacturing, research and development activities, and have now rededicated our efforts on distribution, sale, service and support of VoIP-related telecommunications equipment and service. As a part of the sale of IP Gear, Ltd., we became the exclusive distributor for both TELES products and IP Gear, Ltd. products in North America and have therefore focused our telecommunications equipment sales and distribution plan on TELES and IP Gear, Ltd. products.

Recent Developments

The following important Company developments occurring in 2007, and 2008 to date, are described below.

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

As a result of the approval of our Amended and Restated Certificate of Incorporation, effective April 24, 2007, all outstanding shares of Preferred Stock were converted to shares of Common Stock, at a ratio of 2,986,736 shares of Common Stock for each share of Preferred Stock (meaning approximately 116.67 shares of Preferred Stock, constituting all of the Company’s outstanding Preferred Stock, were converted into approximately 348.4 million shares of Common Stock).

For additional information regarding the authorization of additional shares and the conversion of Preferred Stock, reference is made to our Current Report on Form 8-K, filed with the SEC on April 30, 2007, and the Company’s Definitive Schedule 14C, filed with the SEC on March 20, 2007.

Repayment of Bank of America loan.

Qualmax entered into a loan agreement with Bank of America, N.A. (“BoA”) on April 20, 2005 in the original principal amount of $2,000,000 (the “BoA Loan”).  Effective September 15, 2006, the BoA Loan agreement was modified for an adjusted principal amount of $984,323 and an extended maturity date of March 31, 2007, with interest on the principal amount at 3% over BoA’s Prime Rate.  The BoA Loan was in the name of Qualmax, guaranteed by the Company and personally by M. David Kamrat, and was secured by a pledge of all the Company’s stock owned by Qualmax.  BoA declined to extend the BoA Loan maturity date beyond March 31, 2007, and therefore, the Company secured substitute financing in the form of the P&S Term Loan Agreement (defined and discussed below under “P&S Spirit Term Loan”) and on March 30, 2007 repaid all outstanding BoA Loan principal, interest, and fees.  Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2007, for additional information and documentation concerning repayment of the BoA Loan and the transactions entered into in connection therewith.

P&S Spirit term loan.

On and effective March 30, 2007, the Company entered into a Term Loan and Security Agreement (the “P&S Term Loan Agreement” and the debt obligation pursuant thereto, the “P&S Term Loan”) with P&S Spirit, LLC, a Nevada limited liability company (“P&S Spirit”). The principal amount of the P&S Term Loan was $1,000,000; the interest rate was 2% over the Prime Rate (as reported in The Wall Street Journal); consecutive monthly payments of interest only (payable in arrears) were required commencing May 1, 2007; and all unpaid principal, interest and charges was due upon the maturity date of January 2, 2009. The P&S Term Loan Agreement granted P&S Spirit a first position security interest with respect to all of the Company’s assets, and was also backed by a corporate Guaranty by Qualmax (which, pending completion of the contemplated merger of Qualmax into the Company, holds a controlling interest in the Company), a security interest in the assets of Qualmax (consisting solely 298,673,634 shares of the Company’s Common Stock, par value $0.01 per share), and by the personal guaranty of M. David Kamrat, who is Chairman of the Board of Directors and President and Chief Executive Officer of the Company as well as a director and executive officer of Qualmax. M. David Kamrat’s personal Guaranty was limited to the sum of $1,000,000, although the guaranteed obligations include indemnification for certain claims against P&S Spirit relating to the P&S Term Loan Agreement.

The P&S Term Loan proceeds were used by the Company to repay all outstanding principal, interest, and fees payable to BoA under the BoA Loan, and to pay certain professional fees associated with preparation and negotiation of the P&S Term Loan Agreement.

As discussed below under “Repayment of P&S Term Loan,” the P&S Term Loan was repaid in two payments, the first in the amount of $500,000 in August, 2007, and the second in the amount of $500,000 in February, 2008.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director of the Company as well as a shareholder of the Company and its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

P&S Spirit credit line.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007, on and effective May 31, 2007, the Company entered into a Credit Line and Security Agreement (the “P&S Credit Line Agreement” and the debt obligation pursuant thereto, the “P&S Credit Line”) with P&S Spirit.  The maximum principal available under the Credit Line is $1,050,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal), payable in relation to the then-outstanding principal; consecutive monthly payments of interest only (payable in arrears) are required commencing July 1, 2007; and all unpaid principal, interest, and charges are due upon the maturity date of June 1, 2011.  Upon default, the entire P&S Credit Line amount (including accrued unpaid interest and any fees) will be accelerated, and the Company would be required to pay any costs of collection.  The P&S Credit Line Agreement includes certain affirmative covenants, including, without limitation, a financial reporting requirement (quarterly - 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5:1.0.

The P&S Credit Line Agreement grants P&S Spirit a security interest with respect to all of the Company’s assets, but was subordinated to the P&S Term Loan.  The P&S Credit Line Agreement is also backed by a corporate Guaranty by Qualmax (which, pending completion of the contemplated merger of Qualmax into the Company, holds a controlling interest in the Company), and a security interest in the assets of Qualmax (consisting solely of 298,673,634 shares of Common Stock). Copies of the P&S Credit Line Agreement, P&S Credit Line Note, Guaranty of Qualmax, Collateral Pledge Agreement by Qualmax, and the Collateral Pledge Agreement by the Company, were included as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007.

On February 21, 2008, the Company drew $500,000 in principal on the P&S Credit Line in order to repay its obligations under the P&S Term Loan Agreement, as discussed in more detail below under “Repayment of P&S Term Loan.”

P&S Spirit stock purchase.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2007, effective December 29, 2006, the Company entered into an Amended and Restated Stock Subscription and Share Transfer Agreement (the “P&S Subscription Agreement”) with P&S Spirit and with M. David Kamrat and Noah Kamrat (together, the “Kamrats”). On and effective May 31, 2007, the parties to the P&S Subscription Agreement entered into a First Amendment to Amended and Restated Stock Subscription and Share Transfer Agreement (the “Amended P&S Subscription Agreement”), amending the P&S Subscription Agreement as described herein.

Pursuant to the Subscription Agreement, the Company agreed to sell to P&S Spirit, and P&S Spirit agreed to purchase: (i) on the date of closing: (A) 11.160454 shares of Preferred Stock of the Company, par value $0.01 per share, which shares of Preferred Stock are convertible into 33,333,333 shares of the Company’s Common Stock, par value $0.01 per share, at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock), for an aggregate purchase price of $3,000,000; and (B) a warrant (the “Warrants”) to purchase an additional 9.300378 shares of Preferred Stock at an exercise price of $268.806.27 per share (equivalent to $0.09 per share of Common Stock); (ii) upon the satisfaction of certain conditions set forth in the Subscription Agreement, an additional 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock (the “Tranche B-1 Shares”), at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock), for an aggregate purchase price of $1,000,000; and (iii) upon the satisfaction of certain conditions set forth in the Subscription Agreement, an additional 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock (the “Tranche B-2 Shares”), at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock), or an aggregate purchase price of $1,000,000. As part of the Amended P&S Subscription Agreement the Kamrats transferred certain shares of the common stock of Qualmax to P&S Spirit, and the Kamrats were issued a warrant to purchase 9.300378 shares of Preferred Stock at an exercise price of $268.806.27 per share (equivalent to $0.09 per share of Common Stock).

As discussed above, on April 24, 2007, when the Company filed its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, all outstanding shares of Preferred Stock were automatically converted to shares of Common Stock at a ratio of 2,986,736 shares of Common Stock for each share of Preferred Stock.  As a result, the Tranche B-1 Shares and Tranche B-2 Shares were each converted into 11,111,111 shares of Common Stock.

Pursuant to the Amended P&S Subscription Agreement, P&S Spirit agreed to buy, and the Company agreed to sell, all of the Tranche B-1 Shares and Tranche B-2 Shares, as converted into a total of 22,222,222 shares of Common Stock, for an aggregate purchase price of $1,000,000, and P&S Spirit agreed to waive certain of the conditions precedent to the purchase of the Tranche B-1 Shares and Tranche B-2 Shares as set forth in the P&S Subscription Agreement.  The provisions of the Warrants have not been amended.  Such shares of Common Stock are, or will be, issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  A copy of the Amended P&S Subscription Agreement was included as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007.

In connection with the transactions contemplated by the Amended P&S Subscription Agreement, the Company, Qualmax, the Kamrats, P&S Spirit and certain affiliates of the Kamrats and P&S Spirit entered into a First Amendment to Amended and Restated Lock-Up Agreement, a copy of which was filed with the SEC on June 6, 2007 as Exhibit 10.7 to the Company’s Current Report on Form 8-K.

Also in connection with the transaction contemplated by the Amended P&S Subscription Agreement, the Company, Qualmax, the Kamrats, P&S Spirit and certain affiliates of the Kamrats and P&S Spirit entered into a First Amendment to Amended and Restated Voting Agreement, a copy of which was filed with the SEC on June 6, 2007 as Exhibit 10.8 to the Company’s Current Report on Form 8-K.

Sale of IP Gear, Ltd. subsidiary.

As previously reported on the Company’s Current Reports on Form 8-K filed with the SEC on July 20 and August 9, 2007, effective July 1, 2007 the Company sold its IP Gear, Ltd. subsidiary to TELES pursuant to a Share Sale and Purchase Agreement (the “Final Agreement”), following the execution of a preliminary share sale and purchase agreement (the “Preliminary Agreement”), both of which agreements are governed by the laws of Germany.  The Preliminary Agreement was executed on July 18, 2007, and the Final Agreement was approved by the Board and by TELES’ supervisory board on July 25, 2007.  The closing of the purchase and sale took place on July 26, 2007, immediately upon the execution of the Final Agreement.  The share sale and purchase has an effective date, for accounting purposes, of July 1, 2007.

Pursuant to the Final Agreement, the Company agreed to sell all of the outstanding capital stock of its wholly-owned subsidiary, IP Gear, Ltd., to TELES for a purchase price consisting of: (i) a payment at closing of $1.5 million, and (ii) an earn out equal to 10% of TELES’ worldwide revenues (including revenues of TELES’ affiliates) within TELES’ CPE Product Line (as defined in the Final Agreement) for a period of four years after closing.  The total earn out payments shall not be less than $750,000 (the “Minimum Earn Out”), and shall not be subject to a cap.  The Minimum Earn Out shall be paid in quarterly amounts of $46,875, each quarterly payment due within 90 days of the close of the quarter, commencing with the quarter ended September 30, 2007.  In the event the Minimum Earn Out is exceeded, the differential amount is due within 90 days after June 30, 2008, 2009, 2010, and 2011. For the six months ended December 31, 2007, the Minimum Earn Out was exceeded by $28,681.

With certain exceptions, commencing on the date of the closing and for a certain period of time (as specified in the Final Agreement), the Company agreed not to, or cause any of its affiliates to, engage in any research and development or manufacturing activities competitive with those conducted by IP Gear, Ltd., and not to, or cause any of its affiliates to, engage in the sale, distribution, marketing, and services of products that may compete with certain products of TELES.  In addition, with certain exceptions, commencing one year after the date of closing, and effective for a period of time and within certain geographic regions relative to the grant of exclusive distribution and sale rights to the Company pursuant to the partner contract described below, the Company agreed not to, or cause any of its affiliates to, engage in the sale, distribution, marketing, and services of products that may compete with products of IP Gear, Ltd.

TELES distributorship.

In accordance with the Final Agreement, the Company and TELES entered into a partner contract (the “Partner Contract”), relating to the promotion, marketing, sale, and support of certain products of TELES and IP Gear, Ltd., pursuant to which the Company became the exclusive distributor of products of TELES and IP Gear, Ltd. in North America (including the United States, Canada, Mexico, all Caribbean nations, Guatemala, and Honduras).  In connection therewith, TELES granted the Company a marketing subsidy in the amount of $200,000 per year for a period of two years (and for a third year, based on revenues, if agreed by the parties), and TELES granted the Company an inventory credit line in the amount of $200,000 (the “Inventory Credit Line”), which has been increased based upon subsequent sales performance by the Company.  As of March 17, 2008, the Company had received $100,000 as a marketing subsidy from TELES, in the form of a credit memo offset against accounts payable to TELES for inventory purchases.

In addition, TELES agreed to grant the Company a line of credit in the amount of $1,000,000 pursuant to a separate loan agreement to be finalized by the parties. For more details regarding the TELES loan, see “TELES loan agreement” below.

The Preliminary Agreement was included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2007. The Final Agreement and the Partner Contract were included as Exhibit 10.1 and Annex 2 to Exhibit 10.1, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2007.

TELES loan agreement.

On February 21, 2008, the Company and TELES entered into a Term Loan and Security Agreement, effective February 15, 2008 (the “TELES Loan Agreement,” and the loan thereunder, the “TELES Loan”), providing the Company a loan of up to the principal amount of $1,000,000 (the “Commitment”) pursuant to which, from time to time prior to February 1, 2009 or the earlier termination in full of the Commitment, the Company may obtain advances from TELES up to the amount of the outstanding Commitment. Amounts borrowed may not be reborrowed, notwithstanding any payments thereunder. The outstanding balance of the TELES Loan will be due and payable on or before February 1, 2012. The outstanding principal amount of the TELES Loan will be payable in 12 approximately equal quarterly installments commencing May 1, 2009.  Interest on the outstanding principal amount of the TELES Loan shall be paid quarterly commencing May 1, 2008, at an interest rate equal to 7% per annum, compounded quarterly (subject to certain adjustments provided therein). The description of the TELES Loan Agreement herein is qualified in its entirety by reference to the full text of such agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008.

Without the prior written consent of TELES, the TELES Loan may not be used, in whole or in part, to make any payment to P&S Spirit with respect to any obligations of the Company owed to P&S Spirit pursuant to the P&S Credit Line Agreement.

The obligation of TELES to make advances to the Company pursuant to the TELES Loan Agreement is subject to the satisfaction of certain conditions, including without limitation, the following:

•	The merger of Qualmax with and into the Company shall have been consummated in all respects;

•
On the closing date and on the date of each advance, no default or event of default under the P&S Credit Line Agreement and all related documents thereto shall have occurred and remain outstanding or uncured; and

•
All obligations of the Company owed to P&S Spirit under the P&S Term Loan Agreement shall have been irrevocably repaid in full, and the obligations under any related guarantees, stock pledges, and other loan documents securing the obligations of the Company under the P&S Term Loan Agreement shall have been released (on February 21, 2008, effective February 15, 2008, the Company repaid all outstanding obligations under the P&S Term Loan Agreement, in the amount of $500,000).

Pursuant to the TELES Loan Agreement, the Company agreed to comply with certain affirmative covenants, including without limitation, the following:

•	maintaining on a consolidated basis a ratio of current assets to current liabilities of not less than 1.2:1; and

•	maintaining on a consolidated basis a ratio of total indebtedness (with certain exclusions) to tangible net worth of not greater than 2.5:1.

Pursuant to the TELES Loan Agreement, the Company also agreed to comply with certain negative covenants, including without limitation, the following:

•	issuing or distributing any capital stock or other securities of the Company without giving TELES at least 15 days prior written notice; and

•	amending, modifying or waiving any provisions of the P&S Credit Line Agreement.

The TELES Loan Agreement grants TELES a security interest with respect to all of the Company’s assets, subject to the terms of the Intercreditor Agreement (as defined below).

On February 21, 2008, the Company drew $500,000 in principal on the P&S Credit Line in order to repay in full its obligations under the P&S Term Loan Agreement.

TELES – P&S Spirit intercreditor agreement.

Also on February 21, 2008, as contemplated by the TELES Loan Agreement, the Company, TELES and P&S Spirit entered into an Intercreditor Agreement (the “Intercreditor Agreement”), effective February 15, 2008. The description of the Intercreditor Agreement herein is qualified in its entirety by reference to the full text of the agreement, which is set forth in the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008.

Pursuant to the Intercreditor Agreement, P&S Spirit and TELES have agreed to hold equal rights in and to substantially all of the Company’s assets, with the exception of inventory consisting of TELES products purchased by the Company from TELES (during the time that obligations are owed to TELES for such purchases under the Inventory Credit Line).

 Repayment of P&S Spirit Term Loan.

On July 26, 2007, P&S Spirit executed a consent to the sale of IP Gear, Ltd. by the Company (the “Lender Consent”), which was filed with the SEC on August 1, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K.  Pursuant to the P&S Term Loan Agreement and the P&S Credit Line Agreement (together, the “P&S Loans” or “P&S Loan Agreements,” as applicable) P&S Spirit had a security interest in all of the Company’s shares of IP Gear, Ltd., and, the sale of the Company’s IP Gear, Ltd. shares without P&S Spirit’s consent would have triggered a repayment by the Company of all outstanding principal under the P&S Loans.

In accordance with the Lender Consent, the Company agreed to pay to P&S Spirit from the proceeds of the closing, as a partial repayment of principal of the P&S Term Loan, the sum of $500,000.  In addition, the Company agreed to pay P&S Spirit the additional sum of $500,000, as a repayment of principal of the P&S Term Loan, which amount is to be provided by P&S Spirit to the Company as a credit line advance to be used by the Company solely to repay the outstanding principal under the P&S Term Loan upon execution of the TELES Loan Agreement.  In the Lender Consent, subject to certain terms and conditions, P&S Spirit consented to the sale of IP Gear, Ltd. to TELES in accordance with the Final Agreement, released and terminated P&S Spirit’s security interest in the IP Gear, Ltd. shares, and agreed that the consummation of the sale of IP Gear, Ltd. to TELES shall not be deemed or give rise to an event of default, penalty, or increase under, or termination of, the Loan Agreements and shall not, except as otherwise provided in the Lender Consent, accelerate any amounts owing under the Loan Agreements or trigger any prepayment or give rise to any payment not otherwise required under the Loan Agreements; and shall not require the Company to provide any additional security, collateral, reserve, or payment under the Loan Agreements.

Execution of merger agreement.

On February 18, 2008, the Company and Qualmax entered into an agreement by which Qualmax will be merged with and into the Company (the “Merger Agreement” and the merger contemplated thereby, the “Merger”). As of the date of this filing, the Merger had not been completed. Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2008, for additional information and documentation concerning the Merger and the Merger Agreement entered into in connection therewith.

Management and Board changes.

A number of changes were made to the Company’s Board and officers from January 1, 2007 to the date of this Annual Report, as described below under Item 9, “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.”

Employees

As of March 17, 2008, we had 35 full-time employees and 2 part-time employees, all based in our Eugene, Oregon headquarters (including 1 outside sales and 2 remote technical support staff reporting to management in Eugene). We consider our employee relationships to be good.  None of our employees are members of a labor union, and we have never experienced a work stoppage.

Competition

The markets for IP telephony products and services are extremely competitive and subject to rapid change. We are a small company in an industry dominated by very large companies that are better capitalized and, in comparison to us, have greater sales, marketing, customer support, and technical resources, have access to more experienced management, can take advantage of larger economies of scale, and have much greater name recognition and reputation. We have been able to compete in this market due to our adaptability, the depth of industry experience among our key managers, and the relatively low barriers to entry in the VAR and VoIP service provider businesses. We expect that the conditions that have facilitated our entry into the VoIP industry will allow additional competitors, including large companies as well as niche operators, to enter the market. The fundamental technology and computer hardware component of the IP telephony service solution is readily available. Accordingly, relatively few barriers to entry exist in our business for companies with computer and network sales, and distribution and service provider experience. An increase in the number or size of our competitors could negatively affect the amount of business that we obtain and the prices that we can charge.

Competition among resellers.

Our NWB Networks distribution and sales business competes not only with small boutique IT firms that have entered the market due to reduced costs of entry resulting from various technological advances, but also with large, global companies, including manufacturers who now compete against us to sell directly to end users. Although we offer our clients a range of services and support in conjunction with a select product line at competitive prices, increased competition may require us to further reduce prices, potentially reducing profit margins. We believe the current market trend favors larger, well-capitalized specialty distributors and resellers who can afford to take advantage of cost savings in bulk purchases, foreclosure sales, and other large opportunities, who can afford to warehouse substantial amounts of inventory until profitable opportunities arise, and who can afford large and skilled product service and support staffs. Nonetheless, new opportunities continue to arise in this business, and we believe that our ability to quickly identify currently popular products to sell, and our experience with a diverse market of equipment buyers and sellers, including resellers and end users, gives us a continued competitive edge over new competitors in the market.

We believe that our new exclusive distribution relationship with TELES may also give us a competitive edge over other distributors and resellers. We believe that TELES has well developed R&D and manufacturing capabilities, and we believe that TELES has demonstrated its willingness and ability to adapt its products to changing market needs and specific opportunities, particularly in emerging VoIP markets in the Americas. We hope that, as our sales and support teams continue to work closely with TELES product development teams, we will be able to provide products meeting the niche opportunities and new technology opportunities that our sales staff and management team identify in emerging markets. However, TELES products face stiff competition from a variety of other manufacturers, and while we consider TELES a well capitalized and well managed technology company, TELES remains a relatively small player in the industry compared to organizations such as Cisco and Siemens. In addition, larger telecom service providers, particularly “tier 1” providers and government-sponsored foreign providers, continue to develop their own internal products, potentially competing with products they would otherwise buy from companies like TELES, thus competing with sales opportunities for products such as those manufactured by TELES.

Competition among wholesale telecom service providers.

Competition in the wholesale VoIP service industry is intense and diverse, including “tier 1” telecom companies in the U.S. and abroad, as well as smaller “tier 2” carriers, and very small niche service providers. The NWB Telecom division does business with very large entities, including foreign tier 1 incumbent providers, as well as a number of small niche providers in certain foreign markets. As a result of deregulation, growth of the Internet and IP network infrastructure generally, and development of more powerful, lower cost VoIP equipment, the price of entry into the VoIP service business has dramatically decreased. Lower cost of entry has drawn a growing number of entrepreneurs to the industry and has driven down the cost of telecom services at both the wholesale and retail levels. As a result, both supply and demand have skyrocketed, and although we see a growing number of customer and vendor opportunities, we also see a growing number of aggressive competitors, declining prices, and declining technological barriers to entry.

NWB Telecom competes principally on price and quality of service. The communications industry, including VoIP, is highly competitive, rapidly evolving, and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new competitors, including the growth of “gray market” operators (potentially including operators who arrange call termination in a manner that bypasses the local telephone company), are likely to enter the communications industry, including the market for VoIP, Internet, and data services. Also, a number of large VoIP service providers appear to be aggressively seeking market share via acquisitions and competitive pricing. We believe the trend in this area is for increased competition to continue to drive down market prices and profit margins. Our ability to continue to compete in this market will depend upon our ability to secure more stable vendor relationships, to implement a more stable network infrastructure capable of handling higher call volume and to continue to build long-term customer relationships.

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

We finished fiscal year 2007 with a net loss, and are likely to incur losses during the 2008 fiscal year, and our future sales levels and ability to achieve profitability are unpredictable.

For the one year period ending December 31, 2007, we experienced a net loss before income taxes of $6,220,155. We may experience a net operating loss for fiscal year 2008. Our operating history is limited, our business has changed rapidly over the past three years, and we are competing in an emerging technology industry. We cannot be assured that profitability will be achieved, or if it is achieved that it will continue, in upcoming quarters or years, nor can we be assured that we will be able to improve operating margins or increase revenues, or adequately control our operating expenses.

We may need additional near-term capital.

We may need additional capital to continue to pursue our current business model, and there can be no assurance that adequate capital will be available to us on acceptable terms as needed. Our business plan calls for the expansion of sales and support of the IP telephony products and services we sell, including expansion through acquisitions, to enterprises in geographical markets where we currently do not operate. If we are not able to secure adequate capital, we may have to delay the implementation of our business plan, and potentially discontinue non-profitable business operations. Our ability to obtain additional financing is subject to a number of factors, including general market conditions, our operating performance, our financial condition, and investor acceptance of our business plan. We can provide no assurance that we will be able to obtain necessary financing, or if financing is available that the terms will be favorable to existing stockholders or acceptable to our Board. If future capital investment is made available, existing shareholders will experience dilution of their stock ownership positions in order for us to secure that additional investment.

We face changing market conditions for products and services.

           The market for VoIP service is still in the relatively early stages of development and market acceptance, and is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications, and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, recently introduced IP telephony products and services are highly uncertain. We cannot be sure that the delivery of telephone and other communications services over IP networks rather than over traditional telephone networks will expand. We cannot be sure that packet-based voice networks will become widespread or that connections between packet networks and telephone networks will become commonplace. The inability to deliver traffic over the Internet with significant cost advantages could slow or stop the growth of VoIP technology. The adaptation process of connecting packet networks and telephone networks can be time consuming and costly. In addition, limitations of VoIP technology, such as the inability to make a call during a power outage and difficulty in accessing 911 services, could adversely affect the market for VoIP services. If this market does not develop, or develops more slowly than we expect, we may not be able to sell our products or offer our services in sufficient volume to meet our financial goals.

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

 We may be unable to manage our growth and multiple business lines effectively.

          We have actively expanded our operations in the past and seek to continue to expand them in the future. In 2006 and 2007, we undertook a series of restructurings of our operations involving, among other things, the expansion of our workforce and corporate headquarters, the consolidation of our equipment reseller operations and change of focus to TELES products, and the sale of our Israel-based manufacturing subsidiary, IP Gear, Ltd. The implementation of these restructurings in 2006 and 2007 has placed, and in 2008 will continue to place, a significant strain on our management systems and financial resources. In addition, our business requires us to focus on multiple business lines simultaneously. We are a young company with a limited operating history, and our management team regularly faces new challenges. None of our senior executives has operated a public reporting company before. To continue to compete in the highly competitive and rapidly developing IP communications industry we will be forced to quickly adapt to changing market conditions in multiple areas, such as shifts in capital needs, in fundamental communications technologies, and in product lines and supply sources, and there can be no assurance management can meet these challenges.

Business acquisitions, dispositions, joint ventures, or private equity transactions entail risks and may disrupt our business, dilute stockholder value or distract management attention.

We have grown in part through the acquisition of companies, products, or technologies. We expect to continue to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or that they will not materially and adversely affect our business, operating results, or financial condition. If we make any further acquisitions, we may issue stock that would dilute our existing shareholders’ percentage ownership, and we may incur substantial debt, and/or assume contingent or unknown liabilities. In the event of any equity-based financing transaction, we will need to secure additional capital. Such equity may have rights and preferences superior to the Company’s outstanding Common Stock, and the issuance of such equity by the Company will dilute the ownership percentage of the Company’s existing shareholders.

We rely upon key personnel, and must attract and retain additional qualified personnel.

We are dependent on the continued efforts of our senior management team, including our Chairman, President, and Chief Executive Officer, M. David Kamrat, our Chief Technology Officer, Noah Kamrat, and our Chief Financial and Operations Officer, Secretary, and Treasurer, Shehryar Wahid. If these or other key personnel do not continue to be active in management, our business, financial condition, or results of operations could be adversely affected. We cannot be certain that we will be able to continue to retain our senior executives or other personnel necessary for the development of our business. In addition, at present there is a shortage of qualified management, sales, and technical personnel in our industry and we are in direct recruiting competition for these applicants with larger businesses that are able in some cases to offer more competitive compensation. We are also limited in our recruiting efforts by our primary location in the relatively small Eugene, Oregon market and Pacific Northwest region. We plan to use stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, to encourage employee retention, and to provide competitive compensation. The changing regulatory landscape could make it more difficult and expensive for us to grant stock options to employees in the future. In addition, the use of alternative equity incentives may increase our compensation expense and reduce our earnings, and may dilute other shareholders.

We extend credit to customers for product purchases, creating bad debt risk.

          A substantial portion of our receivables result from credit extended to customers for purchases of our products and services. We cannot be sure that we will be able to collect all of these accounts receivable. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and may provide services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers. Although past such losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our results and financial condition.

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

We intend to continue to pursue international opportunities, both in VoIP service and VoIP equipment sales. International operations are subject to a number of risks and barriers, including:

•	unexpected changes in foreign regulatory requirements, telecommunications standards, and regulatory and contract enforcement and interpretation;

•	tariffs and other trade barriers, exchange controls or other currency restrictions;

•	difficulty in collecting receivables;

•	difficulty in staffing and managing foreign operations;

•	the need to customize marketing and product features to meet foreign requirements;

•	inadequate protection of intellectual property in countries outside the United States; and

•	foreign political and economic instability, particularly in emerging markets where VoIP growth is robust.

We may not be able to overcome some of these barriers and may incur significant costs in addressing others. In addition, foreign currency fluctuations may affect the prices of our products. Our prices for TELES products are denominated in Euros, but otherwise our sales prices are primarily denominated in U.S. dollars. Our revenues are therefore affected by fluctuations in the Euro/dollar exchange rate. To the extent that the dollar continues to lose value relative to the Euro, our pricing strength and gross margins will be negatively affected: the currency of most of our customers and our fixed costs (dollars) would become less valuable relative to the currency of our primary equipment vendor, TELES (Euros).

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

The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect that our general and administrative expenses, in particular legal, accounting, and IT systems expenses, will increase as a result of our efforts to comply with applicable securities laws, in particular with the Sarbanes-Oxley Act. In addition, we may be required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act as soon as the end of our 2008 fiscal year. We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process will divert internal resources, and may force us to implement new internal controls and reevaluate our financial reporting, or hire additional personnel, in order for us to comply with Section 404. If we are unable to effectively implement these changes, it could harm our operations and financial results, and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors.

We may undertake new business ventures and enter into new lines of business.

Management is constantly evaluating new opportunities in the VoIP service and equipment industry, including strategic partnerships, joint ventures and acquisitions, or combinations of these entities. Further, there can be no assurances that such opportunities, particularly those involving acquisitions, will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the Company’s outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all. As of the date of the filing of this Report, we consider all such opportunities to be in the evaluation stage, and their potential effect upon our gross and net profits is too speculative to quantify.

Risks Most Specific to our NWB Networks Division (IP Communications Equipment Resale).

The following are certain risks we consider most important to the NWB Networks division of our business, but these risks should be read in connection with all the other risks described herein (including those specific to other divisions).

Rapid technological change and inventory obsolescence.

The computer industry is characterized by rapid technological change and frequent introductions of new or enhanced products. To timely meet demand and obtain better purchase pricing, we may be required to carry significant inventory levels of certain products, which subject us to increased risk of inventory obsolescence. We participate in first-to-market and end-of-life purchase opportunities, both of which carry the risk of inventory obsolescence. Special purchase products are sometimes acquired without return privileges, and there can be no assurance that we will be able to avoid losses related to such products if the related purchase contract is not completed. In addition, as illustrated below in Item 6, “Management’s Discussion and Analysis or Plan of Operation,” we currently sell used or refurbished products. Manufacturers with large market share, particularly Cisco, may release new generations of products that make used or refurbished products obsolete or unattractive. The risk of rapid technological change is tied to the risk of customer and vendor concentrations: If, as a result of technological or other change, the demands of our key customers or the supplies of our key vendors no longer correspond, our revenues may suffer, or we could be forced to seek new customers, new suppliers or both.

Concentrated customer risk.

We derive a significant amount of our revenue from a relatively small number of clients. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. While no customer accounted for 10% or more of NWB Networks revenues during the year ending December 31, 2007, our top ten customers accounted for a significant amount of our business. Although we to continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

Concentrated vendor/product risk.

Since the sale of our IP Gear, Ltd. subsidiary and entry into an exclusive distribution agreement with TELES, we have been relying to an increasing degree upon TELES for supply of the VoIP equipment that we distribute and sell. In fact, nearly all of our profitable equipment sales since the sale of our IP Gear, Ltd. subsidiary have been of TELES equipment. If TELES is unable to continue to supply high-demand equipment at attractive prices, our revenues, and/or gross profits will decline. In addition, we are subject to a risk of supply interruption if TELES’ business suffers or if our relationship with TELES suffers. We derive a substantial portion of our revenues from sales of the TELES iGate and vGate product lines, and we expect that these products will continue to account for a significant portion of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of development or deployment of new products, features and technologies, could cause a significant decrease in our revenues and profitability.

Reliance on market purchase and sale opportunities.

We acquire a significant portion of our non-TELES inventory on secondary markets as used or refurbished product, and we rely upon purchasing opportunities on the open market. We do not currently rely upon purchases direct from manufacturers, nor do we purchase primarily from “top tier” distributors of new products (top tier meaning those distributors who purchase directly from major manufacturers such as Cisco). We do not have long-term supply or sale contracts for inventory, and we do not participate in large buying opportunities, which may offer larger discounts. Termination, interruption, or contraction of our relationships with our vendors, or unavailability on the open market of our core products, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Historical dependence on a small number of customers, the loss of, or reduction in, purchases by any of which could have a material adverse effect on our revenue.

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

Risks most specific to our NWB Telecom division (wholesale VoIP service provider).

The following are certain risks we consider most important to the NWB Telecom division of our business, but these risks should be read in connection with all the other risks described herein (including those specific to other divisions).

Potential for key supplier interruptions.

We do not rely upon or maintain any long term supply or termination service contracts, and all of our vendor agreements are terminable at will by either party without notice. In addition, our suppliers rely upon short term contracts or arrangements with other local service providers, including tier 1 service providers, to supply termination routes; these contracts or arrangements may also be terminated upon short notice. Therefore, our VoIP service business is subject to supply disruptions that are not within our control and that could have a material adverse effect upon the NWB Telecom division’s financial results. Critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership, and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. Finally, we will not be able to increase our VoIP service traffic if Internet infrastructure does not continue to expand to more locations worldwide, particularly into emerging markets and developing nations. The risk of negative impact on our gross profit due to supply interruptions is increased by our recent reliance on a small number of vendors offering relatively high-margin VoIP termination services in foreign countries.

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

We currently operate two principal network operations centers, one in our Eugene, Oregon facility and one in a leased collocation facility in New York, New York. In some cases, we have designed redundant systems, provided for excess capacity, and taken other precautions against platform and network failures, as well as facility failures relating to power, air conditioning, destruction, or theft. Nonetheless, some of our infrastructure and functionality, including that associated with certain components of our wholesale business, such as switching or routing equipment, operate as a single point of failure, meaning, failures of the type described may prohibit us from offering services. If the overall performance of the Internet is seriously downgraded by website attacks, failure of service attacks, or other acts of computer vandalism or virus infection, our ability to deliver our communication services over the Internet could be adversely impacted, which could cause us to have to increase the amount of traffic we must carry over alternative networks, including the more costly public switched telephone network. In addition, our business interruption insurance may not cover losses we could incur because of any such disruption of the Internet.

International governmental regulation and legal uncertainties could limit our ability to provide current services or increase costs, or subject us to legal liability.

Regulatory treatment of Internet telephony outside the United States varies from country to country. In many countries in which we purchase termination services, the status of the laws or contracts that may relate to our services, including their interpretation and enforcement, is unclear. We cannot be certain that our customers, local service providers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, or that they or we will be able to comply with existing or future requirements. We provide our services in reliance on local service providers that may be subject to telecommunications regulations in their home countries. In some of those countries, licensed telephony carriers, as well as government regulators and law enforcement authorities may question the legal authority of our local service providers and/or our legal authority. Because of our relationships with resellers, some countries or local service providers may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to regulatory action such as fines or penalties, including asset forfeitures. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. If foreign governments or other bodies begin to impose related restrictions on VoIP or our other services or otherwise enforce laws or regulations against us, our affiliates, or our vendors, such actions could have a material adverse effect on our operations. In addition, deregulation of the communications markets in developing foreign countries may not continue, and incumbent providers, trade unions, and others may resist legislation directed toward deregulation and may resist allowing us to interconnect to their network switches. Governments and regulations may change, resulting in availability of licenses and/or cancellations or suspensions of licenses, confiscation of equipment, and/or rate increases; the instability of the regulations applicable to our businesses and their interpretation and enforcement in these markets could materially and adversely affect our business.

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

There is relatively limited trading of our stock in the public markets, and this imposes significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of our stock on the open market may precipitate significant declines in the prices quoted by market makers. The market price for our ordinary shares and the prices of shares of other technology companies have been volatile. Our quarterly and annual operating results are difficult to predict and may fluctuate significantly. It is possible that we will fail to achieve revenue or profit expectations in the future. The following factors, many of which are beyond our control, may cause significant fluctuations in the market price of our shares:

•	fluctuations in our quarterly revenues and earnings or those of our competitors;

•	shortfalls in our operating results compared to levels forecast by securities analysts;

•	announcements concerning us, our competitors, or IP telephony, including technological innovations;

•	the introduction of new products, changes in product lines, or changes in business models; and

•	market conditions in the industry, and in technology securities markets.

Our common shares are sporadically and thinly-traded on the over-the-counter market on the OTC Bulletin Board (the “OTCBB”), meaning that the number of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and the fact that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a company with an operating history as limited as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

As of March 17, 2008, Qualmax owned preferred stock convertible into approximately 72% of our Common Stock, with commensurate current voting and economic rights. M. David Kamrat and Noah Kamrat, father and son, together with their spouses (collectively, the “Kamrat Family”), beneficially control approximately 37% of our Common Stock, via their ownership of Qualmax common stock; P&S Spirit, an entity controlled by Dr. Selvin Passen and Jacob Schorr, Ph.D., together with Dr. Selvin Passen separately, beneficially controls approximately 37% of our Common Stock. Therefore, the members of Kamrat Family, P&S Spirit, and Dr. Passen collectively are able, indirectly via their influence on matters requiring Qualmax shareholder vote, to significantly influence the vote on matters requiring our stockholders’ approval, including the election of directors. For more information regarding stock ownership of principal shareholders see Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 2.	DESCRIPTION OF PROPERTY

Our U.S. operations are headquartered in Eugene, Oregon, in leased commercial premises in two buildings, located at 340 W. 5th Avenue and at 488 Lincoln Street. The condition of these leased premises is good, and we have recently made substantial tenant improvements to both premises. The principal terms and lease payment obligations are discussed in more detail under Item 7, “Financial Statements – Note K.”

ITEM 3.	LEGAL PROCEEDINGS

Former Employee Litigation

The lawsuit brought by a former employee of the Company, Fred Singer, relating to stock options and prior compensation, was settled on April 10, 2007, the Company agreeing that the plaintiff, Mr. Singer, is the holder of options to purchase 70,000 shares of the Company’s Common Stock.

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

Initial hearings on a motion for change of venue were concluded in February 2007. Additional hearings were conducted in late April 2007. The Company has been preliminarily informed that a decision from the French court to maintain venue in France was made in September 2007, and that defendants have filed an appeal of that decision, but that no ruling has been made on the appeal as of the date of this filing. At present, based upon the limited progress of the matter and without the benefit of the completion of factual discovery, management believes this litigation does not pose a significant financial risk to the Company.

The Blackstone Litigation

On April 1, 2008, effective as of March 31, 2008, the Company entered into a settlement agreement in relation to a lawsuit entitled Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, filed August 10, 2006 in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the “Blackstone Litigation”). As disclosed in the Company’s Quarterly Reports on Form 10-QSB filed with the SEC on November 19, August 20, and May 21, 2007, and the Company’s Annual Report on Form 10-KSB filed with the SEC on April 17, 2007, the facts underlying the Blackstone Litigation relate to a contract between defendant Worldwide PIN Payment Corp. and plaintiffs, and a third party, to plaintiffs’ allegations of misappropriation of trade secrets and corporate opportunity, and to claims that defendants, or some of them, tortiously interfered with plaintiffs’ contract with a third party.

Pursuant to the settlement agreement, the Company has agreed to pay plaintiffs the sum of $50,000 toward plaintiffs’ costs of litigation, and in exchange, plaintiffs have released the Company from all claims asserted by plaintiffs or otherwise arising against the Company; all claims against the Company were dismissed with prejudice.

Additional Disputes

In addition to the matters discussed above, the Company is involved in various disputes or litigation matters that arise in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock is currently traded on the OTCBB under the symbol “NWBD.OB.” The following table sets forth, for the fiscal quarters indicated, high and low closing bid prices for the Common Stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc. (NASD). The information below reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Low Bid	High Bid
Fiscal Year Ended December 31, 2007
First Quarter	$0.085	$0.085
Second Quarter	0.170	0.200
Third Quarter	0.050	0.080
Fourth Quarter	0.040	0.050

Fiscal Year Ended December 31, 2006
First Quarter	$0.180	$0.180
Second Quarter	0.330	0.330
Third Quarter	0.180	0.210
Fourth Quarter	0.090	0.110

Stockholders

As of March 26, 2008, there were approximately 160 holders of record of our Common Stock. The closing bid and asked prices for our Common Stock on March 26, 2008, were $0.07.

Dividends

Due to negative cash flow, we have not paid any cash dividends on our Common Stock to date, and we do not contemplate the payment of cash dividends in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Stock Option Grants

For the twelve months ended December 31, 2007, we granted no stock options.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2007, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	–	–	–
Equity compensation plans not approved by stockholders	3,245,000	$0.20	1,755,000

Recent Sales of Unregistered Securities

P&S Spirit share purchase.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2007, effective December 29, 2006, the Company entered into the Subscription Agreement with P&S Spirit and with the Kamrats. On and effective May 31, 2007, the parties to the Subscription Agreement entered into the Amended Subscription Agreement, amending the Subscription Agreement as described herein.

Pursuant to the Subscription Agreement, the Company agreed to sell to P&S Spirit, and P&S Spirit agreed to purchase: (i) on the date of closing: (A) 11.160454 shares of Preferred Stock of the Company, par value $0.01 per share, which shares of Preferred Stock are convertible into 33,333,333 shares of the Company’s Common Stock, par value $0.01 per share, at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock), for an aggregate purchase price of $3,000,000; and (B) a Warrant to purchase an additional 9.300378 shares of Preferred Stock at an exercise price of $268.806.27 per share (equivalent to $0.09 per share of Common Stock); (ii) upon the satisfaction of certain conditions set forth in the Subscription Agreement, Tranche B-1 Shares (i.e., an additional 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock), at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock), for an aggregate purchase price of $1,000,000; and (iii) upon the satisfaction of certain conditions set forth in the Subscription Agreement, the Tranche B-2 Shares (i.e., an additional 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock), at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock), or an aggregate purchase price of $1,000,000. In addition, as part of the transaction, the Kamrats agreed to transfer a total of 3,827,655 shares of common stock, par value $0.01 per share, of Qualmax to P&S Spirit, and in consideration of the Kamrats’ agreement the Company agreed to issue warrants to the Kamrats representing, in the aggregate, the right to purchase 9.300378 shares of Preferred Stock (convertible into 27,777,778 shares of Common Stock), at an exercise price $268.806.27 per share (equivalent to $0.09 per share of Common Stock on an as-converted basis); the warrants issued to the Kamrats have the same terms as the warrants issued to P&S Spirit.

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

Pursuant to the Amended P&S Subscription Agreement, P&S Spirit agreed to buy, and the Company agreed to sell, all of the Tranche B-1 Shares and Tranche B-2 Shares, as converted into a total of 22,222,222 shares of Common Stock, for an aggregate purchase price of $1,000,000, and P&S Spirit agreed to waive certain of the conditions precedent to the purchase of the Tranche B-1 Shares and Tranche B-2 Shares as set forth in the Subscription Agreement.  The provisions of the Warrants have not been amended.  Such shares of Common Stock are, or will be, issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  A copy of the Amended P&S Subscription Agreement was included as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007.

In connection with the transactions contemplated by the Amended P&S Subscription Agreement, the Company, Qualmax, the Kamrats, P&S Spirit and certain affiliates of the Kamrats and P&S Spirit entered into a First Amendment to Amended and Restated Lock-Up Agreement, a copy of which was filed with the SEC on June 6, 2007 as Exhibit 10.7 to the Company’s Current Report on Form 8-K.

Also in connection with the transaction contemplated by the Amended P&S Subscription Agreement, the Company, Qualmax, the Kamrats, P&S Spirit and certain affiliates of the Kamrats and P&S Spirit entered into a First Amendment to Amended and Restated Voting Agreement, a copy of which was filed with the SEC on June 6, 2007 as Exhibit 10.8 to the Company’s Current Report on Form 8-K.

BOS debt conversion.

On January 9, 2007, the Company, Qualmax, IP Gear, Ltd., P&S Spirit, and BOS entered into an agreement, effective as of December 31, 2006, pursuant to which, among other things, the parties agreed to convert approximately $1.48 million, in the aggregate, of amounts due and payable to BOS under certain loan, royalty, and outsourcing agreements, into 5.50652 shares of Preferred Stock, par value $0.01 per share, of the Company; this Preferred Stock is convertible into 16,446,544 shares of Common Stock, par value $0.01 per share, of the Company. The price of the Preferred Stock issued to BOS was $268.806.27 per share (equivalent to $0.09 per share of Common Stock on an as-converted basis).

The shares of Preferred Stock issued to BOS are issued without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

As discussed above, on April 24, 2007, when the Company filed its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, all outstanding shares of the Company’s Preferred Stock were automatically converted to shares of Common Stock at a ratio of 2,986,736 shares of Common Stock for each share of Preferred Stock.  As a result, the shares of Preferred Stock issued to BOS were each converted into 16,446,544 shares of Common Stock, par value $0.01 per share, of the Company.

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

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial operations and financial conditions. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, and in conjunction with Part I, “Disclosure Regarding Forward-Looking Statements,” and Item 1, “Description of Business—Certain Risk Factors.”

Results of Operations

Company-wide revenue and gross profit.

Company-wide (referring to the Company’s two principal lines of business, on a consolidated basis) revenue, gross profit and gross profit margin for the three month and twelve month periods ended December 31, 2006 and December 31, 2007 were as follows:

Company-wide	3 Months Ended December 31, 2006	3 Months Ended December 31, 2007	Change
Revenue	$4,503,226	$5,263,256	16.88%
Gross Margin	6.28%	15.09%
Gross Profit	$282,669	$794,235	180.98%

Company-wide	12 Months Ended December 31, 2006	12 Months Ended December 31, 2007	Change
Revenue	$17,537,928	$17,101,203	(2.49%	)
Gross Margin	10.48%	13.43%
Gross Profit	$1,837,350	$2,296,550	24.99%

Company-wide revenue and gross profit reflect the results of the Company’s initiatives in both equipment and service divisions to improve gross margins and quality of accounts receivable, and to reduce slow moving inventory. As illustrated in more detail below, the revenue and gross margin increase is primarily due to TELES sales, in our NWB Networks division, and certain niche VoIP service termination routes in our NWB Telecom division. Revenue for 2007 is slightly lower than revenue for 2006, reflecting declining revenues in the first three quarters of 2007.

We note that the following percentages are based upon pro forma restated unaudited financial statements for the period ended December 31, 2007, showing our former subsidiary, IP Gear, Ltd. (an Israeli company) listed as discontinued operations; furthermore, the following percentages are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service:

3 Months Ended December 31, 2007	NWB Networks	NWB Telecom
Portion of Company-Wide Revenue	36.06%	63.94%
Portion of Company-Wide Gross Profit	36.56%	63.44%

12 Months Ended December 31, 2007	NWB Networks	NWB Telecom
Portion of Company-Wide Revenue	33.08%	66.92%
Portion of Company-Wide Gross Profit	30.62%	69.38%

The following discussion of gross profit on a per-business line or divisional basis provides additional information regarding each line’s performance.

Sale of IP Gear, Ltd. Subsidiary.

As described above in Item 1, “Description of Business—Recent Developments—Sale of IP Gear, Ltd. Subsidiary,” effective July 1, 2007, the Company sold its IP Gear, Ltd. subsidiary to TELES, a VoIP equipment developer and manufacturer based in Berlin, Germany.

We believe that IP Gear, Ltd.’s losses through the second quarter of 2007 reflect a long-term trend in declining VoIP technology prices, and that to maintain a research and development and manufacturing business and regain profitability would require a lengthy and sustained cost-cutting effort and substantial interim financing. We did not know how long that process would take or whether we would ultimately be able to adequately adjust our costs in relation to our competitors. Further, during the entire period of our ownership of IP Gear, Ltd., even during periods of higher gross margin, IP Gear, Ltd. experienced substantial operating losses and negative cash flow. Our ability to secure sources of funding for IP Gear, Ltd.’s operating losses was tenuous, and we were not able to identify a source of adequate additional capital on acceptable terms, in the form of equity or debt, within the time needed for operations. Faced with a rapidly deteriorating cash position, and limited prospects for securing necessary capital on acceptable terms within the necessary timeframe, we determined that the Company’s interests would be best served by a sale of our IP Gear, Ltd. subsidiary.

We further believe that the sale of IP Gear, Ltd. to TELES provides the Company an opportunity for growth and restructuring beyond the sale itself, in the form of the Partner Contract granting the Company exclusive rights (subject to certain limitations) to distribute both TELES and IP Gear, Ltd. products in North America. We recognize that by selling IP Gear, Ltd., we have given up the opportunity to build upon a potentially valuable technology asset. However, we believe that the short-term cash flow and operational benefit to the Company, and the potential long-term value represented by our new Partner Contract with TELES, make the transaction favorable to the Company.

NWB Networks division revenue and gross profit.

Our VoIP and other telephony product distribution and resale business, which formerly operated under the name “IP Gear,” has been renamed “NWB Networks.” NWB Networks focuses on the distribution, resale and support of TELES and IP Gear, Ltd. products, and, on a more limited basis, continues to act as a niche reseller of certain additional manufacturers’ products.

Revenue, gross profit and gross profit margin for the NWB Networks division for the three month and twelve month periods ended December 31, 2006 and December 31, 2007 were as follows:

NWB Networks	3 Months Ended December 31, 2006	3 Months Ended December 31, 2007	Change
Revenue	$1,226,531	$1,898,148	54.76%
Gross Margin	15.29%	15.30%
Gross Profit	$187,583	$290,340	54.78%

NWB Networks	12 Months Ended December 31, 2006	12 Months Ended December 31, 2007	Change
Revenue	$6,307,644	$5,657,689	(10.30)%
Gross Margin	15.69%	12.43%
Gross Profit	$989,792	$703,308	(28.94)%

Sales of our legacy VoIP equipment resale business (VoIP access servers and related equipment, other than TELES and IP Gear, Ltd. products) have stabilized, albeit at levels much lower than we experienced in the first half of 2006, and we continue to struggle to maintain acceptable gross margins. As illustrated below, our legacy equipment business experienced a gross loss in the fourth quarter of 2007, and slim margins for the year, reflecting both declining prices in the market for that product line and an effort to reduce or eliminate slow moving legacy inventory.

We believe that our margins are not likely to improve in these product lines in the near term. Our search for higher margin product lines has resulted in our exclusive distributor status in relation to TELES and IP Gear, Ltd. products.

We believe that the consummation of the Partner Contract with TELES will play a key role in our initiative to improve revenues and margins in our NWB Networks division. In particular, by acquiring IP Gear, Ltd., TELES now offers a more comprehensive product line, and TELES products greatly expand the scope of IP Gear, Ltd.’s product line. Our relationship with TELES as an exclusive distributor in North America provides an opportunity for the Company to sell these products at an attractive margin, and to build a support and service network for end-users and VARs. In light of the Partner Contract, we plan to focus sales and distribution growth on North American sales of TELES and IP Gear, Ltd. products and certain other complementary products, for as long as we maintain our distributor relationship with TELES, and to continue to pursue other product sales opportunities on a more opportunistic basis, particularly where complementary to sales of our core TELES and IP Gear, Ltd. product line. We are currently pursuing a sales and marketing campaign in North America, in concert with TELES, under the name “TELES USA.”

We note that the Company has been selling TELES equipment as an exclusive distributor only since July, 2007, and therefore, has very limited experience and only preliminary results on which to evaluate future potential. We therefore believe that comparisons to revenues and gross profits in fiscal 2006 are not meaningful.

The table below shows the portion of NWB Networks divisional revenue, gross profit and gross profit margin attributable to sales of TELES and IP Gear products, in comparison to sales of all other products in the NWB Networks division, during 2007 on a quarterly and year end basis. We note that the following figures are based upon financial statements for the year ended December 31, 2007, showing our former subsidiary, IP Gear, Ltd. (an Israeli company) listed as discontinued operations; the following figures are based only upon the operations of the Company’s NWB Networks division continuing businesses in equipment distribution and resale for the following periods in 2007:

2007	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$1,127,874	$100,150	70.04%	$19,903	7.90%	19.87%
Q2	$833,349	$133,642	72.81%	$66,651	5.49%	49.87%
Q3	$1,018,220	$546,306	62.59%	$149,038	4.18%	27.28%
Q4	$557,059	$1,341,089	63.94%	$397,333	(19.21)%	29.63%

Year	$3,536,502	$2,121,187	66.92%	$632,925	1.99%	29.84%

The majority of our TELES product sales during 2007 have been of TELES’s mobile fixed wireless application gateways, marketed under the iGate and vGate brands. TELES mobile gateways provide a consolidated mobile, public switched telephone network (PSTN) and VoIP gateway solution to carriers and corporate network customers seeking to connect their private branch exchange (PBX) to mobile and VoIP services, and can be added to integrated services digital network (ISDN) and internet protocol (IP) environments for least cost routing and other advanced call routing and rerouting applications. While this has been a strong market for us in the third and fourth quarters of 2007, it is possible that market demand will slow in 2008, depending on whether VoIP networks in our key markets continue to expand using iGate and vGate technology.

Our exclusive distribution rights for TELES equipment are contingent upon reaching certain minimum purchase thresholds (meaning, the amount of TELES equipment we purchase from TELES). For the fifteen month period ending September 30, 2008, our purchase threshold is $1,000,000. For the six month period from July 1 to December 31, 2007, our TELES purchases (for inventory received from TELES) totaled $1,798,162.

Initially, our TELES sales orders outpaced TELES’s ability to supply certain products, particularly fixed wireless gateways, potentially constraining sales growth and negatively impacting customer relations and brand acceptance. However, in the fourth quarter TELES was able to increase production and enable us to fill a number of pending orders. We believe time-to-market is a critical component of success for technology product sales, both in terms of product deliver and product innovation. We remain confident in TELES’s ability to meet product demand and continue product innovation in key product lines, such as fixed wireless gateways and customer premise VoIP equipment. However, we do not control production of any of the products we distribute and sell.

All products purchased from TELES are per contract quoted in the base currency used by TELES, the Euro. New World Brands sells all goods to its customers in U.S. dollars. As a result, we have a certain exposure to currency risk to the extent the relative value of the U.S. dollar drops compared to the Euro. During 2007, the Euro has increased substantially relative to the U.S. dollar, and it appears likely that the Euro may increase further. Currently our exposure to dollar devaluation relative to the Euro is limited, because our purchase volume from TELES and other Euro-based manufacturers has been limited compared to our total revenue, because we do not maintain a substantial amount of Euro-based inventory, and because we have been able adjust product pricing and limit the time between Euro-based product purchase and dollar-based product sale. However, if we are successful in our efforts to increase TELES sales, and as we increase our Euro-based inventory, our exposure to currency risk will increase.

NWB Telecom division revenue, gross profit and gross profit margin.

Our wholesale VoIP services business, which formerly operated under the name “IP Gear Connect,” has been renamed “NWB Telecom.”

Revenue and cost of goods for the IP Gear Connect division (wholesale VoIP services) for the three month and twelve month periods ended December 31, 2006 and December 31, 2007 were as follows:

NWB Telecom	3 Months Ended December 31, 2006	3 Months Ended December 31, 2007	Change
Revenue	$3,237,776	$3,365,108	3.93%
Gross Margin	1.88%	14.97%
Gross Profit	$60,982	$503,895	726.30%

NWB Telecom	12 Months Ended December 31, 2006	12 Months Ended December 31, 2007	Change
Revenue	$11,230,284	$11,443,514	1.90%
Gross Margin	7.55%	13.92%
Gross Profit	$847,558	$1,593,242	87.98%

We completed the initial implementation of our upgraded switching equipment as of September 30, 2007, thereby expanding the potential volume of our wholesale telephony service offering, and our switching monitoring, support and service capacity in order to adequately support expanding service volume. During 2007, we have ramped-up sales and marketing efforts, and as illustrated below have managed to increase revenue during 2007 while maintaining gross margins. The comparative fourth quarter periods reflect unusually low gross margins in the fourth quarter of 2006.

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

During 2007, NWB Telecom has substantially expanded its purchases of foreign termination service from a particular affiliated group of vendors. The following table illustrates, for 2007, the revenue generated from resale of services purchased from these vendors, and the related gross profit, in comparison to the costs and associated revenue of all other NWB Telecom vendors, and all other Company vendors, during the period:

12 Months Ended December 31, 2007	Significant Vendor	All Other NWB Telecom Vendors	All Other Company-Wide (including all other NWB Telecom vendors)
Revenue (generated from resale of service purchased from vendor)	$4,067,559	$7,375,955	$13,033,644

Gross Profit (earned from resale of service purchased from vendor)	$1,075,824	$517,417	$1,220,726

Resale of termination routes purchased from the affiliated vendors represented 36.54% of revenue for the NWB Telecom division, 23.79% of the revenue for the entire Company, and generated 67.52% of the gross profit of the NWB Telecom division and 46.85% of the gross profit of the entire Company.

These vendors are under no enforceable obligation to sell us service of any kind, and we are under no obligation to buy, other than on a week-by-week basis, and we are at risk of losing some or all of the services supplied by this vendor with little or no notice. Furthermore, we can have no assurance that these vendors will continue to be able to offer services for sale at the gross margins currently earned. Loss of this significant vendor, or of the high-margin services we currently purchase, would result in an attendant loss of associated gross profits, without a corresponding immediate decrease in related sales, general and administrative costs, therefore negatively impacting our overall profitability in the near term.

The table below shows the portion of NWB Telecom divisional revenue, gross profit and gross profit margin, and NWB Telecom gross profit as a percentage of Company-wide gross profit, during 2007 on a quarterly and year end basis. We note that the following figures are based upon financial statements for the year ended December 31, 2007, showing our former subsidiary, IP Gear, Ltd. (an Israeli company) listed as discontinued operations:

2007	Revenue NWB Telecom	Gross Profit NWB Telecom	Gross Profit Margin NWB Telecom	NWB Telecom Gross Profit as % of Company- wide Gross Profit

Q1	$2,870,997	$461,535	16.08%	80.89%
Q2	$2,589,778	$309,911	11.97%	73.39%
Q3	$2,617,632	$317,900	12.14%	62.40%
Q4	$3,365,108	$503,896	14.97%	63.44%

Year	$11,443,514	$1,593,242	13.92%	69.38%

Summary: company-wide and divisional revenue, gross profit and gross profit margin, on a quarterly and year-end basis, for 2007.

It is the goal of management to present the Company’s financial performance in as comprehensive, accurate, and illustrative a manner as possible. To that end, management continually seeks to improve the presentation of results of the Company’s operations in this Item 6, “Management’s Discussion and Analysis or Plan of Operation.” The following tables duplicate information presented elsewhere in this Item 6, but we believe that the following presentation of that information may be helpful to shareholders and potential investors. As the Company continues to develop its internal controls and financial records keeping, we hope to be able to present this sort of consolidated and comprehensive information for current periods in comparison to prior periods. The following presentation is not intended to substitute for any other portion of this Item 6.

2007	Revenue Company Wide	Revenue NWB Telecom	% of Company-Wide Revenue	Revenue NWB Networks (non- TELES)	% of Company- Wide Revenue	Revenue TELES Products only	% of Company-Wide Revenue

Q1	$4,099,021	$2,870,997	70.04%	$1,127,874	27.52%	$100,150	2.44%
Q2	$3,556,768	$2,589,778	72.81%	$833,349	23.43%	$133,642	3.76%
Q3	$4,182,157	$2,617,632	62.59%	$1,018,220	24.35%	$546,306	13.06%
Q4	$5,263,257	$3,365,108	63.94%	$557,059	10.58%	$1,341,089	25.48%

Year	$17,101,203	$11,443,514	66.92%	$3,536,502	20.68%	$2,121,187	12.40%

2007	Gross Profit Company Wide	Gross Profit NWB Telecom	% of Company-WideGross Profit	Gross Profit NWB Networks (non- TELES)	% of Company-Wide Gross Profit	Gross Profit TELES Products only	% of Company-Wide Gross Profit

Q1	$570,550	$461,535	80.89%	$89,112	15.62%	$19,903	3.49%
Q2	$422,304	$309,911	73.39%	$45,742	10.83%	$66,651	15.78%
Q3	$509,455	$317,900	62.40%	$42,517	8.35%	$149,038	29.25%
Q4	$794,240	$503,896	63.44%	$(106,989)	(13.47)%	$397,333	50.03%

Year	$2,296,550	$1,593,242	69.38%	$70,383	3.06%	$632,925	27.56%

2007	Gross Profit Margin Company Wide	Gross Profit Margin NWB Telecom	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin (TELES only)

Q1	13.92%	16.08%	7.90%	19.87%
Q2	11.87%	11.97%	5.49%	49.87%
Q3	12.18%	12.14%	4.18%	27.28%
Q4	15.09%	14.97%	(19.21)%	29.63%

Year	13.43%	13.92%	1.99%	29.84%

Total Company expenses.

Total Company expenses (sales, marketing, general, and administrative) for the three and twelve month periods ended December 31, 2006 and 2007 were as follows:

	3 Months Ended December 31, 2006	3 Months Ended December 31, 2007	Change
Total Expenses	$1,811,074	$1,269,545	(29.92)%

	12 Months Ended December 31, 2006	12 Months Ended December 31, 2007	Change
Total Expenses	$4,065,361	$4,214,422	3.66%

The substantial decrease in total expenses for the comparative three month period is due primarily to decreases in legal, accounting, and other professional fees, related to 2006 restructurings and debt and equity offerings, litigation, and accounting services. However, total expenses increased slightly for the twelve month period ending December 31, 2007 as compared to that ending December 31, 2006, reflecting: (i) higher legal, accounting, and professional fees during the nine month period ending September 30, 2007, as compared to the nine month period ending September 30, 2006; (ii) increased sales and marketing costs (including sales staff) during the twelve month period ending December 31, 2007, as compared to the twelve month period ending December 31, 2006; and (iii) migration during the third and fourth quarters of 2007 of the Company's core telecom service switching and routing operations to an outsource provider, utilizing the outsource provider's equipment rather than our own, resulting in an increase in related expenses and a decrease in related capitalized expenditures. We note that the above figures are based upon financial statements for the periods ended December 31, 2007 and 2006, showing our former subsidiary, IP Gear, Ltd. (an Israeli company), listed as discontinued operations; the above figures are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service.

Interest.

Continuing Operations Only	3 Months Ended December 31, 2006	3 Months Ended December 31, 2007
Interest	$32,073	$19,859

	12 Months Ended December 31, 2006	12 Months Ended December 31, 2007
Interest	$178,967	$129,346

The change over both periods is due primarily to fluctuations in the principal amount of the P&S Term Loan and the BoA Loan, and differences in interest rates between the two loans. (The P&S Term Loan has been a smaller principal amount at a lower interest rate than the BoA Loan.)

Amortization and depreciation.

	12 Months Ended December 31, 2006	12 Months Ended December 31, 2007	Change
Continuing Operations Only	$296,110	$416,441	40.64%

Amortization and depreciation for the Company for continuing operations increased in 2007 due to increased depreciation reflecting increased capital investment during prior periods in switching, routing, and tracking equipment and technology utilized in relation to our NWB Telecom VoIP service business. Our U.S.-based operations have a very limited amount invested in software technology, and as a result, our current amortization is negligible and not expected to increase in the near term.

Net loss.

The above factors contributed to a net loss for the Company for both the three and nine month periods ended December 31, 2007. As a result of the sale of our IP Gear, Ltd. subsidiary to TELES, we are required to restate financials on a pro forma basis for years 2007 and 2006, showing our former subsidiary, IP Gear, Ltd., listed as discontinued operations, and separately reporting the results of operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service. However, we believe that for a better understanding of the impact of the IP Gear, Ltd. sale on our net losses, it is important to also consider the Company’s net losses reported to include the losses generated by discontinued operations (meaning, including losses from IP Gear, Ltd.) in net losses generated by continuing operations. The Company’s net losses for the three and twelve month periods ended December 31, 2007 and 2006, shown both excluding and including discontinued operations, are as follows:

	3 Months Ended December 31, 2006	3 Months Ended December 31, 2007
Net Loss From Continuing Operations Only	$(1,073,525)	$(581,883)

	12 Months Ended December 31, 2006	12 Months Ended December 31, 2007
Net Loss From Continuing Operations Only	$(2,278,660)	$(2,758,497)

	3 Months Ended December 31, 2006	3 Months Ended December 31, 2007
Net Loss From Continuing and Discontinued Operations	$(2,163,109)	$(910,157)

	12 Months Ended December 31, 2006	12 Months Ended December 31, 2007
Net Loss From Continuing and Discontinued Operations	$(5,425,674)	$(6,703,186)

The difference between net loss from continuing operations only, as compared to the net loss for continuing and discontinued (meaning, IP Gear, Ltd.), illustrates the impact of the Company’s former subsidiary, IP Gear, Ltd., on the Company’s financial performance.

Following is a summary of total company expenses, interest, amortization and depreciation, and resultant net profit/loss, allocated among our two operating divisions, NWB Telecom and NWB Networks, and showing NWB Networks results for non-TELES products and TELES products only. We note that the following figures are based upon financial statements for the periods ended December 31, 2007 and 2006, showing our former subsidiary, IP Gear, Ltd. (an Israeli company), listed as discontinued operations.

2006 Continuing Operations(1)	Company- Wide	Corporate Expenses		NWB Telecom	NWB Networks (non- TELES)	NWB Networks (TELES only)

Gross Profit	$1,837,350	N/A		$847,558	$989,792	$0

SG&A Expense(2)	$(4,138,286)	$(1,664,031	)(3)	$(1,451,158)	$(1,023,097)	$0

Interest	$(178,967)	$(175,229)		$(3,697)	$(40)	$0
Depreciation/Amortization	$(296,110)	$(125,198)		$(136,736)	$(34,175)	$0
Other Income (Expense)	$24,448	$87,406		$0	$(62,958)	$0

2006 Net Profit (Loss) from Continuing Operations Only	$(2,751,565)	$(1,877,052)		$(744,034)	$(130,478)	$0

2006 Continuing and Discontinued Operations(1)

Profit (Loss) on Write Down of Discontinued Operations	$(3,147,014)
Gain (Loss) on Disposition of Discontinued Operations	$0
Tax Provision	$472,905

2006 Net Profit (Loss) from Continuing and Discontinued Operations	$(5,425,969)

2007 Continuing Operations	Company- Wide	Corporate Expenses		NWB Telecom	NWB Networks (non- TELES)	NWB Networks (TELES only)

Gross Profit	$2,296,550	$0		$1,593,242	$70,383	$632,925

SG&A Expense(2)	$(4,214,422)	$(1,942,020	)(3)	$(1,259,716)	$(620,720)	$(391,966)

Interest	$(129,346)	$(119,347)		$(9,409)	$(456)	$(134)
Depreciation/Amortization	$(416,441)	$(177,504)		$(236,519)	$(2,344)	$(73)
Other Income (Expense)	$109,157	94,291		$21,247	$(6,381)	$0

2007 Net Profit (Loss) from Continuing Operations Only	$(2,354,502)	$(2,144,280)		$108,845	$(559,518)	$240,752

2007 Continuing and Discontinued Operations

Profit (Loss) on write down of discontinued operations	$(3,949,395)
Gain (Loss) on disposition of discontinued operations	$4,706
Tax Provision	$(403,995)

2007 Net Profit (Loss) from Continuing and Discontinued Operations	$(6,703,186)

(1)
2006 is presented in a manner consistent with 2007 for comparison purposes, showing the operations of our former subsidiary, IP Gear, Ltd., as discontinued, even though the subsidiary’s operations were not discontinued until 2007.

(2)	Includes management’s determination of sales, general, and administrative expenses directly allocable to each division or line of business.

(3)
Includes indirectly allocable expenses, which include, for example, legal, and accounting fees, costs of SEC compliance, costs of leasing and operating our facilities in Eugene, Oregon, and certain executive-level management costs.

Liquidity and Capital Resources

The Company’s year-end cash balance and ratio of current assets to current liabilities for the twelve month periods ending December 31, 2007 and 2006 are indicated below:

	2007	2006

Cash	$2,038,635	$3,396,617
Current Assets	$4,562,198	$7,511,470
Current Liabilities	$2,274,814	$3,702,112
Current Ratio (current assets to current liabilities)	2.17:1	2.03:1
Quick Ratio (cash to current liabilities)	0.90:1	0.92:1

The Company’s cash utilization rates (meaning, amount of cash used in operations) for both Continuing Operations and Discontinued Operations for the twelve months ended December 31, 2007 and 2006 were, respectively, $6,220,155 and $5,425,674. However, the Company’s cash utilization rate for Continuing Operations only for the twelve months ending December 31, 2007 was $2,242,296. Because no Discontinued Operations will occur in fiscal year 2008, as a result of the sale of our IP Gear, Ltd. subsidiary, we believe that our cash utilization rate for Continuing Operations is the relevant starting point for anticipating cash utilization rates in fiscal year 2008.

Our capital raised from loan financing remained unchanged in 2007, at $1,000,000. As a result of the partial loan repayment relating to the TELES Loan transaction in March, 2008, our loan financing proceeds have decreased in 2008 as of the date of this filing by $500,000. Capital raised from equity financing totaled $1,000,000 in 2007 as compared to over $6,000,000 in 2006. We currently have available to us $500,000 in additional debt financing from the P&S Credit Line, and, contingent upon completion of the merger of Qualmax with and into the Company (among other contingencies), $1,000,000 in additional debt financing from the TELES Loan.

Capital expenditures.

The Company’s primary investment in capital had been focused on funding the R&D efforts of our IP Gear, Ltd. subsidiary. In the first six months of 2007, the Company made investments in this subsidiary, until it was sold on July 1, 2007. These capital expenditures are referred to as “Discontinued Operations” in our current financial statements. Capital expenditures by the Company for equipment providing the infrastructure of our telecom services division, NWB Telecom are referred to as “Continuing Operations” in our current financial statements. Capital expenditures of Continuing Operations for 2006 and 2007 also include certain expenditures associated with equity-based financing activities. The following chart provides a comparative representation of the capital expenditures for Continuing Operations and Discontinued Operations during 2007 and 2006:

	2007	2006

Capital Expenditures, Continuing Operations	$284,044	$648,074

Capital Expenditures, Discontinued Operations	$748,858	$5,972,978

Depreciation and Amortization, Continuing Operations	$406,152	$296,110

Depreciation and Amortization, Discontinued Operations	$1,157,308	$1,868,492

Reasons for reduced capital expenditures in 2007 as compared with 2006 primarily include the following:

•	As a result of the sale of our IP Gear, Ltd. subsidiary, the Company engaged in no meaningful research and development activities during the third and fourth quarters of 2007; and

•	The Company had no equity-based financing activities during the third and fourth quarters of 2007.

The reduction in capital expenditures for Continuing Operations also reflects a larger investment during 2006 in telecommunications equipment used to operate our NWB Telecom division. In the beginning of the third quarter of 2007, we began the process of migrating our core telecom service switching and routing operations to an outsource service provider, utilizing the service provider’s equipment rather than purchasing our own. As a result, our costs related to the service provider are treated as a current expense, while the costs related to investment in our in-house switching and routing equipment have been largely capitalized.

Future capital needs.

We believe that as a result of the sale of IP Gear, Ltd., our negative cash flow and operating losses should decrease substantially over the course of the fiscal year, and we believe the Company is now better positioned to achieve positive cash flow. As a result, management expects that in 2008 it will be able to focus its efforts on restructuring operations and cultivating high margin sales opportunities, rather than on raising capital and restructuring to fund or reduce operational losses.

Current capital expenditures are primarily related to investments made in the switching equipment used to operate the NWB Telecom division. We may also increase capital expenditures in relation to expansion of our customer and vendor support and training services provided in relation to sales and distribution of TELES products. However, the Company’s ability to pursue its current business plan without seeking additional debt- or equity-based capital is entirely dependent on management’s ability to increase revenues at current or higher gross margins, while decreasing overall Company costs relative to gross profits, and there can be no assurance that current market conditions will continue or that management will achieve its goals. In addition, management may recommend seeking additional debt- or equity-based capital to grow or maintain current operations, including without limitation additional build-out of our VoIP services network and infrastructure, or to pursue new lines of business or ventures, if market conditions appear to support additional investment.

Technology

As of December 31, 2006, our balance sheet reflected a value for our IP Gear, Ltd. subsidiary’s proprietary Claro technology.  As discussed in “Note B—Sale of Discontinued Operations—IP Gear, Ltd.” to the Company’s financial statements appearing in Item 7 of this Form 10-KSB), as a result of the sale of our IP Gear, Ltd. subsidiary, as of June 30, 2007, we began accounting for this asset as sold.

Since selling our IP Gear, Ltd. subsidiary, we have focused our investment in technology on our NWB Telecom VoIP service business, through the purchase or lease of switching and routing equipment, and the expansion of our technical staff and support contractors. We expect to continue to invest in the expansion of our NWB Telecom business, including potentially the implementation of new or enhanced billing and tracking software, and additional technical support and service staff. In addition, we expect to expand the customer support services offered by our NWB Networks division, by investing in additional staff and equipment. However, at this time, our investment in technology does not include the development of significant proprietary intellectual property.

Management Changes

Noah Kamrat, formerly our President and Chief Operations Officer, resigned from those positions effective January 24, 2008, in order to assume the position of Chief Technology Officer. M. David Kamrat, who also serves as Chief Executive Officer and a director, assumed the duties of President, and Shehryar Wahid, who also serves as Chief Financial Officer, Secretary, Treasurer, and a director, assumed the duties of Chief Operations Officer. These changes to key management positions are intended to address a potential void in our management team resulting from the sale of our IP Gear, Ltd. subsidiary. Upon the sale of our IP Gear, Ltd. subsidiary, we divested ourselves of our R&D and manufacturing business, and as a result lost the core of our in-house technology expertise in the VoIP industry, particularly with respect to new products and emerging trends in VoIP network equipment and its deployment. Noah Kamrat is particularly well suited to assuming the role of Chief Technology Officer due to his depth and breadth of experience selling and operating VoIP service networks, and selling, developing, and deploying VoIP technology equipment. We believe that, in the role of Chief Technology Officer, Mr. Kamrat will be able to better position the Company to take advantage of emerging product and service trends, and enable the Company to work closely with TELES to identify and serve emerging markets and uses for TELES and IP Gear, Ltd. products.

ITEM 7. FINANCIAL STATEMENTS

New World Brands’ financial statements for the fiscal year ended December 31, 2007 begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we have evaluated under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, and based on the framework for Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are reasonably effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and to present the Company’s financial statements fairly. As a result of the Reverse Acquisition, the Company’s former controls and procedures have been replaced with those formerly of Qualmax, and this Item 8.A describes evaluation and operation of the controls and procedures formerly of Qualmax. There has been no change in our internal controls over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding of controls. Therefore, even effective internal control over financial reporting can provide only reasonable, and not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time. Because of its inherent limitations, internal control over financial reporting may also fail to prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

As a result of the approval of our Amended and Restated Certificate of Incorporation, effective April 24, 2007, a staggered Board, divided into three classes, was created: (i) the initial term for Class I directors will expire at the 2007 annual meeting of stockholders; (ii) the initial term for Class II directors will expire at the 2008 annual meeting of stockholders; and (iii) the initial term for Class III directors will expire at the 2009 annual meeting of stockholders. Existing directors were assigned to the following classes: Noah R. Kamrat, Class II; M. David Kamrat, Class III; and Jacob Schorr, Ph.D., Class III.

For additional information regarding the authorization of additional shares, the conversion of Preferred Stock, and the staggered Board, reference is made to our Current Report on Form 8-K, filed with the SEC on April 30, 2007, and the Company’s Schedule 14C, filed with the SEC on March 20, 2007.

Effective January 31, 2007, Ian Richardson resigned as Chief Financial Officer of the Company, and Shehryar Wahid was appointed Chief Financial Officer of the Company. Ian Richardson continued to serve as Vice President and General Counsel.

Effective August 1, 2007, Ian Richardson resigned as Vice President and General Counsel of the Company and his employment with the Company terminated. Since August 1, 2007, Mr. Richardson has served the Company as outside counsel in private practice. Also effective August 1, 2007, Duy Tran resigned as Vice President and Secretary of the Company, M. David Kamrat, then the Company’s Chief Executive Officer, assumed the duties of Secretary on an interim basis.

Effective August 20, 2007, Noah Kamrat resigned as a member of the Board, and continued to serve as President and Chief Operating Officer of the Company. Also effective August 20, 2007, Dr. Selvin Passen joined the Board as a Class II member.

Effective January 24, 2008, Noah Kamrat resigned as President and Chief Operations Officer of the Company and was appointed by the Board to serve as the Company’s Chief Technology Officer and Vice President of Operations. Effective January 24, 2008, the Board appointed M. David Kamrat, who at that time served as the Chief Executive Officer of the Company and as the Chairman of the Board, to also serve as President of the Company. Also effective January 24, 2008, the Board appointed Shehryar Wahid, who currently serves as the Company’s Chief Financial Officer and Secretary and is a member of the Board to also serve as Chief Operations Officer and Treasurer of the Company. Also effective January 24, 2008, the Board appointed Abe Narkunski to serve as Senior Vice President.

As a result of the foregoing changes to the Company’s officers and directors, the officers and directors of the Company as of March 31, 2008 are as follows:

Name	Age	Position(s)

M. David Kamrat	55	Chief Executive Officer, President and Chairman of the Board
Noah R. Kamrat	37	Chief Technology Officer and Vice President of Operations
Shehryar Wahid	43	Chief Financial Officer, Chief Operations Officer, Secretary, Treasurer and Director
Selvin Passen, M.D.	73	Director
Jacob M. Schorr, Ph.D.	63	Director
Abe Narkunski	61	Senior Vice President

M. David Kamrat has served as the Company’s Chief Executive Officer and Chairman of the Board since September 15, 2006, the date on which the Company acquired the Qualmax business. On January 24, 2008, Mr. Kamrat was appointed President of the Company. Prior to that, Mr. Kamrat served as Chief Executive Officer and Chairman of the Board of Directors of Qualmax; he has held both positions since he founded Qualmax in 2001. From 1999 - 2004, Mr. Kamrat operated Mind Opening Corporation, a telecommunications consulting business. Prior to that, Mr. Kamrat worked as a sales executive with MCI, Inc. (“MCI”). Prior to working with MCI, Mr. Kamrat had a successful career in construction and land development. Mr. Kamrat also serves as Chief Executive Officer and Chairman of the Board of Qualmax.

Noah Kamrat served as the Company’s President and as a director since September 15, 2006, the date on which the Company acquired the Qualmax business. On August 20, 2007 Mr. Kamrat resigned as a director. On January 24, 2008, Mr. Kamrat resigned as President and Chief Operations Officer and was appointed Chief Technology Officer and Vice President of Operations. Prior to that, Mr. Kamrat served as President, Chief Operating Officer, and as a director of Qualmax, which positions he has held since 2002. From 1998 to 2002, Mr. Kamrat served as President of Synergyx Communications Group, an IP consulting and technology company. In 1998, Mr. Kamrat served as a director of National Accounts for Frontier Communications (Global) located in Miami, Florida. Mr. Kamrat was a sales consultant specializing in long distance and Internet services for MCI from 1994 to 1997. Mr. Kamrat also serves as President and a director of Qualmax.

Shehryar Wahid has served as the Company’s Chief Financial Officer since February 1, 2007, and as Chief Operations Officer, Secretary, and Treasurer since January 24, 2008. Mr. Wahid has served as a director of the Company since August 20, 2007. From approximately September 2006 through January 2007, Mr. Wahid acted as a consultant to the Company. Mr. Wahid has over the last 16 years held various executive level positions in finance and operations in the telecommunications and logistics industries, and has worked both as an auditor, for the Financial Services Group at Ernst & Young, and as a controller and chief financial officer for a number of telecommunications companies. Mr. Wahid holds a Chartered Accountancy Designation from Canada and has substantial knowledge of U.S.-based GAAP reporting requirements. Mr. Wahid received a B.S. in Biochemistry from the University of Toronto and a Business Degree from the University of Western Ontario’s Ivey School of Business.

Selvin Passen, M.D. has served as a director of the Company since August 20, 2007. Prior to that, Dr. Passen served as the Company’s Chairman of the Board from May 22, 2004 to September 15, 2006. Dr. Passen is a retired pathologist who was the Medical Director of Maryland Medical Laboratory, Inc., a subsidiary of Corning, Inc., until 1994. Since then, Dr. Passen has been involved in real estate development and is the principal holder in Baltimore Marine Center in Baltimore, Maryland, and Lauderdale Marine Center in Fort Lauderdale, Florida.

Jacob M. Schorr, Ph.D. has served as a director of the Company since September 15, 2006, the date on which the Company acquired the Qualmax business. From April 2000 to July 2006, Dr. Schorr served as Chief Executive Officer and a director of Spirit Airlines, Inc., and as Chairman of the Board of Spirit Airlines, Inc. from February 2004 to July 2006. From 1997 until 2000, Dr. Schorr served as Spirit Airline’s Chief Information Officer. From 1977 until 1994, Dr. Schorr served in various management capacities at Maryland Medical Laboratory, and he served as Vice President of Corning Clinical Laboratories from 1994 to 1996.

Abram Narkunski was appointed to serve as Senior Vice President effective January 24, 2008.  Mr. Narkunski was founder and Vice President of Public Communications of America from 1986 – 1989, pioneering in the private pay phones, operator services and inmate services businesses.  He founded and served as Vice President of Public Phone, which later became Cominex, from 1989 - 1999, where he automated inmate services and was instrumental in introducing prepaid telephone cards into the U.S. marketplace.  Subsequently, Mr. Narkunski held executive positions for calling card companies and a leading point-of-sale (POS) provider prior to becoming Vice President of Sales and Marketing for Omega Enhanced Services.  Mr. Narkunski also acted as a consultant to numerous leading telecommunications companies prior to joining the Company on May 1, 2007 as telecom sales and operations manager.

Family Relationships

M. David Kamrat is the father of Noah Kamrat.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities (“10% stockholders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors, and 10% stockholders also are required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required during fiscal 2007, the Company’s directors, executive officers and 10% stockholders have complied with all Section 16(a) filing requirements, as applicable.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and all other employees and directors of the Company and its subsidiaries. The Company has posted its Code of Ethics on its website (www.nwbtechnologies.com), and it is available in print to any stockholder upon request. The Company will post any amendments to, or any waivers from, a provision of its Code of Ethics.

Audit Committee

The Company’s entire Board acts as our audit committee. Selvin Passen serves as our audit committee chairman, and Jacob Schorr is the committee’s financial expert. No member of our audit committee is independent.

Compensation Committee

The Company’s entire board acts as our compensation committee. Selvin Passen serves as our compensation committee chairman. No member of our compensation committee is independent.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation earned, whether paid or deferred, by our Chief Executive Officer, Chief Financial Officer, President, General Counsel, and Secretary, our most highly compensated executive officer who earned over $100,000 during the 2007 fiscal year (collectively, the “Named Executive Officers”), for services rendered in all capacities to us during fiscal years ended December 31, 2007 and 2006.

Summary Compensation Table

The following table sets forth the compensation of the named executive officers of the Company for the Company’s last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
M. David Kamrat (1) CEO , President, & Chairman	2007 2006	$150,000 $120,000	$ 0 $ 0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$150,000 $120,000

Noah Kamrat (2) President & Director	2007 2006	$140,000 $120,000	$ 0 $ 0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$140,000 $120,000

Ian R. Richardson (3) Vice President, General Counsel	2007 2006	$120,000 $120,000	$20,000 $ 0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$140,000 $120,000

Duy Tran (4) Vice President, Secretary	2007 2006	$120,000 $120,000	$ 0 $ 0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$120,000 $120,000

Shehryar Wahid (5) Chief Financial Officer	2007 2006	$110,000 $ 0	$ 0 $ 0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$110,000 $ 0

David Rudden (6) Former Chief Executive Officer	2007 2006	$ 0 $111,700	$ 0 $ 0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$ 0 $111,700

(1)
The executive officer has served in such capacity since September 15, 2006, the date on which the Company consummated the acquisition of the Qualmax business (as further discussed above under Item 1, “Description of Business—Company History—2006 reverse acquisition of Qualmax, Inc.”).

(2)
Mr. Kamrat served as the Company’s President, Chief Operating Officer from September 15, 2000 until January 24, 2007, and since January 24, 2007 has served as the Company’s Chief Technology Officer and Vice President of Operations.

(3)
Mr. Richardson served as Chief Financial Officer of the Company from September 15, 2006 to January 31, 2007, and from September 15, 2006 until August 1, 2007, served as General Counsel and Vice President.

(4)	Mr. Tran served as the Company’s Vice President and Secretary from September 15, 2006 until August 1, 2007.

(5)	Mr. Wahid did not become an officer until February 1, 2007, and therefore did not receive any compensation as an officer during fiscal year 2006.

(6)	Mr. Rudden served as Chief Executive Officer from November 10, 2005 until his resignation on September 14, 2006.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
M. David Kamrat	0	0	0	$0	n/a	0	$0	0	0
Noah Kamrat	0	0	0	$0	n/a	0	$0	0	0
Ian Richardson	0	0	0	$0	n/a	0	$0	0	0
Duy Tran	0	0	0	$0	n/a	0	$0	0	0
Shehryar Wahid	0	0	0	$0	n/a	0	$0	0	0

Director Compensation

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
M. David Kamrat	$0	$0	$0	$0	$0	$0	$0
Noah Kamrat (1)	$0	$0	$0	$0	$0	$0	$0
Jacob Schorr, Ph.D.	$0	$0	$0	$0	$0	$0	$0

(1)	Mr. Kamrat resigned from the Board effective August 20, 2007.

Option/SAR Grants in the Last Fiscal Year

The following table reflects option grants to our executive officers during fiscal year 2007:

		% Total Options/
	# of Securities	SARs Granted to	Exercise or
	Underlying Options/	Employees in Fiscal	Base	Expiration
Name	SARs Granted	Year	Price ($/Share)	Date
M. David Kamrat	0	0	0	0
Noah Kamrat	0	0	0	0
Duy Tran	0	0	0	0
Ian Richardson	0	0	0	0
Shehryar Wahid	0	0	0	0

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table sets forth certain information relating to the exercise of stock options during the 2007 fiscal year for each of our executive officers and provides the fiscal year-end value of the unexercised options held by our executive officers:

					Value of Unexercised
	Shares		# of Unexercised Options		In-The-Money Options
	Acquired	Value	At Fiscal Year End		At Fiscal Year End
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable(1)	Unexercisable
M. David Kamrat	0	$0	0	0	$0	$0
Noah Kamrat	0	$0	0	0	$0	$0
Duy Tran	0	$0	0	0	$0	$0
Ian Richardson	0	$0	0	0	$0	$0
Shehryar Wahid	0	$0	0	0	$0	$0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 26, 2008, with respect to (i) those persons known to us to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

		Beneficial Ownership
				Percentage of
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares		Class	Total Outstanding

Common Stock	Qualmax, Inc.	298,673,634		71.97%	71.97%

	M. David Kamrat(2)	166,176,267	(3)	37.53%	37.53%

	Noah Kamrat(4)	166,176,267	(5)	37.53%	37.53%

	P&S Spirit LLC(6) c/o Oregon Spirit LLC 2019 SW 20th Street, Suite 108 Fort Lauderdale, FL 33315	136,198,022	(7)	30.76%	30.76%

	Dr. Selvin Passen(8) 2019 SW 20th Street, Suite 108 Fort Lauderdale, FL 33315	100,221,768	(9)	23.27%	23.27%

	Jacob Schorr, Ph.D.(10)	68,099,011	(11)	15.88%	15.88%

	Ian T. Richardson(12)	0		0%	0%

	Duy Tran(13)	18,913,655	(14)	4.56%	4.56%

	B.O.S. Better Online Solutions Ltd. Beit Rabin, Teradyon Industrial Park Misgav 20170 Israel	71,040,519	(15)	17.12%	17.12%

	Total directors and executive officers as a group	334,497,045		70.83%	70.83%

(1)	Except as otherwise indicated, the address of each beneficial owner is 340 West Fifth Avenue, Eugene, Oregon 97401.

(2)	M. David Kamrat serves as our President and Chief Executive Officer, and our Chairman of the Board. Mr. Kamrat is also a director and a principal stockholder of Qualmax.

(3)
Represents: (a) 59,488,149 shares of Common Stock beneficially owned as a result of Mr. Kamrat’s direct ownership interest in Qualmax; (b) indirect beneficial ownership of 78,910,340 shares of Common Stock based on Mr. Kamrat’s wife, son and daughter-in-law’s direct ownership interests in Qualmax; (c) direct ownership of a warrant to purchase 13,888,889 shares of Common Stock exercisable within the next 60 days; and (d) indirect beneficial ownership of a warrant to purchase 13,888,889 shares of Common Stock based upon Mr. Kamrat’s son’s direct ownership of a warrant to purchase shares of Common Stock.

(4)	Noah Kamrat serves as our Chief Technology Officer, and until August 20, 2007, served as a director. Mr. Kamrat is also a director and a principal stockholder of Qualmax.

(5)
Represents: (a) 60,967,347 shares of Common Stock beneficially owned as a result of Mr. Kamrat’s direct ownership interest in Qualmax; (b) indirect beneficial ownership of 77,431,142 shares of Common Stock based on Mr. Kamrat’s wife, father and mother’s direct ownership interests in Qualmax; (c) direct ownership of a warrant to purchase 13,888,889 shares of Common Stock exercisable within the next 60 days; and (d) indirect beneficial ownership of a warrant to purchase 13,888,889 shares of Common Stock based upon Mr. Kamrat’s father’s direct ownership of a warrant to purchase shares of Common Stock.

(6)	P&S Spirit is owned equally by Dr. Selvin Passen and Jacob Schorr, Ph.D., both of whom are directors of the Company.

(7)
Represents: (a) 55,555,555 shares of Common Stock owned directly by P&S Spirit; (b) a warrant, owned directly by P&S Spirit, to purchase 27,777,778 shares of Common Stock exercisable within the next 60 days; and (c) indirect beneficial ownership of 52,864,689 shares of Common Stock based upon P&S Spirit’s direct ownership interest in Qualmax.

(8)	Dr. Passen serves as a director of the Company.

(9)
Represents: (a) 10,000,000 shares of Common Stock directly owned by Dr. Passen; (b) 800,000 shares of Common Stock indirectly beneficially owned by Dr. Passen based upon certain of his children’s direct ownership of Common Stock; (c) 7,500,000 shares of Common Stock indirectly beneficially owned based upon Dr. Passen’s ownership of Oregon Spirit LLC, as a result of Oregon Spirit’s direct ownership of shares of Common Stock; (d) 4,829,103 shares of Common Stock indirectly beneficially owned by Dr. Passen based on his direct ownership interest in Qualmax; (e) 7,243,654 shares of Common Stock indirectly beneficially owned by owned by Dr. Passen based on his ownership interest in Oregon Spirit LLC, as a result of Oregon Spirit’s direct ownership interest in Qualmax; (f) 27,777,778 shares of Common Stock indirectly beneficially owned by Dr. Passen based on his direct one-half ownership interest in P&S Spirit LLC; (g) direct ownership of warrants and options to purchase 1,750,000 shares of Common Stock exercisable within the next 60 days; (h) indirect beneficial ownership of a warrant to purchase 13,888,889 shares of Common Stock, exercisable within the next 60 days, based upon Dr. Passen’s direct one-half ownership interest in P&S Spirit, as a result of P&S Spirit’s direct ownership of warrants to purchase shares of Common Stock; and (i) indirect beneficial ownership of 26,432,344 shares of Common Stock based upon Dr. Passen’s direct one-half ownership interest in P&S Spirit, as a result of P&S Spirit’s direct ownership interest in Qualmax.

(10)	Dr. Schorr serves as a director of the Company.

(11)
Represents: (a) 27,777,778 shares of Common Stock indirectly beneficially owned by Dr. Passen based on his direct one-half ownership interest in P&S Spirit LLC; (b) indirect beneficial ownership of a warrant to purchase 13,888,889 shares of Common Stock, exercisable within the next 60 days, based upon Dr. Schorr’s direct one-half ownership interest in P&S Spirit, as a result of P&S Spirit’s direct ownership of warrants to purchase shares of Common Stock; and (c) indirect beneficial ownership of 26,432,344 shares of Common Stock based upon Dr. Schorr’s direct one-half ownership interest in P&S Spirit, as a result of P&S Spirit’s direct ownership interest in Qualmax.

(12)
Mr. Richardson served as Vice President and interim Chief Financial Officer from September 15, 2006 until January 31, 2007 and from September 15, 2006 to July 31, 2007 served as Vice President and General Counsel to the Company.

(13)	Mr. Tran served as Vice President & Secretary of the Company from September 15, 2006 to July 31, 2007, and from September 15, 2006 until January 31, 2007 served as a director of the Company.

(14)
Represents: (a) indirect beneficial ownership of 8,564,341 shares of Common Stock based on the direct ownership interest in Qualmax by Microstar Communications Corp, an entity controlled by Mr. Tran; and (b) indirect beneficial ownership of 10,349,314 shares of Common Stock based on Mr. Tran’s direct ownership of options to purchase shares of common stock of Qualmax exercisable within the next 60 days.

(15)
Represents: (a) direct ownership of 16,446,544 shares of Common Stock; (b) indirect beneficial ownership of 53,384,683 shares of Common Stock based on BOS’s direct ownership interest in Qualmax; and (c) indirect beneficial ownership of 1,209,282 shares of Common Stock based on BOS’s ownership of options to purchase shares of common stock of Qualmax exercisable within the next 60 days.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Selvin Passen

To fund operations in the past, we have had to rely on loans from Dr. Selvin Passen, a director and our former Chairman and a substantial stockholder (directly and beneficially, as disclosed in the above table in Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). As of September 15, 2006, none of those loans remained. Dr. Passen has invested substantially in the Company since September 15, 2006, investing $1,500,000 on September 14, 2006, in relation to the Reverse Acquisition, and via P&S Spirit investing between $1,500,000 and $2,500,000 (based upon Dr. Passen’s 50% ownership in P&S Spirit) pursuant to the P&S Subscription Agreement described in more detail in this Report in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities.”

Relationship with Jacob Schorr

Jacob Schorr, Ph.D., serves on our Board and is a substantial stockholder (beneficially, as disclosed in the above table in Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”), investing via P&S Spirit between $1,500,000 and $2,500,000 (based upon Dr. Schorr’s 50% ownership in P&S Spirit) pursuant to the Subscription Agreement herein described in more detail in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities.”

Transactions with Dr. Selvin Passen, Jacob Schorr, M. David Kamrat, and Noah Kamrat

Since January 1, 2006, the Company has entered into various transactions with Dr. Selvin Passen, a principal stockholder of the Company, and his affiliates, as well as with Jacob Schorr, Ph.D., a director of the Company, M. David Kamrat, the Company’s President and Chief Executive Officer and Chairman of the Board, and Noah R. Kamrat, the Company’s Chief Technology Officer and a former director. Reference is made to the description of each these related party transactions earlier in Item 1, “Description of Business—Recent Developments—P&S Spirit Subscription Agreement,” and in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities.”

Relationship and Transactions with BOS

As a result of our acquisition on December 31, 2005 of certain assets of BOS, BOS became a principal stockholder of the Company. Reference is made to the description of related party transactions with BOS in Item 5, “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities.”

Corporate Governance

Based on our adoption of the NASDAQ definition of independence, as of December 31, 2007, two of our directors, M. David Kamrat and Shehryar Wahid, were not considered independent as a result of their status as employees and officers of the Company, and our other two directors, Jacob Schorr and Selvin Passen, are not considered an independent director as a result of their respective ownership interests in P&S Spirit.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The following table sets forth, for each of the years indicated, the aggregate fees paid to our independent registered public accounting firms and the percentage of each of the fees out of the total amount paid to the accountants:

	12 Months Ended
	December 31, 2006		December 31, 2007
Services Rendered	Fees	Percentages	Fees	Percentages

Audit (1)	$49,934	100%	$203,344	94%
Audit-Related Fees (2)	-	-	-	-
Tax Fees (3)	-	-	12,100	6%
All Other Fees	-	-	-	-

Total	$49,934	100%	$215,444	100%

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

NEW WORLD BRANDS, INC.

Date: April 15, 2008	By:	/s/ M. David Kamrat
M. David Kamrat, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ M. David Kamrat	Chief Executive Officer,	April 15, 2008
M. David Kamrat	President, and Chairman of the Board

/s/ Shehryar Wahid	Chief Financial Officer,	April 15, 2008
Shehryar Wahid	Secretary, Treasurer, Chief Operations Officer and Director

/s/ Selvin Passen, M.D.	Director	April 15, 2008
Selvin Passen, M.D.

EXHIBIT INDEX
Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation of New World Brands, Inc. (1)

4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (2)

4.3	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (3)

4.4	Amended and Restated Stock Subscription and Share Transfer Agreement, dated as of December 29, 2006, by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat and Noah Kamrat (3)

4.5	Amended and Restated Escrow Agreement dated as of December 29, 2006 by and among New World Brands, Inc., P&S Spirit, LLC and the Escrow Agent (as defined therein) (3)

4.6	Amended and Restated Lock-Up Agreement dated as of December 29, 2006 by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat, Noah Kamrat and certain other stockholders party thereto (3)

4.7	Amended and Restated Voting Agreement dated as of December 29, 2006 by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat, Noah Kamrat and certain other stockholders party thereto (3)

4.8	Form of Warrant Agreement dated as of December 29, 2006 (3)

10.1	Letter agreement among New World Brands, Inc., Qualmax, Inc., IP Gear, Ltd., P&S Spirit, LLC and B.O.S. Better Online Solutions Ltd., dated December 31, 2006 (4)

10.2	Term Loan and Security Agreement by and between New World Brands, Inc. and P&S Spirit, LLC dated as March 30, 2007 (5)

10.3	Term Note by and between New World Brands, Inc. and P&S Spirit, LLC dated as March 30, 2007 (5)

10.4	Guaranty by Qualmax, Inc. dated as of March 30, 2007 (5)

10.5	Limited Guaranty by M. David Kamrat dated as of March 30, 2007 (5)

10.6	Collateral Pledge Agreement made by Qualmax, Inc. dated as of March 30, 2007 (5)

10.7	Credit Line and Security Agreement, dated as of May 31, 2007, between New World Brands, Inc. and P&S Spirit, LLC (6)

10.8	Credit Line Note, dated as of May 31, 2007, of New World Brands, Inc. (6)

10.9	Guaranty of Qualmax, Inc., dated as of May 31, 2007 (6)

10.10	Collateral Pledge Agreement, dated as of May 31, 2007, by Qualmax, Inc. in favor of P&S Spirit, LLC (6)

10.11	Collateral Pledge Agreement, dated as of May 31, 2007, by New World Brands, Inc., in favor of P&S Spirit, LLC (6)

10.12
First Amendment to Amended and Restated Stock Subscription and Share Transfer Agreement, dated as of May 31, 2007, by and between New World Brands, Inc. and P&S Spirit, LLC, and acknowledged and agreed by M. David Kamrat and Noah Kamrat (6)

10.13
First Amendment to Amended and Restated Lock-Up Agreement, dated as of May 31, 2007, by and among New World Brands, Inc., Qualmax, Inc., M. David Kamrat, Jane Kamrat, Noah Kamrat, Tracy Habecker, Dr. Selvin Passen, Oregon Spirit, LLC, and P&S Spirit, LLC (6)

10.14
First Amendment to Amended and Restated Voting Agreement, dated as of May 31, 2007, by and among New World Brands, Inc., Qualmax, Inc., P&S Spirit, LLC, Dr. Selvin Passen, Oregon Spirit, LLC, and solely for the purposes of Section 21 of the Restated Original Voting Agreement, M. David Kamrat, Jane Kamrat, Noah Kamrat, and Tracy Habecker (6)

10.15	Preliminary Agreement, dated July 18, 2007, between New World Brands, Inc. and TELES AG Informationstechnologien (7)

10.16	Share Sale and Purchase Agreement, dated July 26, 2007, by and between New World Brands, Inc. and TELES AG Informationstechnologien (including the Partner Contract as Annex 2) (8)

10.17	Consent of Lender to Sale of Asset, dated July 26, 2007, by P&S Spirit, LLC (8)

10.18	Agreement and Plan of Merger, dated February 18, 2008, by and between New World Brands, Inc. and Qualmax, Inc. (9)

10.19	Term Loan and Security Agreement, effective February 15, 2008, by and between New World Brands, Inc. as Borrower and TELES AG Informationstechnologien as Lender (10)

10.20	Intercreditor Agreement, effective February 15, 2008, by and among New World Brands, Inc., P&S Spirit, LLC and TELES AG Informationstechnologien (10)

10.21
Settlement Agreement, effective March 31, 2008, by and between Capital Securities, LLC, Blackstone Communications Company, Carlos Bertonatti, Worldwide PIN Payment Corp., Qualmax, Inc./New World Brands, Inc. and others (as listed therein) (11)

16.1	Letter from Salberg & Company, P.A., dated March 13, 2007 regarding change in certifying accountant (12)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)	Filed herewith.
(1)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on April 30, 2007.
(2)	Previously filed as an exhibit to New World Brands, Inc.’s Form 10-QSB, filed with the SEC on October 16, 2006.
(3)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on January 8, 2007.
(4)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on January 10, 2007.
(5)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on April 5, 2007.
(6)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on June 6, 2007.
(7)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on July 20, 2007.
(8)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on August 1, 2007.
(9)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on February 22, 2008.
(10)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on February 27, 2008.
(11)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on April 7, 2008.
(12)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on March 14, 2007.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
TABLE OF CONTENTS
DECEMBER 31, 2007

Page

Report of independent registered public accounting firm	F-2

Financial statements:
Consolidated balance sheet	F-3 - F-4
Consolidated statements of operations	F-5
Consolidated statements of changes in stockholders’ equity	F-6
Consolidated statements of cash flows	F-7
Supplemental disclosure of cash flows	F-8
Notes to consolidated financial statements	F-9 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders
New World Brands, Inc. and Subsidiary
Eugene, Oregon

We have audited the accompanying consolidated balance sheet of New World Brands, Inc. and Subsidiary as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New World Brands, Inc. and Subsidiary as of December 31, 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

BERENFELD, SPRITZER, SHECHTER & SHEER

April 15, 2008

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$2,038,635
Accounts receivable, net	1,027,739
Inventories, net	744,654
Prepaid expenses	244,157
Other current assets	507,012

Total Current Assets	4,562,197

Property and Equipment, net	1,421,806

Other Assets:
Deposits and other assets	668,750

Total Assets	$6,652,753

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,564,299
Accrued expenses	406,910
Customer deposits	121,874
Capital Leases, Current Portion	181,731

Total Current Liabilities	2,274,814

Long-Term Liabilities:
Capital lease obligations, net of current portion	31,317
Note Payable	500,000

Total Long-Term Liabilities	531,317

Total Liabilities	2,806,131

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock
Series A preferred stock, $.01 par value, no shares issued.	-
Common stock, $.01 par value, 600,000,000 shares authorized, 414,979,673 shares issued and outstanding	4,149,797
Additional paid-in capital	33,641,557
Accumulated deficit	(33,944,732)

Total Stockholders’ Equity	3,846,622

Total Liabilities and Stockholders’ Equity	$6,652,753

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Net Sales
Hardware	$5,657,689	$6,307,644
Carrier Services	11,443,514	11,230,284
	17,101,203	17,537,928
Cost of Sales
Hardware	(4,954,381)	(5,317,852)
Carrier Services	(9,850,272)	(10,382,726)
	(14,804,653)	(15,700,578)
Gross Profit	2,296,550	1,837,350
Sales, General and Administrative Expenses	(4,630,863)	(4,434,396)
Loss from Continuing Operations	(2,334,313)	(2,397,046)
Other Income and Expenses
Interest and Bank Charges	(129,346)	(178,967)
Other Income and Expenses	109,157	24,448
	(20,189)	(154,519)
Loss From Continuing Operations before income taxes	(2,354,502)	(2,751,565)

Income Taxes Benefit (Provision)	(403,995)	472,905
Net Loss From Continuing Operations	(2,758,497)	(2,278,660)

Loss From Discontinued Operations	(3,949,395)	(3,147,014)
Gain from Sale of Discontinued Operations	4,706	-
	(3,944,689)	(3,147,014)
Net Loss	(6,703,186)	(5,425,674)

Net Loss Per Share From Continuing Operations (basic)	$(0.01)	$(0.02)
Net Loss Per Share From Continuing Operations (diluted)	$(0.01)	$(0.02)

Net Loss Per Share from Discontinued Operations (basic)	$(0.01)	$(0.03)
Net Loss Per Share from Discontinued Operations (diluted)	$(0.01)	$(0.03)

Net loss per Share(basic)	$(0.02)	$(0.04)
Net Loss per Share(diluted)	$(0.02)	$(0.04)

Weighted average number of shares outstanding during the year

Basic	433,592,000	125,192,000

Diluted	433,592,000	125,192,000

Comprehensive income (Loss):	(6,703,186)	(5,425,674)
Net income (Loss)
Gain (Loss) on foreign currency translation, net of income tax benefit	40,555	(49,295)
Comprehensive income (Loss)	(6,662,631)	(5,474,969)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Equity

Balances at January 1, 2006	-	-	$271,431,841	$2,714,317	$2,332,791	-	$1,064,647	$6,111,755

Issuances of stock - 2006
Additional common stock issued in consideration of asset acquisition	-	-	5,806,633	58,066	594,321	-	-	652,387
Issuance of common stock for cash	-	-	13,315,856	133,159	1,206,841	-	-	1,340,000
Issuance of common stock in exchange for partial repayments of principal on note payable	-	-	5,981,070	59,811	540,189	-	-	600,000
Issuance of stock for equipment	-	-	2,138,235	21,382	193,118	-	-	214,500
Recapitalization of Qualmax common stock as a result of the reverse acquisition	-	-	(298,673,635)	(2,986,735)	2,986,735	-	-	-

Recapitalization of New World Brands as a result of the reverse acquisition	-	-	44,303,939	443,040	24,278,035	-	(22,921,075)	1,800,000
Issuance of Series A preferred stock as a result of the reverse acquisition	100	1	-	-	(1)	-	-	-
Issuance of Series A preferred stock for cash	11.160454	-	-	-	3,000,000	-	-	3,000,000
Cost of raising capital	-	-	-	-	(150,000)	-	-	(150,000)
Issuance of Series A preferred stock in exchange for partial repayment of note payable, accrued royalties and outsourcing expenses, and release of obligations from operating agreements	5.50652	-	-	-	1,480,189	-	-	1,480,189

Net loss - 2006	-	-	-	-	-	-	(5,425,674)	(5,425,674)
Loss on foreign currency translation, net of tax benefit						(49,295)		(49,295)

Balances at December 31, 2006	116.666974	$1	44,303,939	$443,040	$36,462,218	$(49,295)	$(27,282,102)	$9,573,862

Conversion of Series A Preferred Stock to Common Stock April 24, 2007	(116.6666974)	$(1)	348,453,512	$3,484,535	$(3,484,534)			$-

Sale of stock to P & S Spirit May 31, 2007			22,222,222	222,222	663,873			886,095

Sale of IP Gear Ltd July 1, 2007							4,706	4,706

Loss on Discontinued Operations						49,295	(3,949,395)	(3,900,100)

Gain on foreign currency translation, net of tax benefit							40,556	40,556

Net Loss from continuing operations for the twelve months ended December 31, 2007							(2,758,497)	(2,758,497)

	-	$-	414,979,673	$4,149,797	$33,641,557	$-	$(33,944,732)	$3,846,622

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss from continuing operations	$(2,758,497)	(2,278,660)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	406,152	296,110
Issuance of stock for royalties and outsourcing expenses		356,817
Changes in operating assets and liabilities:
- Accounts receivable	61,072	538,694
- Inventories	141,098	795,743
- Prepaid expenses	(121,362)	112,919
- Income tax refund receivable	-	(403,995)
- Deferred tax asset	403,995	45,467
- Other current assets	(397,879)	(105,194)
- Deposits and other assets	(568,750)	253,142
- Accounts payable	1,122,665	(383,701)
- Accrued expenses	(678,032)	299,346
- Customer deposits	62,249	(23,712)
- Deferred income taxes	-	(111,540)
- Other liabilities	-	(1,746,040)
Net cash used in operating activities	(2,327,289)	(2,354,602)
Cash flows from investing activities:
Acquisition of property and equipment	(284,044)	1,186,902
Net cash acquired from the reverse acquisition	-	1,800,000
Net cash provided by (used in) investing activities	(284,044)	2,986,902
Cash flows from financing activities:
Proceeds from notes payable	1,000,000	-
Payments of principal on notes payable	(1,484,323)	(460,000)
Payments of principal on capital lease obligations	(131,301)	(141,153)
Net repayment of advances from shareholders	(53,477)	(75,245)
Sales of common and preferred stock	886,093	2,136,459
Net cash provided by financing activities	216,992	1,460,061
Net cash from continuing operations	(2,394,341)	2,092,362
Cash flows from discontinued operations:
Total cash flows from discontinued operations	(1,160,828)	(685,218)
Net investing activities from discontinued operations	2,197,187	(410,689)
Net cash from discontinued operations	1,238,935	(685,218)

Net increase in cash and cash equivalents	(1,036,358)	1,407,144
Cash and cash equivalents, beginning of year	3,396,617	1,989,473
Cash and cash equivalents, end of year	$2,038,634	3,396,617

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
SUPPLEMENTAL DISCLOSURE
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash paid during the year for:
- Income taxes	-	-
- Interest	$129,346	$178,168

Non-cash investing and financing activities:
Issuance of common stock for asset acquisition
- Inventories	0	79,179
- Property and equipment	0	573,208
- Additional paid-in capital	0	(652,387)
		-
Issuance of stock for payment of note payable
- Note payable	0	600,000
- Additional paid-in capital	0	(600,000)
		-
Issuance of common stock for property and equipment
- Fair value of property and equipment acquired	0	214,500
- Additional paid-in capital	0	(214,500)
		-
Issuance of preferred stock for partial repayment of note payable, accrued royalties and outsourcing expenses, and release of obligations from operating agreements
- Note payable	0	400,000
- Royalties and outsourcing expenses	0	356,817
- Property and equipment	0	723,372
- Additional paid-in capital	0	(1,480,189)
		-
Acquisition of property and equipment through capital lease obligations
- Fair value of property and equipment acquired	0	387,384
- Capital lease obligations incurred	0	(387,384)
		-
Issuance of Common Stock for Preferred Stock
- Common Stock	3,706,757	-
- Preferred Stock	(1)	-
- Paid in Capital	(3,706,756)	-

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As a result of the Reverse Acquisition we are no longer in the wine and spirits business, and instead we are now a telecommunications, sales, and service company, focusing on products and services utilizing voice over internet protocol (“VoIP”) technology.  We provide wholesale long distance carrier termination services. We are also a reseller of VoIP related telecommunications equipment, and a reseller of wholesale VoIP telephony service.

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

On July 1, 2007 we sold the IP Gear Ltd subsidiary in a transaction that is explained in full detail in “Note B—Sale of Discontinued Operations—IP Gear, Ltd.” This subsidiary was sold for cash and other consideration. The impact of the sale on the presentation of the financial statements and other financial information is to have all 2007 and comparative 2006 information(where applicable) restated to be presented in a format where all discontinued operations are moved from continuing operations and listed separately. Comparative prior year information is also restated to remove the discontinued operations from the ongoing business.

Reverse Acquisition Accounting

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

In furtherance of treating the Sale Transaction and Acquisition as a reverse acquisition for accounting purposes, the board of directors of the Company (the “Board”) and the board of directors of Qualmax (collectively, the “Boards”) have agreed that for accounting purposes they have treated the transactions as a reverse acquisition of Qualmax by the Company, and have since the time of the consummation, intended the transaction to ultimately result in a downstream merger of the Company and Qualmax, and, in furtherance thereof, the Boards have each determined that Qualmax will merge with and into the Company (the “Merger”), and in connection with the Merger, the separate corporate existence of Qualmax will cease.

The Boards agreed that certain events (the “Merger Events”) were required to occur in order to effectively consummate the transactions contemplated, including, without limitation, certain amendments to the Certificate of Incorporation of the Company to, among other things, increase the authorized number of shares of Common Stock of the Company, the resultant conversion of the Preferred Stock into shares of the Company’s Common Stock, make any filings necessary to complete the Merger, and receive approval by the stockholders of the Company and Qualmax. During 2007, the number of authorized shares was increased from 50 million shares to 600 million shares to allow for a sufficient number of authorized shares to convert the existing Preferred shares to common. All preferred shares were then converted to common stock as a further step towards the completion of the merger.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under generally accepted accounting principles in the United States of America (“GAAP”), the acquisition of Qualmax has been accounted for as a reverse acquisition and Qualmax has been treated as the acquiring entity for accounting and financial reporting purposes.  As such, the Company’s consolidated financial statements have been and will be presented as a continuation of the operations of Qualmax and not New World Brands, Inc.  Effective on the acquisition date of September 15, 2006, New World Brands’ consolidated balance sheet included the assets and liabilities of Qualmax and its wholly owned subsidiary IP Gear, Ltd. and its consolidated equity accounts were recapitalized to reflect the combined equity of New World Brands, Qualmax and IP Gear, Ltd. Also, as a result of the Reverse Acquisition, the Company’s fiscal year changed from May 31 to December 31.

Accordingly, the accompanying financial statements consist of the balance sheet of both the Company and Qualmax as of December 31, 2007, and the results of operations and cash flows of Qualmax for the years ended December 31, 2007 and 2006, and the Company for the year ended December 31, 2007 and for the period from September 16, 2006 to December 31, 2006.

Basis of Accounting and Revenue Recognition

The accompanying consolidated financial statements have been prepared using the accrual method of accounting.  Revenues from our VoIP telephony services division have been recognized as services are rendered.  Revenue from the sale of products from our exclusive distributionship of VoIP equipment or reseller equipment is recognized as our customers take delivery of our products.  Any amounts received from our customers in advance are recorded as customer deposits and classified as other current liabilities.

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

Accounts Receivable

Accounts receivable are presented at net realizable value, which is comprised of total accounts receivable less any allowances for uncollectible accounts.  The Company provides an allowance for potentially uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances.  The resulting estimate of uncollectible receivables is charged to an allowance for doubtful accounts.  Recoveries of accounts previously written off are used to offset the allowance account in the periods in which the recoveries are made.  Accordingly, accounts receivable has been written down to its estimated net realizable value. The results of operations for the years ended December 31, 2007 and 2006 include charges of approximately $323,000and $437,000 respectively.  The allowance for doubtful accounts as of December 31, 2007 was approximately $114,000

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.  Market represents the lower of replacement cost or net realizable value on inventories as a whole.  Inventories are made up primarily of high technology telephone switching and VoIP routing equipment and their parts.   All year ending inventories consisted of finished goods for resale that were purchased from other manufacturers.  Due to rapid technological advancements in the industry, inventories may, from time to time, be subject to impairment and obsolescence.  We record an allowance for slow-moving and obsolete inventories based upon a periodic review and analysis of inventories on hand.  We perform a periodic comparison of this slow moving and obsolete inventory to determine if its value is below its cost in our records and reduce the value on our records if the cost is above the current value.  Accordingly, the allowance for obsolete inventories as of December 31, 2007 was approximately $75,000.

Concentration of Deposit Risk

From time to time, the Company has cash in financial institutions in excess of federally insured limits.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.  Cash exceeding federally insured limits amounted to $ 1,761,975 as of December 31, 2007.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Concentrations

We had one supplier during the year ended December 31, 2007 that exceeded 10% of our total cost of sales. They accounted for 17% of the total purchases made by New World Brands during 2007. The top three vendors collectively represent 31% of purchases. We did not have any single supplier that represented more than ten percent of purchases or any single customer that represented more than ten percent of sales during the year ended December 31, 2006.

We had no customers in 2007 that made up a sufficiently large amount of our sales to be considered a concentration risk on the revenue side of our business.

Impairment of Long-Lived Assets and Long-Lived Assets Subject to Disposal

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying an amount of the assets exceeds its fair value.  Assets subject to disposal are reported at the lower of the carrying amount or fair value less costs to sell.  We did have an impairment of a long lived asset during the year that was written down and subsequently sold in 2007. See “Note B—Sale of Discontinued Operations—IP Gear, Ltd.” We had no impairment in 2006.

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

Stock Options

Effective January 1, 2006, we adopted the fair value method of accounting for awards of employee stock and options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” and SFAS No. 123R, “Share-Based Payment.” These standards require the cost associated with employee services in exchange for equity instruments based on the grant date fair value of the award, be recognized over the period during which the employee is required to provide services in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Because the Company changed its method of accounting from the intrinsic method as per APB Opinion No. 25, upon adoption, the grant date fair value of employee share options was estimated using the Black-Scholes model. Compensation cost for the unvested portion of equity awards granted prior to January 1, 2006, will be recognized over the remaining vesting periods. Due to the prospective adoption of SFAS No. 123R, results of operations for prior periods have not been restated.See “Note G—Stock Option Plans.”

Software Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheet in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in general and administrative expenses and is provided using the straight-line method over the remaining estimated economic life of the product, not to exceed three years.  Much of the software that we had in past years was related to the development of equipment in our IP Gear Ltd subsidiary that is not considered as part our “continuing operations.” Net unamortized software costs as of December 31, 2007 amounted to approximately $ 1,000.  Amortization of software costs for the years ended December 31, 2007 and 2006 was approximately $20,000 and $ 18,000, respectively.

Segment Information

Our business consisted of three operating segments: (i) proprietary hardware, which is our VoIP technology development and equipment manufacturing subsidiary that is located in Israel, IP Gear, Ltd.; (ii) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business operated under the name “IP Gear”; and (iii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business operated under the name “IP Gear Connect.”  The proprietary hardware segment, IP Gear Ltd. was discontinued as at June 30, 2007 and subsequently sold on July 1 2007. See “Note B—Sale of Discontinued Operations—IP Gear, Ltd.” for further information regarding this transaction. Our continuing business was subsequently organized into two segments, the resale hardware operating under the name “NWB Networks” and the carrier segment operating under the name “NWB Telecom.” Please see “Note N—Business Segment Reporting.”

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

In June 2007, the Company sold IP Gear, Ltd. (See “Note B—Sale of Discontinued Operations—IP Gear, Ltd.”) For purposes of comparability, the results of these operations have been reclassified from continuing operations to discontinued operations for all years presented in the accompanying consolidated statements of operations.

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

Earnings per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options and warrants granted by the Company and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and warrants are excluded from the computation when there is a loss as their effect is antidilutive, or if the exercise price of such options and warrants is greater than the average market price of the stock for the period.  See “Note F—Capital Lease Obligations” for the computation of basic and diluted share data.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets amounts expected to be realized.    U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by the foreign subsidiary, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In connection with our adoption of FIN No. 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on our condensed consolidated financial statements upon adoption of FIN No. 48 on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the year ended December 31, 2007 as a result of implementing FIN 48, or FIN 48-1. In accordance with FIN48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The tax years 2004 - 2007 remain subject to examination by major tax jurisdictions.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred.  Advertising and promotional expenses amounted to approximately $45,000 and $107,000 for the years ended December 31, 2007 and 2006, respectively.

Leases

We account for leases in accordance with SFAS No.13, “Accounting for Leases,” under which we perform a review of each newly acquired lease to determine as whether it should be treated either as a capital or an operating lease.  A capital lease asset is capitalized and depreciated over the term of the initial lease.  A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate.  If an interest rate is not stated, we will determine our estimated incremental borrowing rate.

Foreign Currency Translation

As of the year end at December 31, 2007, New World Brands did not have any balances or transactions in a foreign currency. All amounts on the consolidated balance sheets are reported in their native currency, the US dollar.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in GAAP terms and expands disclosures about fair value measurements. While SFAS 157 does not require any new fair value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact, if any, that SFAS 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for the Company in 2009. The Company is currently evaluating the potential impact, if any, that SFAS 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual reporting period after December 15, 2008. The Company is currently reviewing this statement and has not yet determined the impact, if any, on its consolidated financial statements.

NOTE B	SALE OF DISCONTINUED OPERATIONS - IP GEAR, LTD.

New World Brands completed the sale of its Israeli subsidiary IP Gear, Ltd. as of an effective date of July 1, 2007 for accounting purposes. The company agreed to sell all the outstanding shares of the Company’s subsidiary, IP Gear Ltd., to TELES A.G. of Germany in exchange for cash on closing and further payments over a period of time. New World Brands’ consideration, as determined by the final agreement, calls for four elements: a fixed price of $1,500,000 as part of closing; an earn out over four years paid quarterly of not less than $750,000 over the four years; a minimum of $400,000 over two years defined as marketing support; and an interest bearing loan credit facility up to $1,000,000 repayable over four years. (See “Note O—Subsequent Events and Other Matters” for further details). The Earn Outs are to be paid at the greater of $46,875 or 10% of the “CPE” product line revenue for the quarter to be paid within 90 days of the end of the quarter. The Company also received a return of working capital invested during the transition period.

With certain exceptions, commencing on the date of the closing and for a certain period of time (as specified in the Final Agreement), the Company agreed not to, or cause any of its affiliates to, engage in any research and development or manufacturing activities competitive with those conducted by IP Gear, Ltd., and not to, or cause any of its affiliates to, engage in the sale, distribution, marketing, and services of products that may compete with certain products of TELES.  In addition, with certain exceptions, commencing one year after the date of closing, and effective for a period of time and within certain geographic regions relative to the grant of exclusive distribution and sale rights to the Company pursuant to the partner contract described below, the Company agreed not to, or cause any of its affiliates to, engage in the sale, distribution, marketing, and services of products that may compete with products of IP Gear, Ltd.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE B	SALE OF DISCONTINUED OPERATIONS - IP GEAR, LTD. (CONTINUED)

In accordance with the Final Agreement, the Company and TELES entered into a partner contract relating to the promotion, marketing, sale, and support of certain products of TELES and IP Gear, Ltd., pursuant to which the Company became the exclusive distributor of products of TELES and IP Gear, Ltd. in North America (including the United States, Canada, Mexico, all Caribbean nations, Guatemala, and Honduras) and non-exclusive distributor in other markets.

TELES assumed responsibility for all the liabilities and obligations of IP Gear, Ltd. except those specifically outlined in the agreement. The two items excluded are any past potential liability that IP Gear, Ltd. may have to the Office of the Chief Scientist of Israel and under a contract with one of IP Gear, Ltd.’s vendors, Piecom Tech. (See “Note O—Subsequent Events and Other Matters.”)

New World Brands’ management was authorized by the board to complete the sale to TELES of its IP Gear, Ltd. (Israel) subsidiary. A preliminary agreement was reached July 18 2007 and the closing occurred on July 26, 2007. The final agreement for the sale of the subsidiary was approved by our Board’s consent and by Teles’ Supervisory board on July 25, 2007

The condensed statement of operations for the 12 months ended December 31, 2007 below represent the reclassified discontinued operations of New World Brands as a result of the sale of IP Gear Ltd. It also shows the loss recorded at the end of the second quarter due to the revaluation of our investment in IP Gear Ltd down to its net realizable value as defined by the then pending transaction to sell IP Gear Ltd.

	Selected Statements of Operations Data for the Company’s Discontinued Operations for 12 Months Ended December 31
	2007	2006

Total Revenue	$998,981	$1,907,469

Pre Tax Loss from Discontinued Operations	(1,407,911)	(1,183,863)
Income Tax Provision	-	-

Loss from Discontinued Operations	(1,407,911)	(1,183,863)

Pre-Tax Impairment Loss	(2,462,448)
Gain from Sale of Discontined Operations	4,706
Income Tax Provision	-	-
Loss from Discontinued Operations, net of Tax	(3,944,689)	(1,183,863)

Gain on Disposal of IP Gear Ltd.
Loss on disposition	$(23,975)
Gain on Earn out for Q3, Q4 2007 in excess of minimum booked	$28,681
Total Gain on disposal during 2007	$4,706

As a result of the impairment, the Company reported a loss of $2,462,448 at the end of the second quarter in accordance with FASB No. 144, “Accounting for Impairment of and Disposal of Long-Lived Assets,” and recorded a gain on disposal of $4,706 by the end of the year due to gains from the Earn Out portion of the sale in excess of the minimums by an amount of $28,681. These losses and gains are recorded on the Company’s financial statements in the income statements for the years end 2007 and 2006, in the line items “Loss from Discontinued Operations” and “Gain From Sale of Discontinued Operations,” respectively.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C	INVENTORIES

Inventories as of December 31, 2007 consisted of the following:

Resale Hardware
Total Inventories	$819,654
Less allowance for obsolete inventories	$(75,000)
Inventories, net	$744,654

NOTE D	PROPERTY AND EQUIPMENT

As of December 31, 2007, our property and equipment consisted of the following:

		Useful Lives (In Years)
Operating Equipment	$1,804,175	5
Rental Equipment	$44,928	5
Leasehold improvements	$227,922	15
Computer software	$189,256	3 - 5
Furniture and fixtures	$30,419	3 - 5
Other	$4,100	5
Total property and equipment	$2,300,800
Less accumulated depreciation and amortization	$878,994
Property and equipment, net	$1,421,806

Operating equipment acquired under capital leases	$49,678
Less accumulated amortization	$8,529
	$326,146

Depreciation and amortization expense of continuing operations amounted to approximately $406,000 and $296,000 for the years ended December 31, 2007 and 2006, respectively.  Amortization of leased equipment, which has been included in depreciation expense on the accompanying financial statements, was approximately $ 90,000 and $ 77,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE E	NOTES PAYABLE

Bank of America and P & S Spirit.

At the start of 2007, New World Brands maintained a loan outstanding to the Bank of America in the amount of approximately $98,000. This term loan was due by March 31, 2007. New World Brands repaid this loan with the proceeds of a new term loan it obtained from P & S Spirit on March 30, 2007. On and effective March 30, 2007, we entered into a term loan and security agreement with P&S Spirit (the “P&S Term Loan”).  The principal amount of the P&S Loan is $1,000,000.  Monthly payments of interest only at two percent over the Wall Street Journal Prime Rate payable in arrears are due commencing on May 1, 2007.  The interest rate on this loan at December 31, 2007 was 9.25%. The principal balance of the P&S Loan and any unpaid accrued interest up to that date becomes due in full on January 2, 2009.  The P&S Loan includes certain covenants, including a financial reporting requirement which is due forty-five days after the close of a calendar quarter, and requirements that we maintain a ratio of current assets to current liabilities of at least 1.2 to 1 and a total liabilities to tangible net worth ratio not exceeding 2.5 to 1. The company was in compliance with both of these ratios as at December 31, 2007.

The P&S Loan also grants P&S Spirit a first position security interest with respect to all of the Company’s assets.  The P&S Loan is also backed by a guaranty by Qualmax (which, pending completion of the contemplated merger of Qualmax into the Company, holds a controlling interest in the Company), a security interest in the assets of Qualmax (consisting solely of 100 shares of series A convertible preferred stock of the Company, par value $0.01 per share, which stock is convertible into 298,673,634 shares of the Company’s common stock, par value $0.01 per share), and by the personal guaranty of M. David Kamrat, Chairman of the Board of Directors and Chief Executive Officer of the Company, and a director and executive officer of Qualmax.  M. David Kamrat’s personal Guaranty is limited to the sum of $1,000,000, although the guaranteed obligations include indemnification for certain claims against P&S Spirit relating to the P&S Term Loan.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE E	NOTES PAYABLE (CONTINUED)

The Loan proceeds were used by the Company to repay all outstanding principal, interest and fees due on our note payable with B of A, and to pay certain professional fees associated with preparation and negotiation of the P&S Term Loan.

On August 10, 2007, $500,000 of the principal balance of the P & S Term Loan was repaid by the company. The balance at December 31, 2007 was $500,000. This remaining balance of $500,000 was paid off in February 2008 closing out the P & S Spirit Term Loan. Please see “Note O—Subsequent Events and Other Matters” for further activity associated with these loans.

On May 31, 2007, the company entered into another agreement with P & S Spirit, a Credit line and Security Agreement( P & S Credit Line), for a line of credit facility in the amount of $1,050,000. The terms of the loan facility are an interest rate of Prime plus 2% (as reported in the Wall Street Journal), payments are to be interest only in arrears commencing July 1, 2007. The P & S Credit Line is secured by a corporate guaranty by Qualmax(which pending completion of the merger of Qualmax into the company, holds a controlling interest in the company) and a security interest in the assets of Qualmax(consisting solely of 298,673,634 shares of common stock of the company). The company must meet covenants of a ratio of current assets to current liabilities of at least 1.2 :1.0 and a total liabilities to net worth ratio not exceeding 2.5:1.0. The maturity date of the loan is June 1, 2011 when all principal and any outstanding interest payments are due. As of December 31, 2007, we had not drawn any funds from this loan facility. The Company was in complience withthe convenants as of December 31, 2007.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company

Total maturities of notes payable as of December 31, 2007 were as follows:

Total notes payable as at Dec 31, 2007	$500,000

Notes payable, current portion	0

Notes payable, net of current portion	$500,000

Interest expense on the notes payable was approximately $119,000 and $142,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE F	CAPITAL LEASE OBLIGATIONS

We currently lease equipment pursuant to four capital lease agreements. In conjunction therewith, the Company has capitalized the cost of the equipment in the amount of $87,683, which is the present value of the lease payments. Interest expense on the capital lease obligations amounted to approximately $10,000 and $36,000 for the years ended December 31, 2007 and 2006, respectively. Future minimum lease payments required under the capital leases as of December 31, 2007 were as follows:

2008	$181,731
2009	19,929
2010	11,388
2011	6,024
2012	3,012
Total	222,084
Less: amounts representing interest	9,036

Present value of net minimum lease payments	213,048

Capital lease obligations, current portion	181,731

Capital lease obligations, net of current portion	$31,317

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE G	STOCKHOLDERS’ EQUITY

Capitalization

The Company’s authorized capital stock consists of 600,000,000 shares of common stock, $.01 par value per share, and 1,000 shares of preferred stock, $.01 par value.  There were 414,979,673 shares of common stock and no shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2007.

The board of directors has the authority, without action by the Company’s stockholders, to provide for the issuance of preferred stock in one or more classes or series and to designate the rights, preferences and privileges of each class or series, which may be greater than the rights of the common stock.

Common Stock

As of December 31, 2006, our total number of authorized common stock, $.01 par value, was 50 million shares, with 44,303,909 shares issued and outstanding.  On February 1, 2007 our board acted to increase the number of authorized common stock to 600 million shares. The additional common stock was created to allow for the conversion of all outstanding preferred shares to common stock. This conversion was authorized by board consent on January 31, 2007 and become effective on April 24, 2007 resulting in the conversion of all Series A Convertible Preferred Shares to common shares at a ratio of 2,986,736 common shares for every one preferred share. Approximately 116.67 Series A Preferred Shares were converted into approximately 348 million common shares. This transaction was another step in the planned sequence of transactions that will conclude in the completion of the merger of New World Brands Inc. with Qualmax Inc.

On May 31, 2007, the company issued as converted 22,222,222 shares of common stock to P & S Spirit, in exchange for an investment of $886,093(net of all costs) in the company. The gross amount of the purchase price prior to any costs was $1,000,000. These shares of common stock will be issued without registration under the Securities Act (1933) (as amended) and are subject to the lock out agreement signed by Qualmax, the Kamrats, P & S Spirit and certain affiliates of the Kamrats and P & S Spirit filed with the SEC on June 6, 2007.

Stockholders’ equity transactions prior to the New World Brands/Qualmax, Inc. merger date have been retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to paid-in capital.

Preferred Stock

As of December 31, 2007, we had 1,000 shares of authorized preferred stock, $.01 par value.  There was no issued or outstanding preferred stock at December 31, 2007.

Common Stock Warrants

Warrants for the purchase of our common stock were granted during the 12 months ending December 31, 2007. Common stock warrants were issued in exchange for all outstanding preferred stock warrants concurrent with the conversion of all preferred stock to common as mentioned in the common stock segment of the notes to the financial statements at the same ratio as the common stock conversion or 2,986,736 common stock warrants in exchange for each preferred stock warrant. A total of 18.600756 preferred stock warrants were converted into 55,555,548 common stock warrants at this time with a strike price of $0.09. The warrants expire on December 31, 2011.

Common stock warrant activity for the year was as follows:

	Warrants	Weighted Average Exercise Price
Balance granted at December 31, 2006	2,320,000	$0.49
Granted in 2007	55,555,548	$0.09
Exercised in 2007	-	$-
Balance granted at December 31, 2007	57,875,548	$0.12

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE G	STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock Warrants

All preferred stock warrants that had been outstanding at the start of 2007 were cancelled during the year. There were no preferred stock warrants outstanding at December 31, 2007

Preferred stock warrant activity for the year was as follows:

	Warrants	Weighted Average Exercise Price
Balance granted at December 31, 2006	18,600758	$-
(As converted to common stock)	55,555,548	$0.09
Cancelled during 2007	18.600758
Balance granted at December 31, 2007	0

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for 2007 and 2006 (rounded to the nearest thousand):

Weighted average number of shares outstanding during 2006:
Basic (common)	39,044,000
Preferred (as converted to common)	86,148,000
Total	125,192,000
Effect of dilutive securities
Common - options and warrants	-
Preferred - options and warrants	-
Total	-
Weighted average number of shares outstanding - diluted	125,192,000
Weighted average of options and warrants not included above (anti-diluted):
Basic (common)	4,478,000
Preferred (as converted to common)	55,556,000
Total	60,034,000

Weighted average number of shares outstanding during 2007:
Basic (common)	433,592,000
Effect of dilutive securities
Common - options and warrants	0
Weighted average number of shares outstanding - diluted	433,592,000
Weighted average of options and warrants not included above (anti-dilutive)	43,851,000

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

NOTE H	STOCK OPTION PLANS

Performance Equity Plan

We have a Performance Equity Plan (the “Performance Equity Plan”) under which we may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options, and other stock-based awards to purchase up to 600,000 shares of Common Stock to officers, directors, key employees, and consultants. The Company may not grant any options with a purchase price less than fair market value of Common Stock as of the date of grant.  No options or other stock-based rights were issued under the Performance Equity Plan during 2007 and 2006, and none were exercised or exercisable during 2007 and 2006.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE H	STOCK OPTION PLANS (CONTINUED)

Stock Option Plan

In October 2001, we adopted a stock option plan (the “2001 Option Plan”) whereby we have reserved 5,000,000 shares of its Common Stock for purposes of granting options to purchase such shares pursuant to the 2001 Stock Option Plan.  Options are granted to officers and employees of the Company by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the options is equal or greater than the fair market price of our Common Stock on the date the option is granted. The 2001 Stock Option Plan terminates 10 years from its effective date.  A total of 2,945,000 of options (“the New World Brands options”), granted under the 2001 Option Plan to purchase our Common Stock in exchange for services rendered, were vested and exercisable as of December 31, 2007. There were no issuances, exercises or forfeitures in 2007 or 2006..  The employees and consultant performed services related to product promotion, general business, financing, and public/investor relations.   These options were granted prior to September 15, 2006.

Employee compensation expense for the New World Brands stock options was not recognized in 2006 in the accompanying consolidated statements of income as the options were granted and fully exercisable on September 14, 2006, prior to the merger date. The consolidated statements of income include the results of operations of New World Brands from the date of the merger, September 15, 2006, to December 31, 2006.  As of December 31, 2006, there was approximately $41,610 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. That cost is expected to be recognized over a weighted average of 4 years. There are 1,755,000 shares of common stock available for future issuance, as of December 31, 2007.  The following table summarizes stock option plan as of December 31, 2007:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable
$ 0.18	1,000,000	4.9	1,000,000
$ 0.18	1,000,000	4.9	1,000,000
$ 0.18	250,000	4.9	250,000
$ 0.18	100,000	4.9	100,000
$ 0.18	100,000	4.9	100,000
$ 0.18	100,000	4.9	100,000
$ 0.50	300,000	3.5	-
$ 0.25	325,000	1.75	325,000
$ 0.10	70,000	5.5	70,000
	3,245,000		2,945,000

NOTE I	INCOME TAXES

Income tax consisted of the following for the years ended December 31, 2007 and 2006:

	2007	2006
Federal:
Current	$(403,995)	$403,995
Deferred	0	579,475
State:
Current		-
Deferred	0	51,130
Subtotal	(403,995)	1,034,600
Change in valuation allowance	0	(561,695)
Benefit (provision) for income taxes	$(403,995)	$(472,905)

The effective tax rate varies from the federal statutory maximum rate for the year ended December 31, 2007 and 2006 principally due to the following:

	2007	2006
Federal tax rate	34%	34%
Loss from foreign subsidiary	(8)%	(19)%
Benefit of net operating loss carryback	0%	(7)%
State tax rate, net of federal tax benefit	6%	1%
Book vs tax loss on sale of subsidiary	11%	-
Other	2%
Total	(6)%	8%

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE I	INCOME TAXES (CONTINUED)

Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary differences, which of December 31, 2007, were as follows:

Deferred tax assets (short-term):
Net operating loss carry forwards	$1,829,437
Capital loss from sale of subsidiary	1,772,929
Allowance for doubtful accounts receivable	43,726
Allowance for inventory obsolescence	28,767
Depreciation & amortization	21,607
Allowance for disputes	4,219
Accruals	3,836
Deferred tax assets (long-term):
Charitable contributions carry forward	775
Net Deferred Tax Assests before Voluation Allowance	3,705,296
Foreign currency translation adjustment
Total deferred tax assets	0

Valuation allowance	3,705,296

Net deferred tax asset after valuation	$0

As of December 31, 2007, the Company had net operating losses of approximately $4.8 million that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carry forwards expire in 2026 and 2027. The company also has a capital loss carry forward of approximately $4.6 million that can be carried forward for five years and deducted against future capital gain income. The capital loss carry forward expires in 2012.

NOTE J	RELATED PARTY TRANSACTIONS

Loans from Shareholders

The Company received $1,000,000 in a term loan from P & S Spirit, a stockholder of the company and a company controlled by two stockholders and members of the Board of Directors of New World Brands. The terms of this loan are listed in detail in note E - Notes Payable.

NOTE K	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have entered into various operating leases for our facilities and equipment.  The future minimum annual rental payments due on these operating leases as of December 31, 2007 for each of the next 5 years are as follows:

Year ending December 31:
2008	$291,371
2009	68,260
2010	50,230
2011	49,780
2012	14,880

$477,121

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE K	COMMITMENTS AND CONTINGENCIES(CONTINUED)

Our U.S. operations are headquartered in Eugene, Oregon in leased commercial premises in two buildings, and the total rental.

Rent expense for the years ended December 31, 2007 and 2006 was approximately $68,000 and $77,000, respectively.

We have made substantial leasehold improvements.

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

Initial hearings on a motion for change of venue were concluded in February 2007. Additional hearings were conducted in late April 2007. The Company has been preliminarily informed that a decision from the French court to maintain venue in France was made in September 2007, and that defendants have filed an appeal of that decision, but that no ruling has been made on the appeal as of the date of this filing. At present, based upon the limited progress of the matter and without the benefit of the completion of factual discovery, management believes this litigation does not pose a significant financial risk to the Company.

Former Employee Litigation

The lawsuit brought by a former employee of the company, Fred Singer, relating to stock options and prior compensation, was settled on April 10, 2007, the company agreeing that the plaintiff, Mr. Singer, is the holder of options to purchase 70,000 shares of the company’s common stock.

The Blackstone Litigation

Qualmax was named as a defendant in a lawsuit entitled Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, filed August 10, 2006.  The facts underlying the proceeding relate to a contract between defendant Worldwide PIN Payment Corp. and plaintiffs, and a third party, to plaintiff’s allegations of misappropriation of trade secrets and corporate opportunity, and to claims that defendants, or some of them, tortiously interfered with plaintiffs’ contract with a third party.  Plaintiffs’ seek monetary damages.  Management believes it is not entirely clear from the pleadings filed to date whether plaintiffs claim that Qualmax misappropriated trade secrets, or tortiously interfered with a third party contract, or is liable under some other theory..

This litigation was settled on April 1, 2008 between New World Brands and Blackstone. The details are provided in the subsequent events section of the notes - Note M

Credit Facility with Pacific Continental Bank

The company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007.  The conditions of this agreement require the deposit of $250,000 with the bank as security for the services. The terms and balance remain unchanged at December 31, 2007. The deposit is in the company’s money market account with the bank and is reported on the balance sheet as part of cash and cash equivalents.

Piecom Tech

As part of the agreement to sell our IP Gear Ltd. subsidiary to Teles A.G. (see “Note B—Sale of Discontinued Operations—IP Gear, Ltd.”), we have accepted any liabilities and or any amounts recovered as a result of any claims from/against Piecom to/from IP Gear Ltd. in the future, beyond the date of closing the sale of our subsidiary. Piecom Tech had been a vendor to IP Gear Ltd and was contracted to provide outsourced contract manufacturing services. There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. There is currently no expectation of any liability arising from this commitment to the company.

NOTE L	REGULATORY MATTERS

The telecommunications industry is subject to federal, state and local regulation.  Any changes in the regulations or enforcement could impact the Company’s ability to continue its current operations.

NOTE M	DEFINED CONTRIBUTION PLAN

In May 2005, we adopted a Savings Incentive Match Plan for Employees (SIMPLE) (the “Plan”) for the benefit of our employees who are reasonably expected to receive at least $5,000 in compensation during a calendar year.  We have elected to contribute to each eligible employee’s simple individual retirement account a matching contribution equal to the employee’s elective salary reduction contributions, up to a limit of three percent of the employee’s compensation for the calendar year.  Total expense for the years ended December 31, 2007 and 2006 was approximately $ 23,000 and $11,000 respectively.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE N	BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the years ended December 31, 2007 and 2006.  We are currently focused on two principal lines of businesses: (i) new and resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business operated under the names “Teles USA” and “Qualmax”); and (ii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business operated under the name “NWB Telecom.”

Segmented Financial information by Business Line For New World Brands Inc. FS 2006

We are currently focused on three principal lines of business: (i) VoIP technology development and equipment manufacturing (via our wholly-owned subsidiary located in Israel, IP Gear, Ltd.); (ii) resale and distribution of VoIP and other telephony equipment

	2007	2006

Net Sales
Wholesale Carrier Services	$11,443,514	$11,230,284
Resale Hardware	5,657,689	6,307,644
Total	$17,101,203	$17,537,928

Cost of Sales
Wholesale Carrier Services	$9,850,272	$10,382,726
Resale Hardware	4,954,381	5,317,852
Total	$14,804,653	$15,700,578

Gross Profit
Wholesale Carrier Services	$1,593,242	$847,558
Resale Hardware	703,308	989,792
Total	$2,296,550	$1,837,350

Depreciation and Amortization
Wholesale Carrier Services	$236,519	$199,335
Resale Hardware	2,417	90,514
Corporate	177,504	6,260
Total	$416,440	$296,110

Selling, General and Administrative
Wholesale Carrier Services	$1,259,716	$1,451,158
Resale Hardware	1,012,686	1,023,097
Corporate	1,942,020	1,675,143
Total	$4,214,422	$4,149,398

Loss from Contining Operations before Income Taxes
Wholesale Carrier Services	$97,007	$(802,936)
Resale Hardware	(311,796)	(123,819)
Corporate	(2,119,524)	(1,681,403)
Total Loss From Continuing Operations	$(2,334,313)	$(2,608,159)

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE O	SUBSEQUENT EVENTS AND OTHER MATTERS

Term Loan and Repayment of Note Payable with P & S Spirit

On February 21, 2008, effective February 15, 2008, the Company repaid all outstanding obligations under the P&S Term Loan Agreement, in the amount of $500,000. We made a draw of $500,000 against the P & S credit line facility to obtain the fund to pay the P & S term loan.

Teles AG Loan Agreement

On February 21, 2008, New World Brands, Inc., and TELES AG Informationstechnologien (“TELES”), entered into a Term Loan and Security Agreement, effective February 15, 2008, pursuant to which, from time to time prior to February 1, 2009 or the earlier termination in full of the, the Company may obtain advances from TELES up to the amount of the outstanding Commitment.  Amounts borrowed may not be reborrowed, notwithstanding any payments thereunder.  The outstanding balance of the TELES Loan will be due and payable on or before February 1, 2012.  The outstanding principal amount of the TELES Loan will be payable in 12 quarterly installments commencing May 1, 2009.  Interest on the outstanding principal amount of the TELES Loan shall be paid payable quarterly commencing May 1, 2008, at the per annum interest rate equal to 7% per annum, compounded quarterly

Blackstone Litigation

On April 1, 2008, effective as of March 31, 2008, the Company entered into a settlement agreement in relation to a lawsuit entitled Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, filed August 10, 2006 in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the “Blackstone Litigation”). As disclosed in the Company’s Quarterly Reports on Form 10-QSB filed with the SEC on November 19, August 20, and May 21, 2007, and the Company’s Annual Report on Form 10-KSB filed with the SEC on April 17, 2007, the facts underlying the Blackstone Litigation relate to a contract between defendant Worldwide PIN Payment Corp. and plaintiffs, and a third party, to plaintiffs’ allegations of misappropriation of trade secrets and corporate opportunity, and to claims that defendants, or some of them, tortiously interfered with plaintiffs’ contract with a third party.

Pursuant to the settlement agreement, the Company has agreed to pay plaintiffs the sum of $50,000 toward plaintiffs’ costs of litigation, and in exchange, plaintiffs have released the Company from all claims asserted by plaintiffs or otherwise arising against the Company; all claims against the Company were dismissed with prejudice.