Form 10KSB/A
period 2007-12-31
NEW WORLD BRANDS INC
filed 2008-05-13
CIK 799426

UNITED STATES
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

EXPLANATORY NOTE

New World Brands, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A (the “Amendment”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on April 16, 2008 (the “Original Report”) to amend (i) the amount of 2006 Company-wide Discontinued Operations, as reported on page 45 of this Amendment and (ii) certain information contained in the Company’s Consolidated Financial Statements and the Notes thereto.

The Amendment does not otherwise amend, update, or change any other items or disclosures contained in the Original Report.

PART I

General

References in this Annual Report on Form 10-KSB/A (the “Report”) to the “Company,” “we,” “us,” “our” and similar words are to New World Brands, Inc., commencing with the acquisition of Qualmax, Inc., a Delaware corporation (“Qualmax”), and, with respect to prior historical financial information, to Qualmax. The results of operations of the company’s former subsidiary, IP Gear, Ltd. (“IP Gear, Ltd.”) are reported as discontinued operations, as a result of our sale of IP Gear, Ltd. effective July 1, 2007.

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

2007	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$1,127,874	$100,150	$89,100	$19,903	7.90%	19.87%
Q2	$833,349	$133,642	$45,743	$66,651	5.49%	49.87%
Q3	$1,018,220	$546,306	$42,650	$149,038	4.18%	27.28%
Q4	$557,059	$1,341,089	$(107,020)	$397,333	(19.21)%	29.63%

Year	$3,536,502	$2,121,187	$70,383	$632,925	1.99%	29.84%

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

2006 Continuing Operations(1)	Company- Wide	Corporate Expenses		NWB Telecom	NWB Networks (non- TELES)	NWB Networks (TELES only)

Gross Profit	$1,837,350	N/A		$847,558	$989,792	$0

SG&A Expense(2)	$(4,138,286)	$(1,664,031	)(3)	$(1,451,158)	$(1,023,097)	$0

Interest	$(178,967)	$(175,229)		$(3,697)	$(40)	$0
Depreciation/Amortization	$(296,110)	$(125,198)		$(136,736)	$(34,175)	$0
Other Income (Expense)	$24,448	$87,406		$0	$(62,958)	$0

2006 Net Profit (Loss) from Continuing Operations Only	$(2,751,565)	$(1,877,052)		$(744,034)	$(130,478)	$0

2006 Continuing and Discontinued Operations(1)

Profit (Loss) on Write Down of Discontinued Operations	$(3,147,014)
Gain (Loss) on Disposition of Discontinued Operations	$0
Tax Provision	$472,905

2006 Net Profit (Loss) from Continuing and Discontinued Operations	$(5,425,674)

2007 Continuing Operations	Company- Wide	Corporate Expenses		NWB Telecom	NWB Networks (non- TELES)	NWB Networks (TELES only)

Gross Profit	$2,296,550	$0		$1,593,242	$70,383	$632,925

SG&A Expense(2)	$(4,214,422)	$(1,942,020	)(3)	$(1,259,716)	$(620,720)	$(391,966)

Interest	$(129,346)	$(119,347)		$(9,409)	$(456)	$(134)
Depreciation/Amortization	$(416,441)	$(177,504)		$(236,519)	$(2,344)	$(73)
Other Income (Expense)	$109,157	94,291		$21,247	$(6,381)	$0

2007 Net Profit (Loss) from Continuing Operations Only	$(2,354,502)	$(2,144,280)		$108,845	$(559,518)	$240,752

2007 Continuing and Discontinued Operations

Profit (Loss) on write down of discontinued operations	$(3,949,395)
Gain (Loss) on disposition of discontinued operations	$4,706
Tax Provision	$(403,995)

2007 Net Profit (Loss) from Continuing and Discontinued Operations	$(6,703,186)

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

NEW WORLD BRANDS, INC.

Date: May 13, 2008	By:	/s/ M. David Kamrat
M. David Kamrat, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ M. David Kamrat	Chief Executive Officer,	May 13, 2008
M. David Kamrat	President, and Chairman of the Board

/s/ Shehryar Wahid	Chief Financial Officer,	May 13, 2008
Shehryar Wahid	Secretary, Treasurer, Chief Operations Officer and Director

/s/ Selvin Passen, M.D.	Director	May 13, 2008
Selvin Passen, M.D.

EXHIBIT INDEX
Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation of New World Brands, Inc. (1)

4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (2)

4.3	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (3)

4.4	Amended and Restated Stock Subscription and Share Transfer Agreement, dated as of December 29, 2006, by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat and Noah Kamrat (3)

4.5	Amended and Restated Escrow Agreement dated as of December 29, 2006 by and among New World Brands, Inc., P&S Spirit, LLC and the Escrow Agent (as defined therein) (3)

4.6	Amended and Restated Lock-Up Agreement dated as of December 29, 2006 by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat, Noah Kamrat and certain other stockholders party thereto (3)

4.7	Amended and Restated Voting Agreement dated as of December 29, 2006 by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat, Noah Kamrat and certain other stockholders party thereto (3)

4.8	Form of Warrant Agreement dated as of December 29, 2006 (3)

10.1	Letter agreement among New World Brands, Inc., Qualmax, Inc., IP Gear, Ltd., P&S Spirit, LLC and B.O.S. Better Online Solutions Ltd., dated December 31, 2006 (4)

10.2	Term Loan and Security Agreement by and between New World Brands, Inc. and P&S Spirit, LLC dated as March 30, 2007 (5)

10.3	Term Note by and between New World Brands, Inc. and P&S Spirit, LLC dated as March 30, 2007 (5)

10.4	Guaranty by Qualmax, Inc. dated as of March 30, 2007 (5)

10.5	Limited Guaranty by M. David Kamrat dated as of March 30, 2007 (5)

10.6	Collateral Pledge Agreement made by Qualmax, Inc. dated as of March 30, 2007 (5)

10.7	Credit Line and Security Agreement, dated as of May 31, 2007, between New World Brands, Inc. and P&S Spirit, LLC (6)

10.8	Credit Line Note, dated as of May 31, 2007, of New World Brands, Inc. (6)

10.9	Guaranty of Qualmax, Inc., dated as of May 31, 2007 (6)

10.10	Collateral Pledge Agreement, dated as of May 31, 2007, by Qualmax, Inc. in favor of P&S Spirit, LLC (6)

10.11	Collateral Pledge Agreement, dated as of May 31, 2007, by New World Brands, Inc., in favor of P&S Spirit, LLC (6)

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

NEW WORLD BRANDS, INC. AND SUBSIDIARY
TABLE OF CONTENTS
DECEMBER 31, 2007

Page

Report of independent registered public accounting firm	F-2

Financial statements:
Consolidated balance sheet	F-3 - F-4
Consolidated statements of comprehensive loss	F-5
Consolidated statements of changes in stockholders’ equity	F-6
Consolidated statements of cash flows	F-7 - F-8
Notes to consolidated financial statements	F-9 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders
New World Brands, Inc. and Subsidiary
Eugene, Oregon

We have audited the accompanying consolidated balance sheet of New World Brands, Inc. and Subsidiary as of December 31, 2007 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

BERENFELD, SPRITZER, SHECHTER & SHEER, LLP
Coral Gables, Florida
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

NEW WORLD BRANDS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Net Sales
Hardware	$5,657,689	$6,307,644
Carrier Services	11,443,514	11,230,284
	17,101,203	17,537,928
Cost of Sales
Hardware	(4,954,381)	(5,317,852)
Carrier Services	(9,850,272)	(10,382,726)
	(14,804,653)	(15,700,578)
Gross Profit	2,296,550	1,837,350
Sales, General and Administrative Expenses	(4,630,863)	(4,434,396)
Loss from Continuing Operations Before Other Income	(2,334,313)	(2,597,046)
Other Income
Interest and Bank Charges	(129,346)	(178,967)
Other Income	109,157	24,448
	(20,189)	(154,519)
Loss From Continuing Operations Before Income Taxes	(2,354,502)	(2,751,565)

(Provision) Benefit for Income Taxes	(403,995)	472,905
Net Loss From Continuing Operations	(2,758,497)	(2,278,660)

Loss From Discontinued Operations	(3,949,395)	(3,147,014)
Gain from Sale of Discontinued Operations	4,706	-
	(3,944,689)	(3,147,014)
Net Loss	$(6,703,186)	$(5,425,674)

Net Loss Per Share From Continuing Operations (Basic)	$(0.01)	$(0.02)
Net Loss Per Share From Continuing Operations (Diluted)	$(0.01)	$(0.02)

Net Loss Per Share from Discontinued Operations (Basic)	$(0.01)	$(0.03)
Net Loss Per Share from Discontinued Operations (Diluted)	$(0.01)	$(0.03)

Net loss per Share (Basic)	$(0.02)	$(0.04)
Net Loss per Share (Diluted)	$(0.02)	$(0.04)

Weighted Average Number of Shares Outstanding During the Year

Basic	433,592,000	125,192,000

Diluted	433,592,000	125,192,000

Comprehensive Loss:	(6,703,186)	(5,425,674)
Net Loss
Gain (Loss) on Foreign Currency Translation, Net of Income Tax Benefit	40,556	(49,295)
Comprehensive Loss	$(6,662,630)	$(5,474,969)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Equity

Balances at January 1, 2006	-	$-	271,431,841	$2,714,317	$2,332,791	$-	$1,064,647	$6,111,755

Issuances of stock - 2006
Additional common stock issued in consideration of asset acquisition	-	-	5,806,633	58,066	594,321	-	-	652,387
Issuance of common stock for cash	-	-	13,315,856	133,159	1,206,841	-	-	1,340,000
Issuance of common stock in exchange for partial repayments of principal on note payable	-	-	5,981,070	59,811	540,189	-	-	600,000
Issuance of stock for equipment	-	-	2,138,235	21,382	193,118	-	-	214,500
Recapitalization of Qualmax common stock as a result of the reverse acquisition	-	-	(298,673,635)	(2,986,735)	2,986,735	-	-	-

Recapitalization of New World Brands as a result of the reverse acquisition	-	-	44,303,939	443,040	24,278,035	-	(22,921,075)	1,800,000
Issuance of Series A preferred stock as a result of the reverse acquisition	100	1	-	-	(1)	-	-	-
Issuance of Series A preferred stock for cash	11.160454	-	-	-	3,000,000	-	-	3,000,000
Cost of raising capital	-	-	-	-	(150,000)	-	-	(150,000)
Issuance of Series A preferred stock in exchange for partial repayment of note payable, accrued royalties and outsourcing expenses, and release of obligations from operating agreements	5.50652	-	-	-	1,480,189	-	-	1,480,189

Net loss - 2006	-	-	-	-	-	-	(5,425,674)	(5,425,674)
Loss on foreign currency translation, net of tax benefit	-	-	-	-	-	(49,295)	-	(49,295)

Balances at December 31, 2006	116.666974	$1	44,303,939	$443,040	$36,462,218	$(49,295)	$(27,282,102)	$9,573,862

Conversion of series A preferred stock to common stock April 24, 2007	(116.6666974)	(1)	348,453,512	3,484,535	(3,484,534)	-	-	-

Issuance of common stock	-	-	22,222,222	222,222	663,873	-	-	886,095

Sale of subsidiary	-	-	-	-	-	-	4,706	4,706

Loss on discontinued operations	-	-	-	-	-	49,295	(3,949,395)	(3,900,100)

Gain on foreign currency translation, net of tax benefit	-	-	-	-	-	-	40,556	40,556

Net Loss from continuing operations for the twelve months ended December 31, 2007	-	-	-	-	-	-	(2,758,497)	(2,758,497)

Balances at December 31, 2007	-	$-	414,979,673	$4,149,797	$33,641,557	$-	$(33,944,732)	$3,846,622

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss from continuing operations	$(2,758,497)	(2,278,660)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	406,152	296,110
Issuance of stock for royalties and outsourcing expenses	-	356,817
Changes in operating assets and liabilities:
- Accounts receivable	76,118	410,648
- Change in allowance for doubtful accounts	(15,046)	129,046
- Inventories	141,098	795,743
- Prepaid expenses	(121,362)	112,919
- Income tax refund receivable	403,995	(403,995)
- Deferred tax asset	-	45,467
- Other current assets	(368,139)	(134,934)
- Deposits and other assets	(568,750)	253,142
- Accounts payable	1,122,665	(383,701)
- Accrued expenses	(678,032)	299,346
- Customer deposits	62,249	(23,712)
- Deferred income taxes	-	(111,540)
- Other liabilities	-	(1,746,040)
Net cash used in operating activities	(2,297,549)	(2,384,342)
Cash flows from investing activities:
Acquisition of property and equipment	(284,044)	1,186,902
Net cash acquired from the reverse acquisition	-	1,800,000
Net cash provided by (used in) investing activities	(284,044)	2,986,902
Cash flows from financing activities:
Proceeds from notes payable	1,000,000	-
Payments of principal on notes payable	(1,484,323)	(460,000)
Payments of principal on capital lease obligations	(131,301)	(141,153)
Net repayment of advances from shareholders	(53,479)	(75,245)
Sales of common and preferred stock	886,095	2,136,459
Foreign currency translation	(29,740)	29,740
Net cash provided by financing activities	187,252	1,489,801
Net cash flow from continuing operations	(2,394,341)	2,092,362
Cash flows from discontinued operations:
Total cash flows from discontinued operations	(1,160,828)	(274,529)
Net investing activities from discontinued operations	2,197,187	(410,689)
Net cash flow from discontinued operations	1,036,358	(685,218)

Net (decrease) increase in cash and cash equivalents	(1,357,983)	1,407,144
Cash and cash equivalents, beginning of year	3,396,617	1,989,473
Cash and cash equivalents, end of year	$2,038,634	$3,396,617

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Supplemental Disclosures of Cash Flow Information:	2007	2006
Cash paid during the year for:
- Income taxes	$-	$-
- Interest	$129,346	$178,168

Non-cash investing and financing activities:
Issuance of common stock for asset acquisition
- Inventories	$-	$79,179
- Property and equipment	-	573,208
- Additional paid-in capital	$-	$(652,387)

Issuance of stock for payment of note payable
- Note payable	$-	$600,000
- Additional paid-in capital	$-	$(600,000)
	$-	$-
Issuance of common stock for property and equipment
- Fair value of property and equipment acquired	$-	$214,500
- Additional paid-in capital	-	(214,500)
	$-	$-
Issuance of preferred stock for partial repayment of note payable, accrued royalties and outsourcing expenses, and release of obligations from operating agreements
- Note payable	$-	$400,000
- Royalties and outsourcing expenses	-	356,817
- Property and equipment	-	723,372
- Additional paid-in capital	-	(1,480,189)
	$-	$-
Acquisition of property and equipment through capital lease obligations
- Fair value of property and equipment acquired	$-	$387,384
- Capital lease obligations incurred	$-	$(387,384)
	$-	$-
Issuance of Common Stock for Preferred Stock
- Common Stock	$3,706,757	$-
- Preferred Stock	(1)	-
- Paid in Capital	(3,706,756)	-
	$-	$-

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

Basis of Accounting and Revenue Recognition

The accompanying consolidated financial statements have been prepared using the accrual method of accounting.  Revenues from our VoIP telephony services division have been recognized as services are rendered.  Revenue from the sale of products from our exclusive distributorship of VoIP equipment or reseller equipment is recognized as our customers take delivery of our products.  Any amounts received from our customers in advance are recorded as customer deposits and classified as other current liabilities.

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

Accounts Receivable

Accounts receivable are presented at net realizable value, which is comprised of total accounts receivable less any allowances for uncollectible accounts.  The Company provides an allowance for potentially uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances.  The resulting estimate of uncollectible receivables is charged to an allowance for doubtful accounts.  Recoveries of accounts previously written off are used to offset the allowance account in the periods in which the recoveries are made.  Accordingly, accounts receivable has been written down to its estimated net realizable value. The results of operations for the years ended December 31, 2007 and 2006 include charges of approximately $323,000 and $437,000, respectively.  The allowance for doubtful accounts as of December 31, 2007 was approximately $114,000.

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

Concentration of Deposit Risk

From time to time, the Company has cash in financial institutions in excess of federally insured limits.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.  Cash exceeding federally insured limits amounted to approximately $1,762,000 as of December 31, 2007.

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

Earnings per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options and warrants granted by the Company and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and warrants are excluded from the computation when there is a loss as their effect is antidilutive, or if the exercise price of such options and warrants is greater than the average market price of the stock for the period.  See “Note G—Stockholders’ Equity” for the computation of basic and diluted share data.

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

Leases

We account for leases in accordance with SFAS No.13, “Accounting for Leases,” under which we perform a review of each newly acquired lease to determine whether it should be treated either as a capital or an operating lease.  A capital lease asset is capitalized and depreciated over the term of the initial lease.  A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate.  If an interest rate is not stated, we will determine our estimated incremental borrowing rate.

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

	Selected Statements of Operations Data for the Company’s Discontinued Operations for 12 Months Ended December 31
	2007	2006

Total Revenue	$998,981	$2,592,543

Pre Tax Loss from Discontinued Operations	(1,407,911)	(3,147,014)
Income Tax Provision	-	-

Loss from Discontinued Operations	(1,407,911)	(3,147,014)

Pre-Tax Impairment Loss	(2,462,448)	-
Gain from Sale of Discontinued Operations	4,706	-
Income Tax Provision	-	-
Loss from Discontinued Operations, net of Tax	$(3,944,689)	$(3,147,014)

As a result of the impairment, the Company reported a loss of $3,949,394 at the end of the second quarter in accordance with FASB No. 144, “Accounting for Impairment of and Disposal of Long-Lived Assets,” and recorded a gain on disposal of $4,706 by the end of the year due to gains from the Earn Out portion of the sale in excess of the minimums by an amount of $28,681. These losses and gains are recorded on the Company’s financial statements in the income statements for the years ended 2007 and 2006, in the line items “Loss from Discontinued Operations” and “Gain From Sale of Discontinued Operations,” respectively.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C	INVENTORIES

Inventories as of December 31, 2007 consisted of the following:

Resale Hardware
Total Inventories	$819,654
Less allowance for obsolete inventories	(75,000)
Inventories, net	$744,654

NOTE D	PROPERTY AND EQUIPMENT

As of December 31, 2007, our property and equipment consisted of the following:

		Useful Lives (In Years)
Operating Equipment	$1,804,175	5
Rental Equipment	44,928	5
Leasehold improvements	227,922	15
Computer software	189,256	3 - 5
Furniture and fixtures	30,419	3 - 5
Other	4,100	5
Total property and equipment	2,300,800
Less accumulated depreciation and amortization	878,994
Property and equipment, net	$1,421,806

Operating equipment acquired under capital leases	$456,197
Less accumulated amortization	167,181
	$289,016

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

On May 31, 2007, the company entered into another agreement with P & S Spirit, a Credit line and Security Agreement( P & S Credit Line), for a line of credit facility in the amount of $1,050,000. The terms of the loan facility are an interest rate of Prime plus 2% (as reported in the Wall Street Journal), payments are to be interest only in arrears commencing July 1, 2007. The P & S Credit Line is secured by a corporate guaranty by Qualmax(which pending completion of the merger of Qualmax into the company, holds a controlling interest in the company) and a security interest in the assets of Qualmax(consisting solely of 298,673,634 shares of common stock of the company). The company must meet covenants of a ratio of current assets to current liabilities of at least 1.2 :1.0 and a total liabilities to net worth ratio not exceeding 2.5:1.0. The maturity date of the loan is June 1, 2011 when all principal and any outstanding interest payments are due. As of December 31, 2007, we had not drawn any funds from this loan facility. The Company was in compliance with the convenants as of December 31, 2007.

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

On May 31, 2007, the company issued as converted 22,222,222 shares of common stock to P & S Spirit, in exchange for an investment of $886,093 (net of all costs) in the company. The gross amount of the purchase price prior to any costs was $1,000,000. These shares of common stock will be issued without registration under the Securities Act of 1933, as amended, and are subject to the lock out agreement signed by Qualmax, the Kamrats, P & S Spirit and certain affiliates of the Kamrats and P & S Spirit filed with the SEC on June 6, 2007.

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

Preferred Stock Warrants

All preferred stock warrants that had been outstanding at the start of 2007 were cancelled during the year. There were no preferred stock warrants outstanding at December 31, 2007.

Preferred stock warrant activity for the year was as follows:

	Warrants	Weighted Average Exercise Price
Balance granted at December 31, 2006	18,600758	$-
(As converted to common stock)	55,555,548	$0.09
Cancelled during 2007	18.600758
Balance granted at December 31, 2007	0

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for 2007 and 2006 (rounded to the nearest thousand):

Weighted average number of shares outstanding during 2006:
Basic (common)	39,044,000
Preferred (as converted to common)	86,148,000
Total	125,192,000
Effect of dilutive securities
Common - options and warrants	-
Preferred - options and warrants	-
Total	-
Weighted average number of shares outstanding - diluted	125,192,000
Weighted average of options and warrants not included above (anti-diluted):
Basic (common)	4,478,000
Preferred (as converted to common)	55,556,000
Total	60,034,000

Weighted average number of shares outstanding during 2007:
Basic (common)	433,592,000
Effect of dilutive securities
Common - options and warrants	-
Weighted average number of shares outstanding - diluted	433,592,000
Weighted average of options and warrants not included above (anti-dilutive)	43,851,000

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

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable
$ 0.18	1,000,000	4.9	1,000,000
$ 0.18	1,000,000	4.9	1,000,000
$ 0.18	250,000	4.9	250,000
$ 0.18	100,000	4.9	100,000
$ 0.18	100,000	4.9	100,000
$ 0.18	100,000	4.9	100,000
$ 0.50	300,000	3.5	-
$ 0.25	325,000	1.75	325,000
$ 0.10	70,000	5.5	70,000
	3,245,000		2,945,000

NOTE I	INCOME TAXES

Income tax consisted of the following for the years ended December 31, 2007 and 2006:

	2007	2006
Federal:
Current	$(403,995)	$403,995
Deferred	-	579,475
State:
Current	-	-
Deferred	-	51,130
Subtotal	(403,995)	1,034,600
Change in valuation allowance	-	(561,695)
Benefit (provision) for income taxes	$(403,995)	$472,905

The effective tax rate varies from the federal statutory maximum rate for the year ended December 31, 2007 and 2006 principally due to the following:

	2007	2006
Federal tax rate	34%	34%
Loss from foreign subsidiary	(8)%	(19)%
Benefit of net operating loss carryback	0%	(7)%
State tax rate, net of federal tax benefit	6%	1%
Book vs tax loss on sale of subsidiary	11%	-
Other	2%	-
Total	(6)%	8%

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE I	INCOME TAXES (CONTINUED)

Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary differences, which of December 31, 2007, were as follows:

Deferred tax assets (short-term):
Net operating loss carry forwards	$1,829,437
Capital loss from sale of subsidiary	1,772,929
Allowance for doubtful accounts receivable	43,726
Allowance for inventory obsolescence	28,767
Depreciation & amortization	21,607
Allowance for disputes	4,219
Accruals	3,836
Deferred tax assets (long-term):
Charitable contributions carry forward	775
Net deferred tax assets before valuation allowance	3,705,296

Valuation allowance	(3,705,296)

Net deferred tax asset after valuation	$-

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

Our U.S. operations are headquartered in Eugene, Oregon in leased commercial premises in two buildings, and the total rental expense for the years ended December 31, 2007 and 2006 was approximately $68,000 and $77,000, respectively. We have made substantial leasehold improvements to our rental premises.

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

Segmented Financial Information by Business Line For New World Brands Inc.:

	2007	2006

Net Sales:
Wholesale Carrier Services	$11,443,514	$11,230,284
Resale Hardware	5,657,689	6,307,644
Total	17,101,203	17,537,928

Cost of Sales:
Wholesale Carrier Services	9,850,272	10,382,726
Resale Hardware	4,954,381	5,317,852
Total	14,804,653	15,700,578

Gross Profit:
Wholesale Carrier Services	1,593,242	847,558
Resale Hardware	703,308	989,792
Total	2,296,550	1,837,350

Depreciation and Amortization:
Wholesale Carrier Services	236,519	199,335
Resale Hardware	2,417	90,514
Corporate	177,504	6,260
Total	416,440	296,109

Selling, General and Administrative Expenses:
Wholesale Carrier Services	1,259,716	1,451,158
Resale Hardware	1,012,687	1,023,097
Corporate	1,942,020	1,664,032
Total	4,214,423	4,138,287

Loss from Contining Operations Before Income Taxes:
Wholesale Carrier Services	97,007	(802,935)
Resale Hardware	(311,797)	(123,819)
Corporate	(2,119,524)	(1,470,292)
Total	$(2,334,313)	$(2,397,046)

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE O	SUBSEQUENT EVENTS AND OTHER MATTERS

Term Loan and Repayment of Note Payable with P & S Spirit

On February 21, 2008, effective February 15, 2008, the Company repaid all outstanding obligations under the P&S Term Loan Agreement, in the amount of $500,000. We made a draw of $500,000 against the P & S credit line facility to obtain the fund to pay the P & S term loan.

Teles AG Loan Agreement

On February 21, 2008, New World Brands, Inc., and TELES AG Informationstechnologien (“TELES”), entered into a Term Loan and Security Agreement, effective February 15, 2008, pursuant to which, from time to time prior to February 1, 2009 or the earlier termination in full of the, the Company may obtain advances from TELES up to the amount of the outstanding Commitment.  Amounts borrowed may not be reborrowed, notwithstanding any payments thereunder.  The outstanding balance of the TELES Loan will be due and payable on or before February 1, 2012.  The outstanding principal amount of the TELES Loan will be payable in 12 quarterly installments commencing May 1, 2009.  Interest on the outstanding principal amount of the TELES Loan shall be paid quarterly commencing May 1, 2008, at the per annum interest rate of 7%, compounded quarterly

Blackstone Litigation

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