Form 10-Q
period 2008-03-31
NEW WORLD BRANDS INC
filed 2008-05-15
CIK 799426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 033-91432

NEW WORLD BRANDS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0401674
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

340 West Fifth Street, Eugene, Oregon	97401
(Address of Principal Executive Offices)	(Zip Code)

(541) 868-2900

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 14, 2008, there were 418,479,673 shares of Common Stock, $0.01 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

as of March 31, 2008 (unaudited)

and December 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,221,620	$2,038,635
Accounts receivable, net	1,029,597	1,027,739
Inventories, net	1,473,826	744,654
Prepaid expenses	233,156	244,157
Other current assets	300,695	507,012

Total Current Assets	4,258,895	4,562,197

Property and equipment, net	1,392,344	1,421,806

Other Assets:
Deposits and other assets	678,953	668,750

Total Assets	$6,330,191	$6,652,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

	March 31, 2008	December 31, 2007
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$2,203,398	$1,564,299
Accrued expenses	418,874	406,910
Customer deposits	24,185	121,874
Capital leases, current portion	146,554	181,731
Total Current Liabilities	2,793,012	2,274,814

Long-Term Liabilities
Notes payable	500,000	500,000
Capital leases, net of current portion	23,678	31,317
Total Long-Term Liabilities	523,678	531,317

Total Liabilities	3,316,690	2,806,131
Stockholders Equity
Preferred stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock
Series A preferred stock $0.01 par value, no shares issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 414,979,673 shares issued and outstanding	4,149,796	4,149,797
Additional paid-in capital	33,641,557	33,641,557
Accumulated loss	(34,777,862)	(33,944,732)

Total Stockholders’ Equity	3,013,501	3,846,622

Total Liabilities and Stockholders’ Equity	$6,330,191	$6,652,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

for the Three Months Ended

March 31, 2008 (unaudited) and 2007 (unaudited)

	2008	2007
Net Sales	(unaudited)	(unaudited)
Hardware	$2,042,400	$1,228,024
Carrier Services	3,038,549	2,870,997
	5,080,949	4,099,021
Cost of Sales
Hardware	(1,668,226)	(1,119,009)
Carrier Services	(2,708,332)	(2,409,462)
	(4,376,558)	(3,528,471)

Gross Profit	704,391	570,550

Sales, General and Administrative Expenses	(1,550,777)	(1,129,526)
Loss from Continuing Operations Before Other Income	(846,386)	(558,976)

Other Income
Interest and Bank Charges	3,193	13,292
Other Income	10,072	15,167
	13,265	28,459
Loss From Continuing Operations Before Income Taxes	(833,121)	(530,517)

Provision for Income Taxes	—
Net Loss From Continuing Operations	(833,121)	(530,517)

Loss from Discontinued Operations	—	(518,700)

Net Loss	$(833,121)	$(1,049,217)

Net Loss Per Share from Continuing Operations	$—	$—

Net Loss Per Share from Discontinued Operations	$—	$—

Net Loss per Share (basic)	$—	$—

Net Loss per Share (diluted)	$—	$—

Weighted average number of shares outstanding during the year

Basic	414,979,673	387,497,116

Diluted	414,979,673	387,497,116

The accompanying notes are an integral part of these condensed consolidated financial statements

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

for the Three Months Ended

March 31, 2008 (unaudited) and 2007 (unaudited)

	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss from continuing operations	$(833,121)	$(530,517)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	116,280	108,547
Allowance for doubtful accounts	24,700	—
Changes in operating assets and liabilities
Accounts receivable	(36,761)	2,456
Inventory	(729,172)	157,103
Prepaid expenses	11,002	(190,260)
Other current asset	206,317	(26,500)
Accounts payable	631,816	(4,852)
Accrued expenses and other liabilities	19,274	(109,849)
Customer deposits	(97,689)	(13,814)
Net cash used in operating activities	(687,381)	(607,687)
Cash flows from investing activities

Purchases of property and equipment	(86,818)	(142,810)
Net cash used in investing activities	(86,818)	(142,810)
Cash Flows from Financing Activities
Net payments on line of credit	—	(984,323)
Proceeds from note payable	—	1,000,000
Payments of note payable	(42,815)	(8,304)
Net repayment of advances from shareholders	—	(6,000)
Net cash (used in) provided by financing activities	(42,815)	1,373
Net cash from continuing operations	(817,014)	(749,124)
Cash Flows from Discontinued Operations
Net change in operating cash flows	—	(453,854)
Net change in investing cash flows	—	(420,637)
Net change in financing cash flows	—	—
Cash Flows from Discontinued Operations	—	(874,491)
Net Change in Cash and Cash Equivalents	(817,014)	(1,623,615)
Cash and Cash Equivalents at Beginning of Period	2,038,635	3,396,617
Cash and Cash Equivalents at End of Period	$1,221,620	$1,773,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated unaudited interim financial statements of New World Brands, Inc. and Subsidiary (the “Company,” “we,” “us,” or “our”) were prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion and to the knowledge of management, the accompanying condensed consolidated unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) which, in the opinion of management and based upon management’s knowledge of the Company’s business operations during the period presented, are necessary to present fairly the Company’s financial position and cash flows for the period presented. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results of operations for the full year.

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

As a result of the Reverse Acquisition, we are no longer in the wine and spirits business, and are now a telecommunications sales, and service company, focusing on products and services utilizing voice over internet protocol (“VoIP”) technology.  We provide wholesale long distance carrier termination services as a reseller of VoIP telephony services.  We are also a reseller of VoIP related telecommunications equipment.

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

During 2007, the number of authorized shares was increased from 50 million shares to 600 million shares to allow for a sufficient number of authorized shares to convert the existing Preferred shares to Common shares. All Preferred shares were then converted into Common shares as a further step towards the completion of the merger.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(continued)

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under the generally accepted accounting principles in the United States of America (“GAAP”), the acquisition of Qualmax has been accounted for as a reverse acquisition and Qualmax has been treated as the acquiring entity for accounting and financial reporting purposes.  As such, our condensed consolidated financial statements will be presented as a continuation of the operations of Qualmax and not New World Brands, Inc.  Accordingly, the accompanying financial statements consist of the balance sheet of the Company and Qualmax as of March 31, 2008 and December 31, 2007, and the results of operations of the Company and Qualmax for the three months ended March 31, 2008 and March 31, 2007.  As a result of the Reverse Acquisition, the Company’s fiscal year end changed from May 31 to December 31.

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

In July, 2007, the Company sold all the issued and outstanding common stock of IP Gear, Ltd.   For purposes of comparability, the results of these operations have been reclassified from continuing operations to discontinued operations for the three months ended March 31, 2007 presented in the accompanying condensed consolidated statements of operations.  See Note G – Discontinued Operations – IP Gear, Ltd.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The FASB deferred the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2007 as it relates to the fair value measurement requirements for non-financial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods.  These non-financial assets include goodwill and other intangible assets with indefinite-lived which are included within other assets. The Company has adopted the provisions of SFAS No 157 with respect to non-financial assets effective January 1, 2008 and its adoption did not have a material impact on our results of operations or our financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has adopted the provisions of SFAS 159 and does not expect it having a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 141R will have on our financial position and consolidated results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position and consolidated results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB statement No. 133. SFAS 161 amends and expands the disclosure requirement for FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(continued)

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company as of January 1, 2009.

NOTE B	INVENTORIES

Inventories as of March 31, 2008 and December 31, 2007 consisted of the following:

Resale Hardware	March 31, 2008	December 31, 2007
Finished Goods inventories	$1,545,326	$819,654
Less allowance for obsolete inventories	(71,500	(75,000)
Inventories, net	$1,473,826	$744,654

NOTE C	NOTES PAYABLE

Loans from P&S Spirit

On and effective March 30, 2007, we entered into a term loan and security agreement with P&S Spirit (the “P&S Term Loan”).  The principal amount of the P&S Loan was $1,000,000.  Monthly payments of interest at two percent over the Wall Street Journal Prime Rate payable in arrears are due commencing on May 1, 2007.

On May 30, 2007, the Company entered into another agreement with P&S Spirit, a Credit Line and Security Agreement (the “P&S Credit Line”),  for a line of credit facility in the amount of $1,050,000.  The terms of the loan facility are an interest rate of Prime plus 2% (as reported in the Wall Street Journal), payments are to be interest only in arrears commencing July 1, 2007.  The P&S Credit Line is secured by a corporate guaranty by Qualmax (which pending completion of the merger of Qualmax into the Company, holds a controlling interest in the Company) and a security interest in the assets of Qualmax (consisting solely of 298,673,634 shares of common stock of the company). The Company must meet covenants of a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to net worth ratio not exceeding 2.5:1.0.  The maturity date of the loan is June 1, 2011 when all principal and any outstanding interest payments are due. The company was in compliance with all its covenants as of March 31, 2008 and December 31, 2007.

The Company paid $500,000 towards the balance of the P&S Term Loan on August 13, 2007. This reduced the balance of the loan to $500,000.  On February 21, 2008, effective February 15, 2008, the Company repaid all outstanding obligations under the P&S Term Loan Agreement, in the amount of $500,000.  We made a draw of $500,000 against the P&S Credit Line facility to pay the P&S Term Loan. As of March 31, 2008, the Company had paid off the full amount of the P&S Term Loan and had drawn a total of $500,000 against the P&S Credit Line. The interest rate on the P&S Credit Line on March 31, 2008 was 7.25%.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(continued)

NOTE C	NOTES PAYABLE (continued)

TELES AG Loan Agreement

On February 21, 2008, the Company and TELES AG Informationstechnologien (“TELES”), entered into a Term Loan and Security Agreement (the “TELES Loan”), effective February 15, 2008, pursuant to which, from time to time prior to February 1, 2009, the Company may obtain advances from TELES up to the amount of the outstanding Commitment.  Amounts borrowed may not be reborrowed, notwithstanding any payments thereunder.  The outstanding balance of the TELES Loan will be due and payable on or before February 1, 2012.  The outstanding principal amount of the TELES Loan will be payable in twelve (12) quarterly installments commencing May 1, 2009.  Interest on the outstanding principal amount of the TELES Loan is payable quarterly commencing May 1, 2008, at an interest rate equal to 7% per annum, compounded quarterly.

Total maturities of notes payable as of March 31, 2008 were as follows:

2008	$—
2009	—
2010	—
2011
2012	500,000
Total notes payable	500,000

Notes payable, current portion	—

Notes payable, net of current portion	$500,000

For comparison, the interest expense the Company incurred on the above notes payable was approximately $10,243 and $27,684 for the three months ended March 31, 2008 and 2007, respectively.

NOTE D	STOCKHOLDERS’ EQUITY

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for the three months ended March 31, 2008 and 2007:

Weighted average number of shares outstanding as at March 31, 2007:

Basic (Common Stock)	39,043,665
Preferred Stock (as converted to Common Stock)	348,453,451
Total	387,497,116
Effect of dilutive securities
Common Stock - options and warrants	—
Preferred Stock - options and warrants	—
Total	—
Weighted average number of shares outstanding (diluted)	387,497,116
Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	5,495,000
Preferred Stock (as converted to Common Stock)	55,555,548
Total	448,547,664

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(continued)

NOTE D	STOCKHOLDERS’ EQUITY (continued)

Weighted average number of shares outstanding as at March 31, 2008:

Basic (Common Stock)	414,979,673

Total	414,979,673
Effect of dilutive securities
Common Stock - options and warrants	—
Preferred Stock - options and warrants	—
Total	—
Weighted average number of shares outstanding (diluted)	414,979,673
Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556
Preferred Stock (as converted to Common Stock)	—
Total	476,030,229

NOTE E	INCOME TAXES

In May 2007, the FASB issued FASB Staff Position FIN 48-1,(“FSP”) which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

NOTE F	COMMITMENTS AND CONTINGENCIES

The MPI Litigation

As a result of the Reverse Acquisition the Company assumed the liabilities of Qualmax.  Qualmax was named as a defendant in certain litigation filed in France before the Trade Tribunal of Nanterre against BOS Better Online Systems (“BOS”) by Media Partners International (“MPI ,” and the “ MPI Litigation ”), a former distributor of BOS, whose contract with BOS allegedly related to certain distribution rights for the product division Qualmax purchased from BOS on December 31, 2005.  Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense.  The litigation remains in its early stages, and as last reported

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

NOTE F	COMMITMENTS AND CONTINGENCIES (continued)

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

Credit Facility with Pacific Continental Bank

The Company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007.  The conditions of this agreement require the deposit of $250,000 with the bank as security for the services.  The terms and balance remain unchanged at March 31, 2008. The deposit is in the company’s money market account with the bank and is reported on the balance sheet as part of cash and cash equivalents.

Piecom Tech

As part of the agreement to sell our IP Gear Ltd. subsidiary to TELES (see discontinued operations Note G), we have accepted any liabilities and or any amounts recovered as a result of any claims from/against Piecom to/from IP Gear Ltd. in the future, beyond the date of closing the sale of our subsidiary.  Piecom Tech had been a vendor to IP Gear Ltd and was contracted to provide outsourced contract manufacturing services.  There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. There is currently no expectation of any liability arising from this commitment to the company.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(continued)

NOTE G	DISCONTINUED OPERATIONS – IP GEAR, LTD.

We completed the sale of IP Gear, Ltd., our Israeli subsidiary, as of an effective date of July 1, 2007 for accounting purposes.  The Company agreed to sell all the outstanding shares of the Company’s subsidiary, IP Gear Ltd., to TELES in exchange for cash on closing and further payments over a period of time. The Company’s consideration, as determined by the Final Agreement, calls for four elements: a fixed price of $1,500,000 as part of closing; an Earn Out over four years paid quarterly of not less than $750,000 over the four years; a minimum of $400,000 over two years defined as marketing support; and an interest bearing loan credit facility up to $1,000,000 payable over four years.  The Earn Out is to be paid at the greater of $46,875 or 10% of the “CPE” product line revenue for the quarter to be paid within 90 days of the end of the quarter.  The Company also received a return of working capital invested during the transition period.

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

TELES assumed responsibility for all the liabilities and obligations of IP Gear, Ltd. except those specifically outlined in the agreement. The two items excluded are any past potential liability that IP Gear, Ltd. may have to the Office of the Chief Scientist of Israel and under a contract with one of IP Gear, Ltd.’s vendors, Piecom.

New World Brands’ management was authorized by the board to complete the sale of IP Gear, Ltd. to TELES.  A preliminary agreement was reached July 18 2007 and the closing occurred on July 26, 2007.  The final agreement for the sale was approved by our Board’s consent and by Teles’ Supervisory board on July 25, 2007

	Selected Statements of Operations Data for the Company’s Discontinued Operations for the 3 months ended March 31,
	2008	2007
Total Revenue	$—	$577,737
Pre-Tax Loss from Discontinued	—	(518,700)
Income Tax Provision Operations	—	—
Loss from Discontinued Operations	—	(518,700)
Pre-Tax Impairment Loss	—	—
Income Tax Provision	—	—
Loss from Discontinued Operations, Net of Tax	$—	$(518,700)

NOTE H	BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the three months ended March 31, 2008, and 2007.  As a result of the sale of a wholly-owned subsidiary, IP Gear, Ltd. we are currently focused on two principal lines of businesses: (i) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business, which operates under the name “NWB Networks,”

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(continued)

NOTE H	BUSINESS SEGMENT REPORTING (continued)

including sales and support of TELES and IP Gear, Ltd products; and (ii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business, which operates under the name “NWB Telecom.”

	2008	2007
Net sales:

NWB Telecom	$3,038,549	$2,870,997

NWB Networks	2,042,400	1,228,024
	5,080,949	4,099,021
Cost of sales:

NWB Telecom	2,708,332	2,409,462

NWB Networks	1,668,226	1,119,009
	4,376,558	3,528,471
Gross profit:

NWB Telecom	330,216	461,535

NWB Networks	374,175	109,015
	704,391	570,550

ITEM 2.                                MANAGEMENT’S DISCUSSION AND ANALYSIS

General

References in this Quarterly Report on Form 10-Q (the “Report”) to the “Company,” “we,” “us,” “our” and similar words are to New World Brands, Inc., commencing with the acquisition of Qualmax, Inc., a Delaware corporation (“Qualmax”), and, with respect to prior historical financial information, to Qualmax.  The results of operations of the Company’s former subsidiary, IP Gear, Ltd. (“IP Gear, Ltd.”) are reported as discontinued operations, as a result of our sale of IP Gear, Ltd. effective July 1, 2007.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial operations.  This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein, and with our Annual Report on Form 10-KSB/A, filed with the SEC on May 13, 2008 and our other prior filings with the SEC.

We entered into a transaction with Qualmax on September 15, 2006, discussed in more detail below, that constituted a substantial change in our business, from wine and spirits distribution to telecommunications technology development, sales and services.  We therefore recommend that you review with particular attention our filings with the SEC from June 2006 forward, to the extent they describe the change in our business and related recent activities.

Disclosure Regarding Forward-Looking Statements

We caution readers that this Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements, written, oral or otherwise, are based on the Company’s current expectations or beliefs rather than historical facts concerning future events, and they are indicated by words or phrases such as (but not limited to) “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “hope,” “intend,” “plan,” “envision,” “continue,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology.  Forward-looking statements involve substantial risks and uncertainties.  The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause the Company’s business, strategy, or results or events to differ materially, or otherwise, from those in the forward-looking statements.  We have based such forward-looking statements on our current expectations, assumptions, estimates and projections, and therefore there can be no assurance that any forward-looking statement contained herein, or otherwise made by the Company, will prove to be accurate.  The Company assumes no obligation to update any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

The Company has a short operating history and is operating in a rapidly changing industry environment, and its ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain.  While we believe that these forward-looking statements are reasonable, they are merely illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed, implied or suggested by such forward-looking statements.  Factors that could have a material adverse affect on the operations and future prospects of the Company include those factors discussed in our Annual Report on Form 10-KSB/A, filed with the SEC on May 13, 2008, under Item 1, “Description of Business—Certain Risk Factors,” and other factors set forth in this Report, and in our other SEC filings, including, without limitation, the following:

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

•                  We have recurring quarterly and annual losses and continuing negative cash flow, which may continue, potentially requiring us to either raise additional capital, increase gross profits relative to total expenditures, or reduce costs relative to gross margins;

•                  We may not be able to raise necessary additional capital, and may not be able to reduce costs or otherwise increase profits sufficiently to reverse our negative cash flow, absent additional capital;

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

Overview of Business

We are a telecommunications sales and service company, focusing on products and services utilizing Voice over Internet Protocol (“VoIP”) technology.  As a result of the sale of our former subsidiary, IP Gear, Ltd. effective July 1, 2007, we are no longer in the VoIP equipment research and development (“R&D”) and manufacturing business, and instead currently focus on two principal lines of business: (i) resale and distribution of VoIP and other telephony equipment, and related professional services, particularly as the exclusive North American distributor of products manufactured by TELES AG Informationstechnologien (“TELES”); and (ii) telephony service resale, direct call routing and carrier support services.  Our VoIP-related telecommunications equipment distribution and resale business, formerly operated under the divisional name “IP Gear,” is now operated under the divisional name “NWB Networks.”  Our wholesale international VoIP service business, formerly operated under the name “IP Gear Connect,” is now operated under the divisional name “NWB Telecom.”  Both NWB Networks and NWB Telecom are based in Eugene, Oregon.

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

The Company’s NWB Networks division was historically operated under the names “Qualmax” and “Qualmax Professional Services,” as well as “IP Gear,” as a distributor and value added reseller (“VAR”) of new, used, and refurbished IP communications equipment made by manufacturers such as Cisco, Quintum, Adtran, and other telephony industry leaders.  Resale of third-party IP communications equipment was Qualmax’s core legacy business, and the Company’s VAR business continues to be a core revenue component.  However, we have refocused our distribution, sales and support efforts on equipment manufactured by TELES.  We continue to sell other manufacturers’ equipment, but primarily in support of or complimentary to sales of TELES equipment.

Since July 1, 2007, the Company has been the exclusive distributor of TELES products in certain north American markets (the United States, Canada, Mexico, all Caribbean nations, Guatemala, and Honduras) pursuant to an exclusive distribution agreement.  The Company currently promotes and distributes TELES products in those markets, sells directly to large end-user customers, and provides support and training services, under the assumed business name “TELES USA.”  The distribution rights include those products previously manufactured by the Company under the IP Gear name (including the Claro and Quasar brands).  TELES USA is part of the NWB Networks division, but because TELES sales represent a substantial and growing part of our equipment reseller business we report TELES revenues and gross profits separate from other resale of other products below under “Results of Operations.”

Overview of the NWB Telecom division (VoIP Telephony service provider).

The Company’s NWB Telecom division is a wholesale provider of VoIP termination service, connecting carrier-level buyers and sellers of VoIP service, currently focused on international call routing.  We receive VoIP traffic from customers (originating carriers) who are interconnected to our network, and we route the VoIP traffic via IP networks to local service providers and terminating carriers in the destination countries from whom we purchase completion or termination services. (Our vendors provide the communications service to complete the calls within the destination country.)  We offer this service on a wholesale basis to carriers, VoIP companies, and telephony resellers, and other telecommunication service providers.  We are party to a number of reciprocal carrier agreements, through which we both buy from and sell to a carrier, and set-off, or net out, the parties’ respective fees for termination services.  To the extent we sell VoIP equipment (through the NWB Networks division or its subdivision, TELES USA) to our VoIP termination service providers, we may set-off accounts receivable for equipment against accounts payable for communication services. We have call termination agreements with local lower-tier service providers in Latin America, Europe, Asia, and Africa.

In addition, although the Company’s VoIP service business is currently entirely wholesale, management is identifying and evaluating “bundled” VoIP service opportunities (“bundled” meaning the offering of both VoIP equipment and VoIP connectivity service as a turnkey VoIP solution for small to medium size business entities (“SMEs”)).  The Company also evaluates a variety of other opportunities in the VoIP service and support industry, but to date has remained focused on its existing core businesses. As of the date of filing this Report, we consider all such opportunities to be in the evaluation stage, and their potential effect upon our revenues or profits is too speculative to quantify.

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

On September 15, 2006, we sold our subsidiary, International Importers, Inc., and acquired, by way of the Reverse Acquisition, all of the assets and assumed all of the liabilities of Qualmax.  The Reverse Acquisition marked a change in direction for the Company, away from wine and spirits distribution, to the VoIP technology industry.  The Reverse Acquisition was accounted for as a reverse acquisition, with Qualmax being the acquiring party for accounting purposes.  The accounting rules for reverse acquisitions require that beginning with the date of the transaction, September 15, 2006, our balance sheet had to include the assets and liabilities of Qualmax, and our equity accounts had to be recapitalized to reflect the net equity of New World Brands, Inc.  Our historical operating results will be the operating results of Qualmax.  In conjunction with the Reverse Acquisition, in September 2006, we moved our headquarters from Florida to Eugene, Oregon, which were previously the headquarters of Qualmax.

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

2007 sale of IP Gear, Ltd. subsidiary.

Effective July 1, 2007, we sold our wholly-owned subsidiary, IP Gear, Ltd., an Israeli limited liability company, to TELES, as reported in more detail in the Company’s Current Reports on Form 8-K filed with the SEC on July 20, August 1, and August 9, 2007, and as discussed in more detail below under “Recent Developments.”  The sale of our IP Gear, Ltd. subsidiary represented a refocusing of our business plan away from research and development and direct manufacturing, and toward our historical core strengths in sales and service.  As a result of the sale, we currently base all our operations at our headquarters in Eugene, Oregon.

By the sale of IP Gear, Ltd. to TELES, we divested ourselves of our manufacturing, research and development activities, and have now rededicated our efforts to distribution, sale, service and support of VoIP-related telecommunications equipment and service.  As a part of the sale of IP Gear, Ltd., we became the exclusive distributor for both TELES products and IP Gear, Ltd. products in North America and have therefore focused our telecommunications equipment sales and distribution plan on TELES and IP Gear, Ltd. products.

Employees.

As of May 14, 2008, we had approximately 35 full-time employees and 2 part-time employees, all based in our Eugene, Oregon headquarters (including outside sales and remote technical support staff reporting to management in Eugene).  We consider our employee relationships to be good.  None of our employees are members of a labor union, and we have never experienced a work stoppage.

Recent Developments

The following important Company developments occurring in 2008 to date, and related prior developments, are described below.

P&S Spirit term loan.

On and effective March 30, 2007, the Company entered into a Term Loan and Security Agreement (the “P&S Term Loan Agreement” and the debt obligation pursuant thereto, the “P&S Term Loan”) with P&S Spirit, LLC, a Nevada limited liability company (“P&S Spirit”) in  the principal amount of $1,000,000.  The P&S Term Loan proceeds were used by the Company to repay all outstanding principal, interest, and fees payable to Bank of America, N.A. (“BoA”) under the BoA Loan, and to pay certain professional fees associated with preparation and negotiation of the P&S Term Loan Agreement.  Reference is made to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007.

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

P&S Spirit credit line.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007, on and effective May 31, 2007, the Company entered into a Credit Line and Security Agreement (the “P&S Credit Line Agreement” and the debt obligation pursuant thereto, the “P&S Credit Line”) with P&S Spirit.  The maximum principal available under the Credit Line is $1,050,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal), payable in relation to the then-outstanding principal; consecutive monthly payments of interest only (payable in arrears) are required commencing July 1, 2007; and all unpaid principal, interest, and charges are due upon the maturity date of June 1, 2011.  Upon default, the entire P&S Credit Line amount (including accrued unpaid interest and any fees) will be accelerated, and the Company would be required to pay any costs of collection.  The P&S Credit Line Agreement includes certain affirmative covenants, including, without limitation, a financial reporting requirement (quarterly – 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5:1.0. Both of these covenants had been met at of March 31, 2008.

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

Sale of IP Gear, Ltd. subsidiary.

As previously reported on the Company’s Current Reports on Form 8-K filed with the SEC on July 20, 2007 and August 9, 2007, effective July 1, 2007 the Company sold its IP Gear, Ltd. subsidiary to TELES pursuant to a Share Sale and Purchase Agreement (the “Final Agreement”), following the execution of a preliminary share sale and purchase agreement (the “Preliminary Agreement”), both of which agreements are governed by the laws of Germany.  The Preliminary Agreement was executed on July 18, 2007, and the Final Agreement was approved by the Board and by TELES’ supervisory board on July 25, 2007.  The closing of the purchase and sale took place on July 26, 2007, immediately upon the execution of the Final Agreement.  The share sale and purchase has an effective date, for accounting purposes, of July 1, 2007.

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

TELES distributorship.

In accordance with the Final Agreement, the Company and TELES entered into a contract (the “Partner Contract”) relating to the promotion, marketing, sale, and support of certain products of TELES and IP Gear, Ltd., pursuant to which the Company became the exclusive distributor of TELES and IP Gear, Ltd. products in North America (including the United States, Canada, Mexico, all Caribbean nations, Guatemala, and Honduras), and a non-exclusive distributor in other markets.  In connection therewith, TELES granted the Company a marketing subsidy of 5% of total annual purchases and additional marketing support in the amount of $200,000 per year for a period of two years (and for a third year, based on revenues, if agreed by the parties), and TELES granted the Company an inventory credit line in the initial amount of $200,000 (the “Inventory Credit Line”), which has been increased based upon subsequent sales performance by the Company.  The Company received the first year’s $200,000 marketing subsidy as follows; $100,000, received as of March 31, 2008 in the form of a credit memo offset against accounts payable to TELES for inventory purchases and $100,000, received as of December 31, 2008 in the form of a direct cash payment.

In addition, TELES agreed to grant the Company a loan in the amount of $1,000,000 pursuant to a separate loan agreement to be finalized by the parties.  For more details regarding the TELES loan, see “TELES loan agreement” below.

The Preliminary Agreement was included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2007.  The Final Agreement and the Partner Contract were included as Exhibit 10.1 and Annex 2 to Exhibit 10.1, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2007.

TELES loan agreement.

On February 21, 2008, the Company and TELES entered into a Term Loan and Security Agreement, effective February 15, 2008 (the “TELES Loan Agreement,” and the loan thereunder, the “TELES Loan”), providing the Company a loan of up to the principal amount of $1,000,000 (the “Commitment”) pursuant to which, from time to time prior to February 1, 2009 or the earlier termination in full of the Commitment, the Company may obtain advances from TELES up to the amount of the outstanding Commitment.  Amounts borrowed may not be reborrowed, notwithstanding any payments thereunder.  The outstanding balance of the TELES Loan will be due and payable on or before February 1, 2012.  The outstanding principal amount of the TELES Loan will be payable in 12 approximately equal quarterly installments commencing May 1, 2009.  Interest on the outstanding principal amount of the TELES Loan is payable quarterly commencing May 1, 2008, at an interest rate equal to 7% per annum, compounded quarterly (subject to certain adjustments provided therein).  The description of the TELES Loan Agreement herein is qualified in its entirety by reference to the full text of such agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008.

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

TELES – P&S Spirit Inter-creditor agreement.

Also on February 21, 2008, as contemplated by the TELES Loan Agreement, the Company, TELES and P&S Spirit entered into an Inter-creditor Agreement (the “Inter-creditor Agreement”), effective February 15, 2008.  The description of the Inter-creditor Agreement herein is qualified in its entirety by reference to the full text of the agreement, which is set forth in the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008.

Pursuant to the Inter-creditor Agreement, P&S Spirit and TELES have agreed to hold equal rights in and to substantially all of the Company’s assets, with the exception of inventory consisting of TELES products purchased by the Company from TELES (during the time that obligations are owed to TELES for such purchases under the Inventory Credit Line).

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

In accordance with the Lender Consent, the Company agreed to pay to P&S Spirit from the proceeds of the closing, as a partial repayment of principal of the P&S Term Loan, the sum of $500,000.  In addition, the Company agreed to pay P&S Spirit the additional sum of

$500,000, as a repayment of principal of the P&S Term Loan, which amount is to be provided by P&S Spirit to the Company as a credit line advance to be used by the Company solely to repay the outstanding principal under the P&S Term Loan upon execution of the TELES Loan Agreement.  By the Lender Consent, subject to certain terms and conditions, P&S Spirit consented to the sale of IP Gear, Ltd. to TELES in accordance with the Final Agreement, released and terminated P&S Spirit’s security interest in the IP Gear, Ltd. shares, and agreed that the consummation of the sale of IP Gear, Ltd. to TELES shall not be deemed or give rise to an event of default, penalty, or increase under, or termination of, the Loan Agreements and shall not, except as otherwise provided in the Lender Consent, accelerate any amounts owing under the Loan Agreements or trigger any prepayment or give rise to any payment not otherwise required under the Loan Agreements, and shall not require the Company to provide any additional security, collateral, reserve, or payment under the Loan Agreements.

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

Results of Operations

Company-wide revenue and gross profit.

Company-wide (referring to the Company’s two principal lines of business, on a consolidated basis) revenue, gross profit and gross profit margin for the three month periods ended March 31, 2008 and 2007, and fiscal year-to-date 2008 and 2007, were as follows:

Revenue Company-Wide for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$4,099,021	$5,080,949	23.96%
June 30	$3,556,768	n/a	n/a
September 30	$4,182,157	n/a	n/a
December 31	$5,263,257	n/a	n/a
Year-to-Date March 31	$4,099,021	$5,080,949	23.96%

Gross Profit Company-Wide for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$570,550	$704,391	23.46%
June 30	$422,304	n/a	n/a
September 30	$509,456	n/a	n/a
December 31	$794,241	n/a	n/a
Year-to-Date March 31	$570,550	$704,391	23.46%

Gross Profit Margin Company-Wide for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	13.92%	13.86%	-0.43%
June 30	11.87%	n/a	n/a
September 30	12.18%	n/a	n/a
December 31	15.09%	n/a	n/a
Year-to-Date March 31	13.92%	13.86%	-0.43%

Company-wide revenue and gross profit reflect the results of the Company’s initiatives in both equipment and service divisions to improve gross margins and quality of accounts receivable, and to reduce slow moving inventory.  As illustrated in more detail below, the revenue and gross margin increase is primarily due to TELES sales, in our NWB Networks division, despite supply interruptions in certain niche VoIP service termination routes in our NWB Telecom division.

We note that the following percentages are based upon pro forma restated unaudited financial statements for the three month period ended March 31, 2007, showing our former subsidiary, IP Gear, Ltd. (an Israeli company) listed as discontinued operations; furthermore, the following percentages are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service:

Revenue for 3 Months Ending and	NWB Networks as Portion of Company-Wide Revenue		NWB Telecom as Portion of Company-Wide Revenue
Year-to-Date	2007	2008	2007	2008
March 31	29.96%	40.20%	70.04%	59.80%
June 30	27.19%	n/a	72.81%	n/a
September 30	37.41%	n/a	62.59%	n/a
December 31	36.06%	n/a	63.94%	n/a
Year-to-Date March 31	29.96%	40.20%	70.04%	59.80%

Gross Profit for 3 Months Ending and	NWB Networks as Portion of Company-Wide Gross Profit		NWB Telecom as Portion of Company-Wide Gross Profit
Year-to-Date	2007	2008	2007	2008
March 31	19.11%	53.12%	80.89%	46.88%
June 30	26.61%	n/a	73.39%	n/a
September 30	37.60%	n/a	62.40%	n/a
December 31	36.56%	n/a	63.44%	n/a
Year-to-Date March 31	19.11%	53.12%	80.89%	46.88%

The discussion below of gross profit on a per-business line or divisional basis provides additional information regarding each line’s performance.

Sale of IP Gear, Ltd. subsidiary.

As described above in “Recent Developments—Sale of IP Gear, Ltd. Subsidiary,” effective July 1, 2007, the Company sold its IP Gear, Ltd. subsidiary to TELES, a VoIP equipment developer and manufacturer based in Berlin, Germany.

In mid-2007 we determined that IP Gear, Ltd.’s losses through the second quarter of 2007 reflected a long-term trend in declining VoIP technology prices, and that maintaining a research and development and manufacturing business and regaining profitability would require a lengthy and sustained cost-cutting effort and substantial interim financing.  We did not know how long that process would take or whether we would ultimately be able to adequately adjust our costs in relation to our competitors.  Further, during the entire period of our ownership of IP Gear, Ltd., even during periods of higher gross margin, IP Gear, Ltd. experienced substantial operating losses and negative cash flow.  Our ability to secure sources of funding for IP Gear, Ltd.’s operating losses was tenuous, and we were not able to identify a source of adequate additional capital on acceptable terms, in the form of equity or debt, within the time needed for operations.  Faced with a rapidly deteriorating cash position, and limited prospects for securing necessary capital on acceptable terms within the necessary timeframe, we determined that the Company’s interests would be best served by a sale of our IP Gear, Ltd. subsidiary.

The sale of IP Gear, Ltd. to TELES also provides the Company an opportunity for growth and restructuring beyond the sale itself, in the form of the Partner Contract granting the Company exclusive rights (subject to certain limitations) to distribute both TELES and IP Gear, Ltd. products in North America.  We recognize that by selling IP Gear, Ltd., we have given up the opportunity to build upon a potentially valuable technology asset.  However, we believe that the short-term cash flow and operational benefit to the Company, and the potential long-term value represented by our new Partner Contract with TELES, make the transaction favorable to the Company.

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

Revenue, gross profit and gross profit margin for the NWB Networks division for the three month periods ended March 31, 2007 and March 31, 2008, and year-to-date 2007 and 2008, were as follows:

Revenue NWB Networks for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$1,228,024	$2,042,400	66.32%
June 30	$1,016,991	n/a	n/a
September 30	$1,564,525	n/a	n/a
December 31	$1,898,148	n/a	n/a
Year-to-Date March 31	$1,228,024	$2,042,400	66.32%

Gross Profit NWB Networks for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$109,003	$374,174	243.27%
June 30	$112,394	n/a	n/a
September 30	$191,598	n/a	n/a
December 31	$290,313	n/a	n/a
Year-to-Date March 31	$109,003	$374,174	243.27%

Gross Profit Margin NWB Networks for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	8.88%	18.32%	9.44%
June 30	11.05%	n/a	n/a
September 30	12.24%	n/a	n/a
December 31	15.29%	n/a	n/a
Year-to-Date March 31	8.88%	18.32%	9.44%

Revenues of our legacy VoIP equipment resale business (VoIP access servers and related equipment, other than TELES and IP Gear, Ltd. products) continued to reflect a declining market for these products at acceptable gross margins.  As illustrated below, our legacy equipment business experienced a 33.7% decline in the first quarter of 2008 compared to the first quarter of 2007, reflecting declining prices in the market for that product line, a continued effort to reduce or eliminate slow moving legacy inventory, and of the Company’s decision to focus more of its resources on the TELES equipment line.  Gross profits in our legacy equipment business have also substantially decreased in the first quarter of 2008 as compared to the first quarter of 2007, but have increased over the fourth quarter of 2007, reflecting a concerted effort in the fourth quarter to eliminate slow-moving inventory.

We believe that our margins are not likely to improve in our non-TELES product lines in the near term.  Our search for higher margin product lines has resulted in our exclusive distributor status in relation to TELES and IP Gear, Ltd. products.

We believe that the consummation of the Partner Contract with TELES will play a key role in our initiative to improve revenues and margins in our NWB Networks division.  In particular, by acquiring IP Gear, Ltd., TELES now offers a more comprehensive product line, and TELES products greatly expand the scope of IP Gear, Ltd.’s product line.  Our relationship with TELES as an exclusive distributor in North America (and a non-exclusive distributor elsewhere) provides an opportunity for the Company to sell these products at attractive margins, and to build a support and service network for end-users and VARs.  In light of the Partner Contract, we plan to focus sales and distribution growth on North American sales of TELES and IP Gear, Ltd. products and certain other complementary products, for as long as we maintain our distributor relationship with TELES, and to continue to pursue other product sales opportunities on a more opportunistic basis, particularly where complementary to sales of our core TELES and IP Gear, Ltd. product line.  We are currently pursuing a sales and marketing campaign in concert with TELES, under the name “TELES USA”, with activity in the U.S, Canada, and Mexico, to increase recognition of the TELES brand in key industry segments.

The table below shows the portion of NWB Networks divisional revenue, gross profit and gross profit margin attributable to sales of TELES and IP Gear products, in comparison to sales of all other products in the NWB Networks division, during 2007 and 2008 year-to-date on a quarterly and year end basis. We note that the following figures are based upon financial statements showing our former subsidiary, IP Gear, Ltd. (an Israeli company) listed as discontinued operations; the following figures are based only upon the operations of the Company’s NWB Networks division continuing businesses in equipment distribution and resale for the following periods in 2007 and 2008:

	2007 NWB Networks Revenue		2007 NWB Networks Revenue			2008 NWB Networks Revenue		2008 NWB Networks Revenue
	non-TELES	TELES only	non- TELES	TELES only		non- TELES	TELES only	non- TELES	TELES only

Q1	$1,127,874	$100,150	91.84%	8.16%	Q1	$748,150	$1,294,250	36.63%	63.37%
Q2	$833,349	$133,642	86.18%	13.82%	Q2	n/a	n/a	n/a	n/a
Q3	$1,018,220	$546,306	65.08%	34.92%	Q3	n/a	n/a	n/a	n/a
Q4	$557,059	$1,341,089	29.35%	70.65%	Q4	n/a	n/a	n/a	n/a

2007	$3,536,502	$2,121,187	62.51%	37.49%	2008	$748,150	$1,294,250	36.63%	63.37%

	2007 NWB Networks Gross Profit		2007 NWB Networks Gross Profit Margin			2008 NWB Networks Gross Profit		2008 NWB Networks Gross Profit Margin
	non-TELES	TELES only	non- TELES	TELES only		non- TELES	TELES only	non- TELES	TELES only
Q1	$89,100	$19,903	7.90%	19.87%	Q1	$15,342	$358,832	2.05%	27.73%
Q2	$45,743	$66,651	5.49%	49.87%	Q2	n/a	n/a	n/a	n/a
Q3	$42,560	$149,038	4.18%	27.28%	Q3	n/a	n/a	n/a	n/a
Q4	$(107,020)	$397,333	(19.21)%	29.63%	Q4	n/a	n/a	n/a	n/a

2007	$70,383	$632,925	1.99%	29.84%	2008	$15,342	$358,832	2.05%	27.72%

The majority of our TELES product sales since the sale of out IP Gear, Ltd. subsidiary have been of TELES’s mobile fixed wireless application gateways, marketed under the iGate and vGate product lines.  TELES mobile gateways provide a consolidated mobile, public switched telephone network (PSTN) and VoIP gateway solution to carriers and corporate network customers seeking to connect their private branch exchange (PBX) to mobile and VoIP services, and can be added to integrated services digital network (ISDN) and internet protocol (IP) environments for least cost routing and other advanced call routing and rerouting applications.  While this has remained a strong market for us in the first quarter of 2008, it is possible that market demand will slow in the near future, depending on whether VoIP networks in our key markets continue to expand using iGate and vGate technology.

Our exclusive distribution rights for TELES equipment are contingent upon reaching certain minimum purchase thresholds (meaning, the amount of TELES equipment we purchase from TELES).  For the fifteen month period ending September 30, 2008, the purchase threshold is $1,000,000.  For the nine month period from July 1, 2007 to March 31, 2008, our TELES purchases (for inventory received from TELES) totaled approximately $3,282,384.

Initially, our TELES sales orders outpaced TELES’s ability to supply certain products, particularly fixed wireless gateways, potentially constraining sales growth and negatively impacting customer relations and brand acceptance.  However, towards the end of the first quarter of 2008 TELES was able to increase production and enable us to fill a number of pending orders.  We believe time-to-market is a critical component of success for technology product sales, both in terms of product deliver and product innovation.  We remain confident in TELES’s ability to meet product demand and continue product innovation in key product lines, such as fixed wireless gateways and customer premise VoIP equipment.  However, we do not control production of any of the products we distribute and sell.

All products purchased from TELES are per contract quoted in the base currency used by TELES, the Euro.  The Company sells all goods to its customers in U.S. dollars.  As a result, we have a certain exposure to currency risk to the extent the relative value of the U.S. dollar drops compared to the Euro.  For more than the past year, the Euro has increased substantially relative to the U.S. dollar, and it appears likely that the Euro may increase further.  Currently our exposure to dollar devaluation relative to the Euro is limited, but as our purchase volume from TELES and other Euro-based manufacturers increases relative to our total revenue, and as the amount of our Euro-based inventory on hand increases, our exposure to currency risk will increase.

NWB Telecom division revenue, gross profit and gross profit margin.

Our wholesale VoIP services business, which formerly operated under the name “IP Gear Connect,” has been renamed “NWB Telecom.”

Revenue and cost of goods for the IP Gear Connect division (wholesale VoIP services) for the three month periods ended March 31, 2007 and March 31, 2008 were as follows:

Revenue NWB Telecom for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$2,870,997	$3,038,548	5.84%
June 30	$2,589,778	n/a	n/a
September 30	$2,617,632	n/a	n/a
December 31	$3,365,108	n/a	n/a
Year-to-Date March 31	$2,870,997	$3,038,548	5.84%

Gross Profit NWB Telecom for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$461,535	$330,216	-28.45%
June 30	$309,911	n/a	n/a
September 30	$317,900	n/a	n/a
December 31	$503,896	n/a	n/a
Year-to-Date March 31	$461,535	$330,216	-28.45%

Gross Profit Margin NWB Telecom for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	16.08%	10.87%	-5.21%
June 30	11.97%	n/a	n/a
September 30	12.14%	n/a	n/a
December 31	14.97%	n/a	n/a
Year-to-Date March 31	16.08%	10.87%	-5.21%

The comparative periods’ decrease in gross profit resulted primarily from an unanticipated loss of one of our key routes during the quarter.  We remain focused on higher margin niche markets and longer-term vendor relationships, and our increased selectivity has slowed growth to some degree.  The focus on niche markets increases our reliance on a limited number of small telecom carriers operating in foreign countries, whose service may be prone to interruption, and may only be replaced at substantially higher prices or lower quality.  Our near-term plan for the NWB Telecom division is to continue to pursue higher gross margin VoIP termination routes from a more diversified group of vendors at a revenue growth rate we are able to maintain and finance.  Our longer term plan includes expansion of our carrier and customer service capabilities, by building on the network infrastructure and expertise that we have developed by reselling termination routes.

During the three month period ended March 31, 2008, NWB Telecom has continued to rely upon a concentration of foreign termination service from two vendors (and their affiliates).  The following table illustrates, for the three month period ended March 31, 2008, the revenue generated from resale of service purchased from these two vendors, and the related cost, in comparison to the costs and associated revenue of all other NWB Telecom vendors during the period:

3 Months Ended March 31, 2008	Two Significant Vendors
Revenue (generated from resale of service purchased from vendors)	$2,410,899
Gross Profit (earned from resale of service purchased from vendors)	$201,231
Revenue as Portion of NWB Telecom Division Revenue	79.34%
Revenue as Portion of Company-Wide Revenue	47.45%
Gross Profit as Portion of NWB Telecom Division Revenue	60.94%
Gross Profit as Portion of Company-Wide Revenue	28.57%

We experienced an interruption of supply of certain high-margin termination routes from one of the two significant vendors, negatively impacting revenue and gross profits for the NWB Telecom division in the first quarter of 2008.  We can identify the risk of supply interruptions from these and other vendors, and we believe it is likely that supply interruptions will recur, but we are not able to forecast such interruptions with any degree of certainty.  To mitigate this risk we continue to seek to increase the number and diversity of vendors, but also to continue to improve the quality and stability of supply.  However, our revenues and gross profits remain subject to risk of supply fluctuations, and under current circumstances we are unable to predict the timing or severity of such fluctuations.

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

Summary: company-wide and divisional revenue, gross profit and gross profit margin, on a quarterly and year-end basis, for 2008 year to date.

The following tables duplicate information presented elsewhere in this Item 2, but we believe that the following presentation of that information in a summary format may be helpful to shareholders and potential investors.  Reference is made to similar tables showing quarterly and year end results of operations for the year ending December 31, 2007, in the Company’s Form 10-KSB/A filed with the SEC on May 13, 2008, under Item 6, “Management’s Discussion and Analysis or Plan of Operation — Summary: company-wide and divisional revenue, gross profit and gross profit margin, on a quarterly and year-end basis, for 2007.”  The following presentation is not intended to substitute for any other portion of this Item 2.

2008	Revenue Company Wide	Revenue NWB Telecom	% of Company- Wide Revenue	Revenue NWB Networks (non- TELES)	% of Company- Wide Revenue	Revenue NWB Networks (TELES only)	% of Company- Wide Revenue

Q1	$5,080,949	$3,038,548	59.80%	$748,150	14.72%	$1,294,250	25.47%
Q2	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q3	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year	$5,080,949	$3,038,548	59.80%	$748,150	14.72%	$1,294,250	25.47%

2008	Gross Profit Company Wide	Gross Profit NWB Telecom	% of Company- Wide Gross Profit	Gross Profit NWB Networks (non- TELES)	% of Company- Wide Gross Profit	Gross Profit NWB Networks (TELES only)	% of Company- Wide Gross Profit

Q1	$704,390	$330,216	46.88%	$15,342	2.18%	$358,832	50.94%
Q2	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q3	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year	$704,390	$330,216	46.88%	$15,342	2.18%	$358,832	50.94%

2008	Gross Profit Margin Company Wide	Gross Profit Margin NWB Telecom	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin (TELES only)

Q1	13.86%	10.87%	2.05%	27.73%
Q2	n/a	n/a	n/a	n/a
Q3	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a

Year	13.86%	10.87%	2.05%	27.73%

Total Company expenses.

Total Company expenses (sales, marketing, general, and administrative) for the three month periods ended March 31, 2007 and 2008 were as follows:

Continuing Operations Only	3 Months Ended March 31, 2007	3 Months Ended March 31, 2008	Change
Total Expenses	$1,129,526	$1,550,777	37.29%

The substantial increase in total expenses for the comparative three month periods is due primarily to increases in bad debt write-offs, trade show and travel, legal and litigation, increased payroll and accounting services.  We note that the above figures are based upon financial statements for the periods ended March 31, 2008 and 2007, segregating the 2007 figures for our former subsidiary, IP Gear, Ltd. (an Israeli company), listed as discontinued operations; the above figures are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service.

Interest.

Continuing Operations Only	3 Months Ended March 31, 2007	3 Months Ended March 31, 2008	Change
Interest	$51,082	$17,515	-65.71%

The change over both periods is due primarily to fluctuations in the principal amount of the P&S Term Loan, the P & S Credit Line and the BoA Loan, and differences in interest rates between the loans. (The P&S Term Loan and the P & S Credit Line have been smaller principal amounts at a lower interest rate than the BoA Loan.)

Amortization and depreciation.

Continuing Operations Only	3 Months Ended March 31, 2007	3 Months Ended March 31, 2008	Change
Amortization and Depreciation	$108,547	$116,280	7.12%

Amortization and depreciation for the Company for continuing operations increased in the first quarter of 2008 as a reflection of the steadily increasing capital investment the company in switching, routing, and tracking equipment and technology utilized in relation to our NWB Telecom VoIP service business.  Our U.S.-based operations have had a very limited amount invested in software technology, and as a result, our current amortization is negligible and not expected to increase in the near term.

Net loss.

The above factors contributed to a net loss for the Company for the three month period ended March 31, 2008.  As a result of the sale of our IP Gear, Ltd. subsidiary to TELES, we are required to restate financials on a pro forma basis for 2007, showing our former subsidiary, IP Gear, Ltd., listed as discontinued operations, and separately reporting the results of operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service.  However, we believe that for a better understanding of the impact of the IP Gear, Ltd.

sale on our net losses, it is important to also consider the Company’s net losses reported to include the losses generated by discontinued operations (meaning, including losses from IP Gear, Ltd.) in net losses generated by continuing operations.  The Company’s net losses for the three months ended March 31, 2008 and 2007, shown both excluding and including discontinued operations, are as follows:

	3 Months Ended March 31, 2007	3 Months Ended March 31, 2008	Change
Net Loss From Continuing Operations Only	$(530,517)	$(833,121)	-57.04%
Net Loss From Continuing and Discontinued Operations	$(1,049,217)	$(833,121)	20.60%

The difference between net loss from continuing operations only, as compared to the net loss for continuing and discontinued (meaning, IP Gear, Ltd.), illustrates the impact of the Company’s former subsidiary, IP Gear, Ltd., on the Company’s financial performance.

Following is a summary of total company expenses, interest, amortization and depreciation, and resultant net profit/loss, allocated among our two operating divisions, NWB Telecom and NWB Networks, and showing NWB Networks results for the three month period ending March 31, 2008:

Year-to-Date 2008 Jan 1- March 31, 2008	Company- Wide	Corporate		NWB Telecom	NWB Networks

Gross Profit	$704,391	n/a		$330,216	$374,175

SG&A Expense(1)	$(1,416,982)	$(654,853	)(2)	$(379,219)	$(382,910)

Interest	$(17,515)	$(16,624)		$(874)	$(18)

Depreciation/Amortization	$(116,280)	$(42,785)		$(74,330)	$835

Other Income (Expense)	$13,265	$3,193		$10,049	$23

2008 Net Loss	$(833,121)	$(711,069)		$(114,157)	$(7,895)

(1)	Includes management’s determination of sales, general, and administrative expenses directly allocable to each division or line of business.

(2)

Includes indirectly allocable expenses, which include, for example, legal, and accounting fees, costs of SEC compliance, costs of leasing and operating our facilities in Eugene, Oregon, and certain executive-level management costs.

Liquidity and Capital Resources

The Company’s year-end cash balance and ratio of current assets to current liabilities for the three month periods ending March 31, 2008 and December 31, 2007 are as follows:

	2007	2008

Cash	$2,038,635	$1,221,620
Current Assets	$4,562,197	$4,258,895
Current Liabilities	$2,274,814	$2,793,012
Current Ratio (current assets to current liabilities)	2.01:1	1.52:1
Quick Ratio (cash to current liabilities)	0.90:1	0.44:1

The Company’s cash utilization rates (meaning, amount of cash used in operations) for both Continuing Operations and Discontinued Operations for the three months ended March 31, 2008 and 2007 were, respectively, $(817,014) and $(1,623,615).  However, the Company’s cash utilization rate for Continuing Operations only for the three months ending March 31, 2008 and 2007 was $(817,014) and $(749,124).  The primary basis of the increased use of cash from continuing operations during the current quarter was a result of a greater net loss compared to 2007. The company’s liquidity or ability to pay its current obligations from current assets or exclusively from cash has reduced compared to the same time a year ago as indicated in the ratios above.  However, the absolute cash needs of the company have significantly reduced as a result of the sale of our IP Gear Ltd. subsidiary.

Our capital raised from loan financing at March 31, 2008 is $500,000.  As a result of the partial loan repayment relating to the TELES Loan transaction during the first quarter of 2008, our loan financing proceeds have decreased in 2008 as of the date of this filing by $500,000.  No new capital was raised during this quarter from equity financing.  We currently have available to us $500,000 in additional debt financing from the P&S Credit Line, and, contingent upon completion of the merger of Qualmax with and into the Company (among other contingencies), $1,000,000 in additional debt financing from the TELES Loan.

Capital expenditures.

The Company’s primary investment in capital had been focused on funding the R&D efforts of our IP Gear, Ltd. subsidiary. In the first six months of 2007, the Company made investments in this subsidiary, until it was sold on July 1, 2007.  These capital expenditures are referred to as “Discontinued Operations” in our current financial statements. Capital expenditures by the Company for equipment providing the infrastructure of our telecom services division, NWB Telecom are referred to as “Continuing Operations” in our current financial statements.  Capital expenditures of Continuing Operations for 2007 also include certain expenditures associated with equity-based financing activities.  The following chart provides a comparative representation of the capital expenditures for Continuing Operations and Discontinued Operations during the three month periods ended March 31, 2007 and 2008:

	2007	2008

Capital Expenditures, Continuing Operations	$142,810	$141,259

Capital Expenditures, Discontinued Operations	$461,194	—

Depreciation and Amortization, Continuing Operations	$108,547	$116,280

Depreciation and Amortization, Discontinued Operations	$567,021	—

Reduced capital expenditures in the first quarter of 2008 as compared with 2007  are primarily a result of the sale of our IP Gear, Ltd. subsidiary, the Company engaged in no meaningful research and development activities during the third and fourth quarters of 2007.

Future capital needs.

We believe that as a result of the sale of IP Gear, Ltd., our negative cash flow and operating losses should decrease substantially in 2008, and we believe the Company is now better positioned to achieve positive cash flow.  As a result, management expects that in 2008 it will be able to focus its efforts on restructuring operations and cultivating high margin sales opportunities, rather than on raising capital and restructuring to fund or reduce operational losses.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our short-term borrowing and investment activities, which generally bear interest at variable rates. We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our credit facility provides for borrowings which bear interest at variable rates based on the prime rate.  We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

Foreign currency fluctuations may affect the prices of our products and impact our gross profit. Our prices for TELES products are denominated in Euros, but otherwise our sales prices are primarily denominated in U.S. Dollars. Our revenues are therefore affected by fluctuations in the Euro/Dollar exchange rate. To the extent that the Dollar continues to lose value relative to the Euro, our pricing strength and gross margins will be negatively affected: the currency of most of our customers and our fixed costs (Dollars) would become less valuable relative to the currency of our primary equipment vendor, TELES (Euros).

ITEM 4T.          CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we have evaluated under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, and based on the framework for Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures are reasonably effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and to present the Company’s financial statements fairly. As a result of the Reverse Acquisition, the Company’s former controls and procedures have been replaced with those formerly of Qualmax, and this Item 4 describes evaluation and operation of the controls and procedures formerly of Qualmax. There has been no change in our internal controls over financial reporting during the three month period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

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

ITEM 1A.                                            RISK FACTORS

Factors that could have a material adverse affect on the operations and future prospects of the Company include those factors discussed in our Annual Report on Form 10-KSB/A, filed with the SEC on May 13, 2008, under Item 1, “Description of Business—Certain Risk Factors,” and other factors set forth in this Report, including without limitation under Part I, Item 2, “Management’s Discussion and Analysis—Disclosure Regarding Forward-Looking Statements,” and in our other SEC filings.

ITEM 2.                                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

On and effective April 30, 2008, Abe Narkunski resigned as Vice President of Operations of the Company’s NWB Telecom division.  Noah Kamrat will assume Mr. Narkunski’s duties as relate to NWB Telecom and will continue to serve as the Company’s Chief Technology Officer.

ITEM 6.               EXHIBITS

Exhibit
Number	Description

10.1	Agreement and Plan of Merger, dated February 18, 2008, by and between New World Brands, Inc. and Qualmax, Inc. (1)

10.2	Term Loan and Security Agreement, effective February 15, 2008, by and between New World Brands, Inc. as Borrower and TELES AG Informationstechnologien as Lender (2)

10.3	Intercreditor Agreement, effective February 15, 2008, by and among New World Brands, Inc., P&S Spirit, LLC and TELES AG Informationstechnologien (2)

10.4	Settlement Agreement, effective March 31, 2008 (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002 (*)

(*)	Filed herewith.
(1)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on February 22, 2008.
(2)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on February 27, 2008.
(3)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on April 7, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Dated: May 15, 2008	By:	/s/ M. David Kamrat
M. David Kamrat
Chief Executive Officer and Chairman of the Board

Dated: May 15, 2008	By:	/s/ Shehryar Wahid
Shehryar Wahid
Chief Financial Officer