Form 10-Q
period 2008-06-30
NEW WORLD BRANDS INC
filed 2008-08-14
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 7, 2008, there were 418,479,673 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
as of June 30, 2008 (unaudited)
and December 31, 2007

	June 30,	December 31,
	2008	2007

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,396,696	$2,038,635
Accounts receivable: Trade and other receivables, net of allowance for uncollectible accounts of $74,800 in 2008 and $180,525 in 2007	1,402,892	1,027,739
Inventories, net	1,291,919	744,654
Prepaid expenses	478,123	244,157
Other current assets	382,158	507,012

Total Current Assets	4,951,788	4,562,197
Property and Equipment, net	1,520,973	1,421,806
Other Assets:
Deposits and other assets	583,345	668,750

Total Long-Term Assets	2,104,318	2,090,556

Total Assets	$7,056,106	$6,652,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

New World Brands, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
as of June 30, 2008 (unaudited)
and December 31, 2007

	June 30,	December 31,
	2008	2007

	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$2,356,462	$1,564,299
Accrued expenses	498,131	406,910
Customer deposits	7,095	121,874
Advances from stockholders	188	—
Capital leases, current portion	110,899	181,731
Notes payable, current portion	14,633	—

Total Current Liabilities	2,987,408	2,274,814

Long-Term Liabilities
Notes payable	1,073,330	500,000
Capital leases, net of current portion	123,767	31,317

Total Long-Term Liabilities	1,197,097	531,317

Total Liabilities	4,184,505	2,806,131

Commitments and contingencies	—	—

Stockholder’s Equity
Preferred stock, $0.01 par value, 1,000 shares
authorized, 200 shares designated as Series A preferred stock
Series A preferred stock $0.01 par value, no shares issued	—	—
Common stock, $0.01 par value, 600,000,000 shares
authorized, 418,479,673 and 414,979,673 shares issued and outstanding as of June 30, 2008 and December 31, 2007	4,184,796	4,149,797
Additional paid-in capital	33,606,557	33,641,557
Accumulated deficit	(34,919,752)	(33,944,732)

Total Stockholders’ Equity	2,871,601	3,846,622

Total Liabilities and Stockholders’ Equity	$7,056,106	$6,652,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the Three Months Ended
June 30, 2008 and 2007

	June 30,	June 30,
	2008	2007

	(unaudited)	(unaudited)

Net Sales
Hardware	$2,653,742	$966,991
Carrier Services	3,949,644	2,589,778

	6,603,386	3,556,769

Cost of Sales
Hardware	(1,896,137)	(854,593)
Carrier Services	(3,382,305)	(2,279,866)

	(5,278,442)	(3,134,459)

Gross Profit	1,324,944	422,310

Sales, General and Administrative Expenses	(1,529,053)	(1,095,311)

Loss from Continuing Operations Before Other Income	(204,109)	(673,001)

Other Income
Interest and Bank Charges	2,201	8,048
Other Income	60,005	3,880

	62,206	11,928

Loss from Continuing Operations Before Income Taxes	(141,903)	(661,073)

Provision for Income Taxes	—	—

Net Loss from Continuing Operations	(141,903)	(661,073)

Loss from Discontinued Operations	—	(3,351,659)

Net Loss	$(141,903)	$(4,012,732)

Net Loss Per Share from Continuing Operations	$—	$—

Net Loss Per Share from Discontinued Operations	$—	$(0.01)

Net Loss Per Share (basic)	$—	$(0.01)

Net Loss Per Share (diluted)	$—	$(0.01)

Weighted Average Number of Shares Outstanding During the Year

Basic	417,186,195	406,134,769

Diluted	417,186,195	406,134,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the Six Months Ended
June 30, 2008 and 2007

	June 30,	June 30,
	2008	2007

	(unaudited)	(unaudited)

Net Sales
Hardware	$4,696,143	$2,195,015
Carrier Services	6,988,193	5,460,774

	11,684,336	7,655,789

Cost of Sales
Hardware	(3,564,363)	(1,973,602)
Carrier Services	(6,090,638)	(4,689,328)

	(9,655,001)	(6,662,930)

Gross Profit	2,029,355	992,859

Sales, General and Administrative Expenses	(3,079,828)	(2,224,836)

Loss from Continuing Operations Before Other Income	(1,050,493)	(1,231,977)

Other Income
Interest and Bank Charges	5,395	21,339
Other Income	70,078	19,047

	75,473	40,386

Loss From Continuing Operations Before Income Taxes	(975,920)	(1,191,591)

Provision for Income Taxes	—	—

Net Loss From Continuing Operations	(975,020)	(1,191,591)

Loss from Discontinued Operations	—	(3,870,359)

Net Loss	$(975,020)	$(5,061,950)

Net Loss Per Share from Continuing Operations	$—	$—

Net Loss Per Share from Discontinued Operations	$—	$(0.01)

Net Loss Per Share (basic)	$—	$(0.01)

Net Loss Per Share (diluted)	$—	$(0.01)

Weighted average number of shares outstanding during the year

Basic	416,095,058	402,370,578

Diluted	416,095,058	402,370,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended
June 30, 2008 and 2007

	2008	2007

	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss from continuing operations	$(975,020)	$(1,191,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,445	216,160
Allowance for doubtful accounts	(52,000)	39,954
Changes in operating assets and liabilities
Accounts receivable	(331,497)	(54,370)
Inventory	(547,265)	133,540
Prepaid expenses	(233,966)	(16,847)
Other current asset	124,853	(5,000)
Other Long-Term Assets	93,750	—
Accounts payable	732,065	17,884
Accrued expenses and other liabilities	151,506	(408,543)
Customer deposits	(114,779)	36,895

Total net change in operating assets and liabilities	(177,333)	(296,441)

Net cash used in operating activities	(893,908)	(1,231,918)

Cash Flows from Investing Activities
Purchases of property and equipment	(248,765)	(132,010)

Net cash used in investing activities	(248,765)	(132,010)

Cash Flows from Financing Activities
Net payments on line of credit	—	(984,323)
Proceeds from note payable	1,087,627	1,000,000
Payments of note payable	(586,893)	(51,742)
Sale of common and preferred stock	—	886,093
Net repayment of advances from shareholders	—	(24,000)

Net cash provided by financing activities	500,734	826,028

Net cash from continuing operations	(641,939)	(537,900)

Cash Flows from Discontinued Operations
Net change in operating cash flows	—	(7,834,869)
Net change in investing cash flows	—	6,204,786

Cash Flows from Discontinued Operations	—	(1,630,083)

Net Change in Cash and Cash Equivalents	(641,939)	(2,167,983)

Cash and Cash Equivalents at Beginning of Period	2,038,635	3,396,617

Cash and Cash Equivalents at End of Period	$1,396,696	$1,228,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended
June 30, 2008 and 2007

	2008	2007

	(unaudited)	(unaudited)

Cash paid during the period for:
Interest paid	$35,645	$83,108
Income taxes paid	—	300
Supplemental disclosure of non-cash investing and financing activities
Property and Equipment	108,847	$—
Notes Payable	108,847	—

	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

8

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE A          ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated unaudited interim financial statements of New World Brands, Inc. and Subsidiary (the “Company,” “we,” “us,” or “our”) were prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s annual, quarterly and current reports on Forms 10-K and 10-KSB, Forms 10-Q and 10-QSB, and Form 8-Ks, filed with the SEC by the Company. In the opinion and to the knowledge of management, the accompanying condensed consolidated unaudited interim financial statements reflect all adjustments (including normal recurring adjustments) which, in the opinion of management and based upon management’s knowledge of the Company’s business operations during the period presented, are necessary to present fairly the Company’s financial position and cash flows for the period presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations for the full year.

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

In furtherance of treating the Sale Transaction and Reverse Acquisition as a reverse acquisition for accounting purposes, the board of directors of the Company (the “ Board”) and the board of directors of Qualmax (collectively, the “Boards”) have agreed that for accounting purposes they have treated the transactions as a reverse acquisition of Qualmax by the Company, and have since the time of the consummation, intended the transaction to ultimately result in a downstream merger of the Company and Qualmax, and, in furtherance thereof, the Boards have each determined that Qualmax will merge with and into the Company (the “Merger”), and in connection with the Merger, the separate corporate existence of Qualmax will cease.

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

During 2007, the number of authorized shares was increased from 50 million shares to 600 million shares to allow for a sufficient number of authorized shares to convert the existing Preferred shares to Common shares. All Preferred Stock was then converted into Common Stock as a further step towards the completion of the Merger.

On February 18, 2008, the Company and Qualmax entered into an agreement by which Qualmax will be merged with and into the Company (the “Merger Agreement”). As of the date of the filing of this Quarterly Report on Form 10-Q, the Merger had not been completed. Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2008, and the Company’s Preliminary Schedule 14C Information Statement, filed with the SEC on May 20, 2008, for additional information and documentation concerning the Merger and the Merger Agreement.

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

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements in order to maintain consistency and comparability between periods presented.

In July 2007, the Company sold all the issued and outstanding common stock of IP Gear, Ltd. For purposes of comparability, the results of these operations have been reclassified from continuing operations to discontinued operations for the six months ended June 30, 2007 presented in the accompanying condensed consolidated statements of operations. See “Part I. Financial Information—Item 1. Financial Statements—Note G—Discontinued Operations—IP Gear, Ltd.”

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The FASB deferred the effective date of SFAS 157 until fiscal years beginning after November 15, 2007 as it relates to the fair value measurement requirements for non-financial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These non-financial assets include goodwill and other intangible assets with indefinite lives which are included within other assets. The Company has adopted the provisions of SFAS 157 with respect to non-financial assets effective January 1, 2008 and its adoption did not have a material impact on our results of operations or our financial condition.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE A          ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“ SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 amends and expands the disclosure requirement for SFAS 133 by requiring enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company as of January 1, 2009.

In April 2008, the FASB issued FASB Staff Position ( “FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity; it is complex; and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB SFAS, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 63”). Under FASB SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”), diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises, which diversity results in inconsistencies in the recognition and measurement of claim liabilities. SFAS 63 requires that an insurance enterprise recognize a claim liability prior to an event of default (an insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 63 requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS 63 will improve the quality of information provided to users of financial statements. The adoption of SFAS 163 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ABP 14-1”). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

NOTE B          INVENTORIES

Inventories as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
Resale Hardware	2008	2007

Finished Goods inventories	$1,343,819	$819,654
Less allowance for obsolete inventories	(51,900)	(75,000)

Inventories, net	$1,291,919	$744,654

11

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE C NOTES PAYABLE

Loans from P&S Spirit

On and effective March 30, 2007, we entered into a term loan and security agreement with P&S Spirit (the “P&S Term Loan”). The principal amount of the P&S Term Loan was $1,000,000. Monthly payments of interest at two percent over the Wall Street Journal Prime Rate payable in arrears were due commencing on May 1, 2007.

On May 30, 2007, the Company entered into another agreement with P&S Spirit, a Credit Line and Security Agreement (the “P&S Credit Line”), for a line of credit facility in the amount of $1,050,000. The terms of the credit facility are an interest rate of Prime plus 2% (as reported in the Wall Street Journal), payments are to be interest only in arrears commencing July 1, 2007. The P&S Credit Line is secured by a corporate guaranty by Qualmax (which pending completion of the merger of Qualmax into the Company, holds a controlling interest in the Company) and a security interest in the assets of Qualmax (consisting solely of 298,673,634 shares of common stock of the company). The Company must meet covenants of a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to net worth ratio not exceeding 2.5:1.0. The maturity date of the credit facility is June 1, 2011 when all principal and any outstanding interest payments are due. The company was in compliance with all its covenants as of June 30, 2008 and December 31, 2007.

The Company paid $500,000 towards the balance of the P&S Term Loan on August 13, 2007. This reduced the balance of the loan to $500,000. On February 21, 2008, effective February 15, 2008, the Company repaid all outstanding obligations under the P&S Term Loan Agreement, in the amount of $500,000. This was accomplished by a $500,000 draw against the P&S Credit Line facility to pay the P&S Term Loan. A further draw was made on the P&S Credit Line in two equal amounts of $275,000 each for a total of $550,000 on May 22 and May 23, 2008. As of June 30, 2008, the Company had paid off the full amount of the P&S Term Loan and had drawn the maximum amount or a total of $1,050,000 against the P&S Credit Line. The interest rate on the P&S Credit Line on June 30, 2008 was 7.00%.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

TELES AG Loan Agreement

On February 21, 2008, TELES AG Informationstechnologien (“TELES”), granted the Company a line of credit effective February 15, 2008, in the amount of $1,000,000 under a Term Loan and Security Agreement (the “Teles Loan”). The Teles Loan is available for the company to draw upon from time to time prior to February 1, 2009, subject to the condition of the Company having completed the “Merger” ( as per note A - Organization, Capitalization And Summary Of Significant Accounting Policies). Amounts borrowed may not be reborrowed, notwithstanding any payments thereunder. The outstanding balance of the TELES Loan will be due and payable on or before February 1, 2012. The outstanding principal amount of the TELES Loan will be payable in twelve (12) quarterly installments commencing May 1, 2009. Interest on the outstanding principal amount of the TELES Loan is payable quarterly at an interest rate equal to 7% per annum, compounded quarterly. The company has not drawn on any funds from this loan facility as of June 30, 2008 nor is it eligible until the completion of the merger of the Company and Qualmax.

Total maturities of all notes payable as of June 30, 2008 were as follows:

2008	$7,279
2009	14,694
2010	14,184
2011	1,806
2012	1,050,000

Total notes payable	1,087,963

Notes payable, current portion	14,633

Notes payable, net of current portion	$1,073,330

For comparison, the interest expense the Company incurred on the above notes payable was approximately $28,000 and $76,000 for the six months ended June 30, 2008 and 2007, respectively.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE D          STOCKHOLDERS’ EQUITY

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for the six months ended June 30, 2008 and 2007:

Weighted average number of shares outstanding as at June 30, 2007:

Basic (Common Stock)	402,370,578
Preferred Stock (as converted to Common Stock)	—

Total	402,370,578

Effect of dilutive securities
Common Stock - options and warrants	—
Preferred Stock - options and warrants	—

Total	—

Weighted average number of shares outstanding (diluted)	402,370,578

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	5,495,000
Preferred Stock (as converted to Common Stock)	66,666,659

Total	474,532,237

Weighted average number of shares outstanding as at June 30, 2008:
Basic (Common Stock)	416,095,058

Total	416,095,058

Effect of dilutive securities
Common Stock - options and warrants	—
Preferred Stock - options and warrants	—

Total	—

Weighted average number of shares outstanding (diluted)	416,095,058

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556
Preferred Stock (as converted to Common Stock)	—

Total	477,145,614

NOTE E          INCOME TAXES

In May 2007, the FASB issued FASB Staff Position FIN 48-1, which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

NOTE F          COMMITMENTS AND CONTINGENCIES

The MPI Litigation

As a result of the Reverse Acquisition the Company assumed the liabilities of Qualmax. Qualmax was named as a defendant in certain litigation filed in France before the Trade Tribunal of Nanterre against Better Online Systems (“BOS”) by Media Partners International (“MPI ,” and the “MPI Litigation”), a former distributor of BOS, whose contract with BOS allegedly related to certain distribution rights for the product division Qualmax purchased from BOS on December 31, 2005. Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense. Initial hearings on a motion for a change in venue were concluded in February 2007. Additional hearings were conducted in late April 2007 and September 2007. Management does not believe this litigation poses any significant financial risk to the Company.

Initial hearings on a motion for change of venue were concluded in February 2007. Additional hearings were conducted in late April 2007. The Company has been preliminarily informed that a decision from the French court to maintain venue in France was made in September 2007, and that the defendants have filed an appeal of that decision, but that no ruling has been made on the appeal as of the date of this filing. At present, based upon the limited progress of the matter and without the benefit of the completion of factual discovery, management believes this litigation does not pose a significant financial risk to the Company.

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

Pursuant to the settlement agreement, the Company has paid plaintiffs the sum of $50,000 toward plaintiffs’ costs of litigation, and in exchange, plaintiffs have released the Company from all claims asserted by plaintiffs or otherwise arising against the Company; all claims against the Company were dismissed with prejudice.

Credit Facility with Pacific Continental Bank

The Company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007. The conditions of this agreement require the deposit of $250,000 with the bank as security for the services. The terms and balance remain unchanged at June 30, 2008. The deposit is in the company’s money market account with the bank and is reported on the balance sheet as part of cash and cash equivalents.

Piecom Tech

As part of the agreement to sell our IP Gear Ltd. subsidiary to TELES (see “—Note G—Discontinued Operations”), we have accepted any liabilities and or any amounts recovered as a result of any claims from/against Piecom Tech (“Piecom”) to/from IP Gear Ltd. in the future, beyond the date of closing the sale of our subsidiary. Piecom had been a vendor to IP Gear Ltd and was contracted to provide outsourced contract manufacturing services. There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. Release of the escrow funds of $32,000 depends upon the outcome of pending litigation between Piecom and IP Gear, Ltd. Neither of these amounts is represented on the balance sheet of the Company. On preliminary motions, argued in May of 2008, the Court ruled in favor of IP Gear, Ltd. A mediation hearing is scheduled for August, 2008. Management believes that, at present, this litigation does not pose a material or significant financial risk to the Company.

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

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE G          DISCONTINUED OPERATIONS – IP GEAR, LTD. (continued)

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

New World Brands’ management was authorized by the board to complete the sale of IP Gear, Ltd. to TELES. A preliminary agreement was reached July 18 2007 and the closing occurred on July 26, 2007. The final agreement for the sale was approved by our Board’s consent and by Teles’ Supervisory board on July 25, 2007.

Following is a comparative statement of selected financial data resulting from the discontinued operations of the Company’s former subsidiary, IP Gear Ltd.:

Selected Statements of Operations	Three Months		Six Months
Data for the Company’s	Ended		Ended
Discontinued Operations	June 30,		June 30,
	2008	2007	2008	2007

Total Revenue	$-	$421,244	$-	$998,981

Pre-Tax Loss from Discontinued	-	(3,351,659)	-	(3,870,359)
Income Tax Provision Operations	-	-	-	-

Loss from Discontinued Operations	-	(3,351,659)	-	(3,870,359)
Pre-Tax Impairment Loss	-	-	-	-
Income Tax Provision	-	-	-	-

Loss from Discontinued Operations, Net of Tax	$-	$(3,351,659)	$-	$(3,870,359)

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE H          BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the six months ended June 30, 2008, and 2007. As a result of the sale of a wholly-owned subsidiary, IP Gear, Ltd. we are currently focused on two principal lines of businesses: (i) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business, which operates under the name “NWB Networks,” including sales and support of TELES and IP Gear, Ltd products; and (ii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business, which operates under the name “NWB Telecom.”

	2008	2007

Net sales:

NWB Telecom	$6,988,193	$5,460,774

NWB Networks	4,696,143	2,195,015

	11,684,336	7,655,789

Cost of sales:

NWB Telecom	(6,090,638)	(4,689,328)

NWB Networks	(3,564,363)	(1,973,607)

	(9,655,001)	(6,662,931)

Gross profit:

NWB Telecom	897,555	771,446

NWB Networks	1,131,780	221,408

	2,029,335	992,858

16

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

The Company has a short operating history and is operating in a rapidly changing industry environment, and its ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that these forward-looking statements are reasonable, they are merely illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed, implied or suggested by such forward-looking statements. Factors that could have a material adverse affect on the operations and future prospects of the Company include those factors discussed in our Annual Report on Form 10-KSB/A, filed with the SEC on May 13, 2008, under Item 1, “Description of Business—Certain Risk Factors,” and other factors set forth in this Report, and in our other SEC filings, including, without limitation, the following:

•
A downturn in the market for, or supply of, our core products and services, could reduce our revenue and gross profit margin by placing downward pressure on prices and sales volume, and we may not accurately anticipate changing supply and demand conditions.

•
We have a limited backlog, or “pipeline,” of product and services sales, and we do not control the manufacturing of the core products we distribute and sell, exposing our future revenues and profits to fluctuations and risks of either supply interruptions in areas of high demand, or rapid declines in demand. Increased demand has on occasion exceeded our capacity, and we are taking steps, including adding new vendors and new routes, and utilizing new technologies, to increase our capacity to meet the demand.

17

•
We derive a relatively large amount of our revenue and gross profit from sales to a small number of customers, and from resale of products and services purchased from a small number of vendors. The interruption of our relationships with one or more of these key customers or vendors could negatively impact our gross profit, without a corresponding short-term reduction in our expenses, negatively impacting our net profits.

•
Changes in laws or regulations, or regulatory practices, in the United States and internationally, may increase our costs or may prohibit continued operations or entry into some areas of business. The market for our products and services is particularly subject to change resulting from foreign regulatory practices in South and Central America, and Mexico.

•
The limited availability of technically skilled employees in the VoIP industry, especially in the Eugene, OR area, may affect our ability to grow and properly service our networks, which could be reasonably expected to negatively affect sales and profits. We rely upon a small number of key sales and management employees, and should one or more of them depart the company on short notice, the company may experience a short-term decline in sales revenue until adequate replacements can be found and trained.

•
We have had recurring quarterly and annual losses and negative cash flow, potentially requiring us to either raise additional capital, increase gross profits relative to total expenditures, or reduce costs relative to gross margins.

•	We may not be able to raise necessary additional capital, and may not be able to reduce costs or otherwise increase profits sufficiently to reverse our negative cash flow, absent additional capital.

•	If we are successful in raising additional capital, it will likely dilute current shareholders’ ownership.

•	We may not be able to effectively contain corporate overhead and other costs, including the costs of operating a public company, relative to our profits and cash.

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

“IP Telephony” uses an IP network to perform voice communications that have traditionally been conducted by conventional private branch exchange ( PBX) telephone systems, or “key systems” primarily used in smaller telephone systems, used by enterprises and by the public switched telephone network (PSTN). IP telephony uses IP network infrastructure, such as a local area network (LAN) or a wide area network ( WAN), to replace the telephony functions performed by an organization’s PBX telephone system. “IP communications” is a term generally used to describe data, voice, and video communications using an IP network. “Convergence” is a term generally used to describe the manner in which voice and video communications technology is converging with data communications technology onto the IP network.

Overview of the NWB Networks division (TELES product sales, VoIP equipment resale, refurbishing and distribution).

The Company’s NWB Networks division was historically operated under the names “Qualmax” and “Qualmax Professional Services,” as well as “IP Gear,” as a distributor and value added reseller (“VAR”) of new, used, and refurbished IP communications equipment made by manufacturers such as Cisco, Quintum, Adtran and other telephony industry leaders. Resale of third-party IP communications equipment was Qualmax’s core legacy business, and the Company’s VAR business continues to be a core revenue component. However, we have refocused our distribution, sales and support efforts on equipment manufactured by TELES. We continue to sell other manufacturers’ equipment, but primarily in support of or complimentary to the sales of TELES equipment.

Since July 1, 2007, the Company has been the exclusive distributor of TELES products in certain north American markets (the United States, Canada, Mexico, all Caribbean nations, Guatemala and Honduras) pursuant to an exclusive distribution agreement. The Company currently promotes and distributes TELES products in those markets, sells directly to large end-user customers and provides support and training services under the assumed business name “TELES USA.” The distribution rights include those products previously manufactured by the Company under the IP Gear name (including the Claro and Quasar brands). TELES USA is part of the NWB Networks division, but because TELES sales represent a substantial and growing part of our equipment reseller business we report TELES revenues and gross profits separate from the sale of other products below under “Results of Operations.”

Overview of the NWB Telecom division (VoIP Telephony service provider).

The Company’s NWB Telecom division is a wholesale provider of VoIP termination service, connecting carrier-level buyers and sellers of VoIP service, currently focused on international call routing. We receive VoIP traffic from customers (originating carriers) who are interconnected to our network, and we route the VoIP traffic via IP networks to local service providers and terminating carriers in the destination countries from whom we purchase completion or termination services. (Our vendors provide the communications service to complete the calls within the destination country.) We offer this service on a wholesale basis to carriers, VoIP companies, telephony resellers, and other telecommunication service providers. We are party to a number of reciprocal carrier agreements, through which we both buy from and sell to a carrier and set-off, or net out, the parties’ respective fees for termination services. To the extent we sell VoIP equipment (through the NWB Networks division or its subdivision, TELES USA) to our VoIP termination service providers, we may set-off accounts receivable for equipment against accounts payable for communication services. We have call termination agreements with local lower-tier service providers in Latin America, Europe, Asia and Africa.

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

On September 15, 2006, we sold our subsidiary, International Importers, Inc., and acquired, by way of the Reverse Acquisition, all of the assets and assumed all of the liabilities of Qualmax. The Reverse Acquisition marked a change in direction for the Company, away from wine and spirits distribution, to the VoIP technology industry. The transaction was accounted for as a reverse acquisition, with Qualmax being the acquiring party for accounting purposes. The accounting rules for reverse acquisitions require that beginning with the date of the transaction, September 15, 2006, our balance sheet had to include the assets and liabilities of Qualmax, and our equity accounts had to be recapitalized to reflect the net equity of New World Brands, Inc. Our historical operating results will be the operating results of Qualmax. In conjunction with the Reverse Acquisition, in September 2006, we moved our headquarters from Florida to Eugene, Oregon, which were previously the headquarters of Qualmax.

Qualmax, Inc. history.

As Qualmax, we were founded in 2002 as a reseller of VoIP-related telecommunications equipment from companies such as Cisco Systems, Quintum and Adtran, and as a reseller of VoIP telephony service, primarily selling wholesale international service to telecom service providers. In December 2005, we expanded beyond our reseller business by acquiring a VoIP technology research and development division based in Israel, which we reorganized as a wholly-owned subsidiary and rebranded under the name IP Gear, Ltd. From December 31, 2005 through July 1, 2007 we developed, manufactured, and sold our own line of VoIP technology products via our Israel-based IP Gear, Ltd. subsidiary, while continuing to resell additional VoIP products of a variety of other manufacturers via our U.S.-based IP Gear VAR division.

2007 sale of IP Gear, Ltd. subsidiary.

Effective July 1, 2007, we sold our wholly-owned subsidiary, IP Gear, Ltd., an Israeli limited liability company, to TELES, as reported in more detail in the Company’s Current Reports on Form 8-K filed with the SEC on July 20, August 1, and August 9, 2007, and as discussed in more detail below under “Recent Developments.” The sale of our IP Gear, Ltd. subsidiary represented a refocusing of our business plan away from research and development and direct manufacturing, and toward our historical core strengths of sales and service. As a result of the sale, we currently base all our operations at our headquarters in Eugene, Oregon.

By the sale of IP Gear, Ltd. to TELES, we divested ourselves of our manufacturing, research and development activities, and have now rededicated our efforts to distribution, sale, service and support of VoIP-related telecommunications equipment and services. As a part of the sale of IP Gear, Ltd., we became the exclusive distributor for both TELES products and IP Gear, Ltd. products in North America and have therefore focused our telecommunications equipment sales and distribution plan on TELES and IP Gear, Ltd. products.

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

As discussed below under “Repayment of P&S Term Loan,” the P&S Term Loan was repaid in two payments, the first in the amount of $500,000 in August 2007, and the second in the amount of $500,000 in February 2008.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director of the Company as well as a shareholder of the Company and its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

P&S Spirit credit line.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007, on and effective May 31, 2007, the Company entered into a Credit Line and Security Agreement (the “P&S Credit Line Agreement” and the debt obligation pursuant thereto, the “P&S Credit Line”) with P&S Spirit. The maximum principal available under the Credit Line is $1,050,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal), payable in relation to the then-outstanding principal; consecutive monthly payments of interest only (payable in arrears) are required commencing July 1, 2007; and all unpaid principal, interest and charges are due upon the maturity date of June 1, 2011. Upon default, the entire P&S Credit Line amount (including accrued unpaid interest and any fees) will be accelerated, and the Company would be required to pay any costs of collection. The P&S Credit Line Agreement includes certain affirmative covenants, including, without limitation, a financial reporting requirement (quarterly – 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5:1.0. Both of these covenants had been met at of June 30, 2008.

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

Pursuant to the Final Agreement, the Company agreed to sell all of the outstanding capital stock of its wholly-owned subsidiary, IP Gear, Ltd., to TELES for a purchase price consisting of: (i) a payment at closing of $1.5 million and (ii) an earn out equal to 10% of TELES’ worldwide revenues (including revenues of TELES’ affiliates) within TELES’ CPE Product Line (as defined in the Final Agreement) for a period of four years after closing. The total earn out payments shall not be less than $750,000 (the “Minimum Earn Out”), and shall not be subject to a cap. The Minimum Earn Out shall be paid in quarterly amounts of $46,875, each quarterly payment due within 90 days of the close of the quarter, commencing with the quarter ended September 30, 2007. In the event the Minimum Earn Out is exceeded, the differential amount is due within 90 days after June 30, 2008, 2009, 2010 and 2011.

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

TELES distributorship.

In accordance with the Final Agreement, the Company and TELES entered into a contract (the “Partner Contract”) relating to the promotion, marketing, sale and support of certain products of TELES and IP Gear, Ltd., pursuant to which the Company became the exclusive distributor of TELES and IP Gear, Ltd. products in North America (including the United States, Canada, Mexico, all Caribbean nations, Guatemala and Honduras), and a non-exclusive distributor in other markets. In connection therewith, TELES granted the Company a marketing subsidy of 5% of total annual purchases and additional marketing support in the amount of $200,000 per year for a period of two years (and for a third year, based on revenues, if agreed by the parties), and TELES granted the Company an inventory credit line in the initial amount of $200,000 (the “Inventory Credit Line”), which has been increased based upon subsequent sales performance by the Company. The Company received the first year’s $200,000 marketing subsidy as follows; $100,000, received as of March 31, 2008 in the form of a credit memo offset against accounts payable to TELES for inventory purchases and $100,000, received as of December 31, 2007 in the form of a direct cash payment.

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

•
On the closing date and on the date of each advance, no default or event of default under the P&S Credit Line Agreement and all related documents thereto shall have occurred and remain outstanding or uncured; and

•
All obligations of the Company owed to P&S Spirit under the P&S Term Loan Agreement shall have been irrevocably repaid in full, and the obligations under any related guarantees, stock pledges and other loan documents securing the obligations of the Company under the P&S Term Loan Agreement shall have been released (on February 21, 2008, effective February 15, 2008, the Company repaid all outstanding obligations under the P&S Term Loan Agreement, in the amount of $500,000).

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

The TELES Loan Agreement grants TELES a security interest with respect to all of the Company’s assets, subject to the terms of the Inter-creditor Agreement (as defined below).

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

On May 22 and 23, 2008, in two equal amounts, the Company drew an additional $550,000 (in total) in principal on the P&S Credit Line, leaving no further amounts available for borrowing by the Company under the P&S Credit Line.

Execution of merger agreement.

On February 18, 2008, the Company and Qualmax entered into an agreement by which Qualmax will be merged with and into the Company (the “Merger Agreement” and the merger contemplated thereby, the “ Merger”). As of the date of this filing, the Merger had not been completed. Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2008, and the Company’s Information Statement on Schedule 14C, filed with the SEC on May 20, 2008, for additional information and documentation concerning the Merger and the Merger Agreement.

Results of Operations

Company-wide revenue and gross profit.

Company-wide (referring to the Company’s two principal lines of business, on a consolidated basis) revenue, gross profit and gross profit margin for the three and six month periods ended June 30, 2008 and 2007, were as follows:

Revenue
Company-Wide
for 3 Months Ending and Year-to-Date	2007	2008	Change

March 31	$4,099,021	$5,080,949	23.96%
June 30	$3,556,769	6,603,386	85.66%
September 30	$4,182,157	n/a	n/a
December 31	$5,263,257	n/a	n/a
Year-to-Date June 30	$7,655,790	$11,684,335	52.62%

Gross Profit
Company-Wide
for 3 Months Ending and Year-to-Date	2007	2008	Change

March 31	$570,550	$704,391	23.46%
June 30	$422,310	1,324,944	213.74%
September 30	$509,455	n/a	n/a
December 31	$794,240	n/a	n/a
Year-to-Date June 30	$992,860	$2,029,335	104.39%

Gross Profit Margin
Company-Wide
for 3 Months Ending and Year-to-Date	2007	2008	Change

March 31	13.92%	13.86%	-0.43%
June 30	11.87%	20.06%	69.00%
September 30	12.18%	n/a	n/a
December 31	15.09%	n/a	n/a
Year-to-Date June 30	12.97%	17.37%	33.92%

Company-wide revenue and gross profit reflect the results of the Company’s initiatives in both equipment and service divisions to improve gross margins and quality of accounts receivable, and to reduce slow moving inventory. As illustrated in more detail below, the revenue and gross margin increase reflects continued revenue and gross margin growth of TELES sales in our NWB Networks division, and a short-term recovery from recent supply interruptions in certain niche VoIP service termination routes in our NWB Telecom division.

We note that the following percentages are based upon pro forma restated unaudited financial statements for the three and six month periods ended June 30, 2007 and 2008, showing our former subsidiary, IP Gear, Ltd. (an Israeli company) listed as discontinued operations; furthermore, the following percentages are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service:

	NWB Networks		NWB Telecom
	as Portion of Company-Wide		as Portion of Company-Wide
Revenue	Revenue		Revenue
for 3 Months Ending and
Year-to-Date	2007	2008	2007	2008

March 31	29.96%	40.20%	70.04%	59.80%
June 30	27.19%	40.19%	72.81%	59.81%
September 30	37.41%	n/a	62.59%	n/a
December 31	36.06%	n/a	63.94%	n/a
Year-to-Date June 30	28.67%	40.19%	71.33%	59.81%

	NWB Networks		NWB Telecom
	as Portion of Company-Wide		as Portion of Company-Wide
Gross Profit	Gross Profit		Gross Profit
for 3 Months Ending and
Year-to-Date	2007	2008	2007	2008

March 31	19.11%	53.12%	80.89%	46.88%
June 30	26.61%	57.18%	73.39%	42.82%
September 30	37.60%	n/a	62.40%	n/a
December 31	36.56%	n/a	63.44%	n/a
Year-to-Date June 30	22.30%	55.77%	77.70%	44.23%

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

Revenue, gross profit and gross profit margin for the NWB Networks division for the three and six month periods ended June 30, 2007 and 2008 were as follows:

Revenue
NWB Networks
for 3 Months Ending and Year-to-Date	2007	2008	Change

March 31	$1,228,024	$2,042,400	66.32%
June 30	$966,991	2,653,742	174.43%
September 30	$1,564,526	n/a	n/a
December 31	$1,898,148	n/a	n/a
Year-to-Date June 30	$2,195,015	$4,696,142	113.95%

Gross Profit
NWB Networks
for 3 Months Ending and Year-to-Date	2007	2008	Change

March 31	$109,015	$374,174	243.27%
June 30	$112,393	757,605	574.04%
September 30	$191,555	n/a	n/a
December 31	$290,313	n/a	n/a
Year-to-Date June 30	$221,408	$1,131,779	411.19%

Gross Profit Margin
NWB Networks
for 3 Months Ending and Year-to-Date	2007	2008	Change

March 31	8.88%	18.32%	106.31%
June 30	11.62%	28.55%	145.70%
September 30	12.25%	n/a	n/a
December 31	15.29%	n/a	n/a
Year-to-Date June 30	10.09%	24.10%	138.85%

Revenues of our legacy VoIP equipment resale business (VoIP access servers and related equipment, other than TELES and IP Gear, Ltd. products) continued to reflect a declining market for these products at acceptable gross margins. As illustrated below, our legacy equipment business continued to decline in the second quarter of 2008, reflecting declining prices in the market for legacy and refurbished products, a continued effort to reduce or eliminate slow moving legacy inventory, and the Company’s decision to focus more of its resources on the TELES equipment line. Gross profits in our legacy equipment business also continue to remain low, but have increased over recent quarters reflecting recent efforts to eliminate slow-moving inventory.

We believe that our margins are not likely to materially improve in our non-TELES product lines in the near term. Our search for higher margin product lines has resulted in our exclusive distributor status in relation to TELES and IP Gear, Ltd. products.

We believe that the consummation of the Partner Contract with TELES will play a key role in our initiative to improve revenues and margins in our NWB Networks division. In particular, by acquiring IP Gear, Ltd., TELES now offers a more comprehensive product line, and TELES products greatly expand the scope of IP Gear, Ltd.’s product line. Our relationship with TELES as an exclusive distributor in North America (and a non-exclusive distributor elsewhere) provides an opportunity for the Company to sell these products at attractive margins, and to build a support and service network for end-users and VARs. In light of the Partner Contract, we plan to focus sales and distribution growth on North American sales of TELES and IP Gear, Ltd. products and certain other complementary products, for as long as we maintain our distributor relationship with TELES, and to continue to pursue other product sales opportunities on a more opportunistic basis, particularly where complementary to sales of our core TELES and IP Gear, Ltd. product line. We are currently pursuing a sales and marketing campaign in concert with TELES, under the name “TELES USA,” with activity in the United States, Canada and Mexico, to increase recognition of the TELES brand in key industry segments.

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

	2007 NWB Networks Revenue		2007 NWB Networks Revenue			2008 NWB Networks Revenue		2008 NWB Networks Revenue

	non- TELES	TELES only	non- TELES	TELES only		non- TELES	TELES only	non- TELES	TELES only

Q1	$1,127,874	$100,150	91.84%	8.16%	Q1	$748,150	$1,294,250	36.63%	63.37%
Q2	$833,349	$133,642	86.18%	13.82%	Q2	340,896	2,312,847	12.85%	87.15%
Q3	$1,018,220	$546,306	65.08%	34.92%	Q3	n/a	n/a	n/a	n/a
Q4	$557,059	$1,341,089	29.35%	70.65%	Q4	n/a	n/a	n/a	n/a

2007	$3,536,502	$2,121,187	62.51%	37.49%	2008	$1,089,046	$3,607,097	23.19%	76.81%

	2007 NWB Networks Gross Profit		2007 NWB Networks Gross Profit Margin			2008 NWB Networks Gross Profit		2008 NWB Networks Gross Profit Margin

	non- TELES	TELES only	non- TELES	TELES only		non- TELES	TELES only	non- TELES	TELES only

Q1	$89,112	$19,903	7.90%	19.87%	Q1	$15,342	$358,832	2.05%	27.73%
Q2	$45,742	$66,651	5.49%	49.87%	Q2	26,962	730,643	7.91%	31.59%
Q3	$42,517	$149,038	4.18%	27.28%	Q3	n/a	n/a	n/a	n/a
Q4	$(106,989)	$397,333	(19.21)%	29.63%	Q4	n/a	n/a	n/a	n/a

2007	$70,382	$632,925	1.99%	29.84%	2008	$42,304	$1,089,475	3.88%	30.20%

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

Our exclusive distribution rights for TELES equipment are contingent upon reaching certain minimum purchase thresholds (meaning, the amount of TELES equipment we purchase from TELES). For the fifteen month period ending September 30, 2008, the purchase threshold is $1,000,000. For the twelve month period from July 1, 2007 to June 30, 2008, our TELES purchases (for inventory received from TELES) totaled approximately $4.8 million.

Initially, our TELES sales orders outpaced TELES’s ability to supply certain products, particularly fixed wireless gateways, potentially constraining sales growth and negatively impacting customer relations and brand acceptance. However, towards the end of the first quarter of 2008 TELES was able to increase production and enable us to fill a number of pending orders, and we did not experience material supply delay on shortages in the second quarter. We believe time-to-market is a critical component of success for technology product sales, both in terms of product delivery and product innovation. We remain confident in TELES’s ability to meet current product demand and continue product innovation in key product lines, such as fixed wireless gateways and customer premise VoIP equipment. However, we do not control production of any of the products we distribute and sell.

All products purchased from TELES are per contract quoted in the base currency used by TELES, the Euro. NWB Networks sells all goods to its customers in U.S. dollars. As a result, we have a certain exposure to currency risk to the extent the relative value of the U.S. dollar drops compared to the Euro. For more than the past year, the Euro has increased substantially relative to the U.S. dollar, and it appears likely that the Euro may increase further. Currently our exposure to dollar devaluation relative to the Euro is limited, but as our purchase volume from TELES and other Euro-based manufacturers increases relative to our total revenue, and as the amount of our Euro-based inventory on hand increases, our exposure to currency risk will increase.

NWB Telecom division revenue, gross profit and gross profit margin.

Our wholesale VoIP services business, which formerly operated under the name “IP Gear Connect,” has been renamed “NWB Telecom.”

Revenue and cost of goods for the IP Gear Connect division (wholesale VoIP services) for the three and six month periods ended June 30, 2007 and 2008 were as follows:

Revenue
NWB Telecom
for 3 Months Ending and Year-to-Date	2007	2008	Change

March 31	$2,870,997	$3,038,548	5.84%
June 30	$2,589,778	3,949,644	52.51%
September 30	$2,617,632	n/a	n/a
December 31	$3,365,108	n/a	n/a
Year-to-Date June 30	$5,460,775	$6,988,192	27.97%

Gross Profit
NWB Telecom
for 3 Months Ending and Year-to-Date	2007	2008	Change

March 31	$461,535	$330,216	-28.45%
June 30	$309,911	567,339	83.07%
September 30	$317,900	n/a	n/a
December 31	$503,896	n/a	n/a
Year-to-Date June 30	$771,446	$897,555	16.35%

Gross Profit Margin
NWB Telecom
for 3 Months Ending and Year-to-Date	2007	2008	Change

March 31	16.08%	10.87%	-32.40%
June 30	11.97%	14.36%	19.97%
September 30	12.14%	n/a	n/a
December 31	14.97%	n/a	n/a
Year-to-Date June 30	14.13%	12.84%	-9.13%

The comparative periods’ increase in gross profit resulted primarily from higher revenues and a short-term recovery from the loss of one of our key suppliers in the first quarter. We remain focused on higher margin niche markets and longer-term vendor relationships, and our increased selectivity has slowed growth to some degree. The focus on niche markets increases our reliance on a limited number of small telecom carriers operating in foreign countries, whose service may be prone to interruption, and may only be replaced at substantially higher prices or lower quality. Our near-term plan for the NWB Telecom division is to continue to pursue higher gross margin VoIP termination routes from a more diversified group of vendors at a revenue growth rate we are able to maintain and finance. Our longer term plan includes expansion of our carrier and customer service capabilities, by building on the network infrastructure and expertise that we have developed by reselling termination routes.

During the three month period ended June 30, 2008, NWB Telecom has continued to rely upon a concentration of foreign termination service from two vendors (and their affiliates). The following table illustrates, for the three month period ended June 30, 2008, the revenue generated from resale of service purchased from these two vendors, and the related cost, in comparison to the costs and associated revenue of all other NWB Telecom vendors during the period:

3 Months Ended
June 30, 2008	Two Significant Vendors

Revenue (generated from resale of service purchased from vendors)	$3,092,883
Gross Profit (earned from resale of service purchased from vendors)	$412,158
Revenue as Portion of NWB Telecom Division Revenue	78.31%
Revenue as Portion of Company-Wide Revenue	46.84%
Gross Profit as Portion of NWB Telecom Division Profit	72.65%
Gross Profit as Portion of Company-Wide Profit	20.31%

We remain at risk of interruption of supply of certain high-margin termination routes from one of the two significant vendors, potentially negatively impacting revenue and gross profits for the NWB Telecom division. We can identify the risk of supply interruptions from these and other vendors, and we believe it is likely that supply interruptions will recur, but we are not able to forecast such interruptions with any degree of certainty. To mitigate this risk we continue to seek to increase the number and diversity of vendors, but also to continue to improve the quality and stability of supply. However, our revenues and gross profits remain subject to risk of supply fluctuations, and under current circumstances we are unable to predict the timing or severity of such fluctuations.

These vendors are under no enforceable obligation to sell us service of any kind, and we are under no obligation to buy, other than on a daily or weekly basis. Furthermore, we can have no assurance that these vendors will continue to be able to offer services for sale at the gross margins currently earned. Loss of this significant vendor, or of the high-margin services we currently purchase, would result in an attendant loss of associated gross profits, without a corresponding immediate decrease in related sales, general and administrative costs, therefore negatively impacting our overall profitability in the near term.

We also experienced a customer concentration during the three months ending June 30, 2008. The following table illustrates, for the three month period ended June 30, 2008, the revenue generated from sales of NWB Telecom services purchased by our largest customer, and the related gross profit, in comparison to the gross profit and associated revenue of all other NWB Telecom customers during the period:

3 Months Ended
June 30, 2008	Significant Customer

Revenue (generated from resale of service to customer)	$1,545,072
Revenue as Portion of NWB Telecom Division Revenue	39.12%
Revenue as Portion of Company-Wide Revenue	22.10%

This customer is under no enforceable obligation to continue to purchase services from us in any particular quality or quantity, and we are under no obligation to sell, other than on a daily or weekly basis. The market for the type of service we provide to this customer is extremely price-competitive, and we can have no assurance that if we are able to continue to provide services to this customer, we will continue to earn our current level of gross profits. Loss of this significant customer would result in an attendant loss of associated gross profits, without a corresponding immediate decrease in related sales, general and administrative costs, therefore negatively impacting our overall profitability in the near term.

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

				Revenue		Revenue
			% of	NWB	% of	NWB	% of
	Revenue	Revenue	Company-	Networks	Company-	Networks	Company-
	Company	NWB	Wide	(non-	Wide	(TELES	Wide
2008	Wide	Telecom	Revenue	TELES)	Revenue	only)	Revenue

Q1	$5,080,949	$3,038,548	59.80%	$748,150	14.72%	$1,294,250	25.47%
Q2	6,603,386	3,949,644	59.81%	340,896	5.16%	2,312,847	35.03%
Q3	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year	$11,684,335	$6,988,192	59.81%	$1,089,046	9.32%	$3,607,097	30.87%

			% of	Gross	% of	Gross	% of
	Gross	Gross	Company-	Profit NWB	Company-	Profit NWB	Company-
	Profit	Profit	Wide	Networks	Wide	Networks	Wide
	Company	NWB	Gross	(non-	Gross	(TELES	Gross
2008	Wide	Telecom	Profit	TELES)	Profit	only)	Profit

Q1	$704,390	$330,216	46.88%	$15,342	2.18%	$358,832	50.94%
Q2	1,324,944	567,339	42.82%	26,962	2.03%	730,643	55.15%
Q3	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year	$2,029,334	$897,555	44.23%	$42,304	2.08%	$1,089,475	53.69%

			Gross Profit Margin
	Gross Profit Margin	Gross Profit Margin	NWB Networks	Gross Profit Margin
2008	Company Wide	NWB Telecom	(non-TELES)	(TELES only)

Q1	13.86%	10.87%	2.05%	27.73%
Q2	20.06%	14.36%	7.91%	31.59%
Q3	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a

Year	17.37%	12.84%	3.88%	30.20%

Total Company expenses.

Total Company expenses (sales, marketing, general and administrative) for the following periods ended June 30, 2007 and 2008 were as follows:

Total Company Expenses for 3 Months Ending and Year-to-Date Continuing Operations Only	2007	2008	Change

March 31	$1,129,526	$1,550,777	37.29%
June 30	1,095,310	1,529,051	39.60%

Year to Date June 30	$2,224,836	$3,079,829	38.43%

The substantial increase in total expenses for the comparative three month periods is due primarily to increases in bad debt write-offs, trade show and travel, legal and litigation, increased payroll and accounting services. We note that the above figures are based upon financial statements for the periods ended June 30, 2008 and 2007, segregating the 2007 figures for our former subsidiary, IP Gear, Ltd. (an Israeli company), as discontinued operations; the above figures are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service.

Interest.

Interest (Company wide) for 3 Months Ending and Year-to-Date Continuing Operations Only	2007	2008	Change

March 31	$51,082	$17,515	-65.71%
June 30	32,026	18,130	-43.39%

Year to Date June 30	$83,108	$35,645	-57.11%

The change over both periods is due primarily to fluctuations in the principal amount of the P&S Term Loan, the P&S Credit Line and the BoA Loan, and differences in interest rates between the loans. (The P&S Term Loan and the P&S Credit Line have been smaller principal amounts at a lower interest rate than the BoA Loan.)

Amortization and depreciation.

Amortization and Depreciation (Company wide) for 3 Months Ending and Year-to-Date Continuing Operations Only	2007	2008	Change

March 31	$108,547	$116,280	7.12%
June 30	107,613	142,165	32.11%

Year to Date June 30	$216,160	$258,445	19.56%

Amortization and depreciation for the Company for continuing operations increased in the second quarter of 2008 as a reflection of the steadily increasing capital investment of the company in switching, routing, and tracking equipment and technology utilized in relation to our NWB Telecom VoIP service business. Our U.S.-based operations have had a very limited amount invested in software technology, and as a result, our current amortization is negligible and not expected to increase in the near term.

Net loss.

The above factors contributed to a net loss for the Company for the three and six month periods ended June 30, 2008. As a result of the sale of our IP Gear, Ltd. subsidiary to TELES, we are required to restate financials on a pro forma basis for 2007, showing our former subsidiary, IP Gear, Ltd., listed as discontinued operations, and separately reporting the results of operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service. However, we believe that for a better understanding of the impact of the IP Gear, Ltd. sale on our net losses, it is important to also consider the Company’s net losses reported to include the losses generated by discontinued operations (meaning, including losses from IP Gear, Ltd.) in net losses generated by continuing operations. The Company’s net losses for the periods ended 2008 and 2007, shown both excluding and including discontinued operations, are as follows:

Continuing Operations Only Net Loss (Company wide) for 3 Months Ending and Year-to-Date	2007	2008	Change

March 31	$(530,517)	$(833,121)	-57.04%
June 30	(661,079)	(141,900)	78.54%

Year to Date	$(1,191,596)	$(975,020)	18.18%

Continuing and Discontinued Operations Net Loss (Company wide) for 3 Months Ending and Year-to-Date
March 31	$(1,049,217)	$(833,121)	20.60%
June 30	(4,012,738)	(141,900)	96.46%

Year to Date	$(5,061,955)	$(975,020)	80.74%

The difference between net loss from continuing operations only, as compared to the net loss for continuing and discontinued (meaning, IP Gear, Ltd.), illustrates the impact of the Company’s former subsidiary, IP Gear, Ltd., on the Company’s financial performance. The impact on net loss resulting from the sale of IP Gear, Ltd., is also illustrated, in part, above in “Part I. Financial Information—Item 1. Financial Statements—Note G—Discontinued Operations.”

Following is a summary of total company expenses, interest, amortization and depreciation, other income/expense, and resultant net profit/loss, allocated among our two operating divisions, NWB Telecom and NWB Networks, and showing NWB Networks results for the six month period ending June 30, 2008:

	Company-			NWB	NWB
Jan 1 - June 30, 2008	Wide	Corporate		Telecom	Networks

Gross Profit	$2,029,335	n/a		$897,556	$1,131,780
SG&A Expense(1)	$(3,079,828)	$(1,457,042	)(2)	$(975,625)	$(647,161)
Interest	$(35,645)	$(28,078)		$(7,541)	$(26)
Depreciation/Amortization	$(258,445)	$(88,930)		$(169,652)	$137
Other Income (Expense)	$75,472	$60,675		$14,774	$23
2008 Net Loss	$(975,020)	$(1,396,368)		$(63,295)	$484,643

(1)	Includes management’s determination of sales, general and administrative expenses directly allocable to each division or line of business.

(2)
Includes indirectly allocable expenses, which include, for example, legal and accounting fees, costs of SEC compliance, costs of leasing and operating our facilities in Eugene, Oregon, and certain executive-level management costs.

Liquidity and Capital Resources

The Company’s year-end cash balance and ratio of current assets to current liabilities as of December 31, 2007 and June 30, 2008 are as follows:

	2007	2008

Cash	$2,038,635	$1,396,696
Current Assets	$4,562,197	$4,951,788
Current Liabilities	$2,274,814	$2,987,408
Current Ratio (current assets to current liabilities)	2.01:1	1.66:1
Quick Ratio (cash and accounts receivable to current liabilities)	1.35:1	0.94:1

The Company’s cash utilization rates (meaning, amount of cash used in operations) for both Continuing Operations and Discontinued Operations for the six months ended June 30, 2008 and 2007 were, respectively, $(641,939) and $(1,977,579). However, the Company’s cash utilization rate for Continuing Operations only for the six months ending June 30, 2008 and 2007 was $(641,938) and $(537,900) is a more direct comparison of the change in our cash position year over year. The biggest element of differentiation between the two years’ numbers is the amount of funds raised from the issue of debt or equity. There was over $200,000 more in cash inflow from these sources in 2007 than in 2008. We actually were better off by approximately $300,000 in change in cash from operations in 2008 than in 2007. The cash needed to fund operations has significantly reduced compared to the same period a year ago. However, the company’s liquidity or ability to pay its current obligations from current assets or exclusively from cash has reduced compared to the same time a year ago as indicated in the ratios above.

Our ability to draw on additional capital resources has reduced in 2008 from the same time in 2007 due to the company having drawn fully on one if its credit facilities. We borrowed a net $550,000 during the first six months of 2008 and have used all of our facility with P & S Spirit. No capital was raised in the period from equity sources. We still have the full amount of the second of our lines of credit, the TELES Loan which we have not yet drawn any funds on. Its availability to us is contingent upon the completion of the Qualmax merger.

Capital expenditures.

In 2008 New World Brands increased it investment in increased switching capacity for its NWB Telecom unit. In the past, the Company’s primary investment in capital had been focused on funding the R&D efforts of our IP Gear, Ltd. subsidiary. In the first six months of 2007, the Company made investments in this subsidiary, until it was sold on July 1, 2007. These capital expenditures are referred to as “Discontinued Operations” in our current financial statements. Capital expenditures by the Company for equipment providing the infrastructure of our telecom services division, NWB Telecom, are referred to as “Continuing Operations” in our current financial statements. Capital expenditures of Continuing Operations for 2007 also include certain expenditures associated with equity-based financing activities. The following chart provides a comparative representation of the capital expenditures and disposals for Continuing Operations over the last six quarters:

Capital Expenditures of Continuing Operations of New World Brands

		Additions and Disposals over the Last Six Quarters

		Additions	Dispositions	Net Additions

Q1	2007	142,810	-	142,810

Q2	2007	1,809	(12,609)	(10,800)

Q3	2007	20,449	(95,730)	(75,281)

Q4	2007	227,314	-	227,314

Q1	2008	147,746	(60,928)	86,818

Q2	2008	272,400	(1,606)	270,794

		Comparative Six Month Ending June 30,

	2007	144,619	(12,609)	132,010

	2008	420,146	(62,534)	357,612

Change (%)				170.90%

The Company has been steadily increasing the amount invested in capital expenditures for continuing operations over the last six quarters. An increase of almost double our 2007 investment reflects our decision to increase total switching capacity and also incorporates hardware and software we have acquired to measure and improve the quality of our services. The dispositions represent the replacement of older technology with newer equipment and/or equipment that is better suited to our business’ needs. We are committed to funding the NWB Telecom unit for its capital needs to maintain its position as a leading edge VOIP telecom carrier. A significant portion of those funds have already been invested and we are starting to see some return in the 3 months ended June 30, 2008 and feel that it will continue into future quarters.

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

ITEM 4T.         CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we have evaluated under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, and based on the framework for Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures are reasonably effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and to present the Company’s financial statements fairly. As a result of the Reverse Acquisition, the Company’s former controls and procedures have been replaced with those formerly of Qualmax, and this Item 4 describes evaluation and operation of the controls and procedures formerly of Qualmax. There has been no change in our internal controls over financial reporting during the three month period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

MPI Litigation

As a result of the Reverse Acquisition, the Company assumed the liabilities of Qualmax. Qualmax was named as a defendant in certain litigation filed in France before the Trade Tribunal of Nanterre against B.O.S. Better Online Solutions Ltd. (“ BOS”) by Media Partners International (“MPI,” and the litigation thereto, the “MPI Litigation”), a former distributor of BOS, whose contract with BOS allegedly related to certain distribution rights for the product division Qualmax purchased from BOS on December 31, 2005. Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense. The litigation remains in its early stages.

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

Blackstone Litigation

On April 1, 2008, effective as of March 31, 2008, the Company entered into a settlement agreement in relation to a lawsuit entitled Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc ., Case No. 2006-15824-CA-01, filed August 10, 2006 in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the “Blackstone Litigation”). As disclosed in the Company’s Quarterly Reports on Form 10-QSB filed with the SEC on November 19, August 20 and May 21, 2007, and the Company’s Annual Report on Form 10-KSB filed with the SEC on April 17, 2007, the facts underlying the Blackstone Litigation relate to a contract between defendant Worldwide PIN Payment Corp. and plaintiffs, and a third party, to plaintiffs’ allegations of misappropriation of trade secrets and corporate opportunity, and to claims that defendants, or some of them, tortiously interfered with plaintiffs’ contract with a third party.

Pursuant to the Settlement Agreement, the Company has paid plaintiffs the sum of $50,000 toward plaintiffs’ costs of litigation, and in exchange, plaintiffs have released the Company from all claims asserted by plaintiffs or otherwise arising against the Company; all claims against the Company were dismissed with prejudice.

Piecom Tech Litigation

As part of the agreement to sell our IP Gear Ltd. subsidiary to TELES, we indemnified and agreed to defend TELES and IP Gear, Ltd. against any liabilities arising from, and will receive any amounts recovered as a result of, any claims from/against Piecom to/from IP Gear Ltd. in the future, beyond July 1, 2007, the date of closing the sale of IP Gear Ltd. to TELES. Piecom had been a vendor to IP Gear, Ltd and was contracted to provide outsourced contract manufacturing services. There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. Release of the escrow funds of $32,000 depends upon the outcome of pending litigation between Piecom and IP Gear, Ltd. Neither of these amounts is represented on the balance sheet of the Company. On preliminary motions, argued in May of 2008, the Court ruled in favor of IP Gear, Ltd. A mediation hearing is scheduled for August 2008. Management believes that, at present, this litigation does not pose a material or significant financial risk to the Company.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.         OTHER INFORMATION

Management Changes

Noah Kamrat, formerly our President and Chief Operations Officer, resigned from those positions effective January 24, 2008, in order to assume the position of Chief Technology Officer. M. David Kamrat, who also serves as Chief Executive Officer and a director, assumed the duties of President, and Shehryar Wahid, who also serves as Chief Financial Officer, Secretary, Treasurer, and a director, assumed the duties of Chief Operations Officer. These changes to key management positions are intended to address a potential void in our management team resulting from the sale of our IP Gear, Ltd. subsidiary. Upon the sale of our IP Gear, Ltd. subsidiary, we divested ourselves of our R&D and manufacturing business, and as a result lost the core of our in-house technology expertise in the VoIP industry, particularly with respect to new products and emerging trends in VoIP network equipment and its deployment. Noah Kamrat is particularly well suited to assuming the role of Chief Technology Officer due to his depth and breadth of experience selling and operating VoIP service networks, and selling, developing and deploying VoIP technology equipment. We believe that, in the role of Chief Technology Officer, Mr. Kamrat will be able to better position the Company to take advantage of emerging product and service trends, and enable the Company to work closely with TELES to identify and serve emerging markets and uses for TELES and IP Gear, Ltd. products.

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

NEW WORLD BRANDS, INC.

Dated: August 14, 2008	By:	/s/ M. David Kamrat

M. David Kamrat
Chief Executive Officer and Chairman of the Board

Dated: August 14, 2008	By:	/s/ Shehryar Wahid

Shehryar Wahid
Chief Financial Officer