Form 10KSB/A
period 2007-12-31
NEW WORLD BRANDS INC
filed 2008-09-24
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
Amendment No. 2

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

EXPLANATORY NOTE

New World Brands, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A (the “Amendment No. 2”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on April 16, 2008 (the “Original Report”) and amended on May 13, 2008 (the “Amendment No. 1”), to amend Item 8A regarding the Company’s controls and procedures.

The Amendment No. 2 does not otherwise amend, update, or change any other items or disclosures contained in the Original Report or the Amendment No. 1.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007, the end of the period covered by this Annual Report on Form 10-KSB/A2. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer (as the Company’s principal executive officer and principal financial officer, respectively) to allow timely decisions regarding required disclosures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective due to our failure to adequately report such officers’ conclusion with respect to internal control over financial reporting.

Our management has concluded that the financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEW WORLD BRANDS, INC.

Date: September 24, 2008	By:	/s/ M. David Kamrat
M. David Kamrat, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ M. David Kamrat	Chief Executive Officer,	September 24, 2008
M. David Kamrat	President, and Chairman of the Board

/s/ Shehryar Wahid	Chief Financial Officer,	September 24, 2008
Shehryar Wahid	Secretary, Treasurer, Chief Operations Officer and Director

/s/ Selvin Passen, M.D.	Director	September 24, 2008
Selvin Passen, M.D.

EXHIBIT INDEX
Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation of New World Brands, Inc. (1)

4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (2)

4.3	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (3)

4.4	Amended and Restated Stock Subscription and Share Transfer Agreement, dated as of December 29, 2006, by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat and Noah Kamrat (3)

4.5	Amended and Restated Escrow Agreement dated as of December 29, 2006 by and among New World Brands, Inc., P&S Spirit, LLC and the Escrow Agent (as defined therein) (3)

4.6	Amended and Restated Lock-Up Agreement dated as of December 29, 2006 by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat, Noah Kamrat and certain other stockholders party thereto (3)

4.7	Amended and Restated Voting Agreement dated as of December 29, 2006 by and among New World Brands, Inc., P&S Spirit, LLC, M. David Kamrat, Noah Kamrat and certain other stockholders party thereto (3)

4.8	Form of Warrant Agreement dated as of December 29, 2006 (3)

10.1	Letter agreement among New World Brands, Inc., Qualmax, Inc., IP Gear, Ltd., P&S Spirit, LLC and B.O.S. Better Online Solutions Ltd., dated December 31, 2006 (4)

10.2	Term Loan and Security Agreement by and between New World Brands, Inc. and P&S Spirit, LLC dated as March 30, 2007 (5)

10.3	Term Note by and between New World Brands, Inc. and P&S Spirit, LLC dated as March 30, 2007 (5)

10.4	Guaranty by Qualmax, Inc. dated as of March 30, 2007 (5)

10.5	Limited Guaranty by M. David Kamrat dated as of March 30, 2007 (5)

10.6	Collateral Pledge Agreement made by Qualmax, Inc. dated as of March 30, 2007 (5)

10.7	Credit Line and Security Agreement, dated as of May 31, 2007, between New World Brands, Inc. and P&S Spirit, LLC (6)

10.8	Credit Line Note, dated as of May 31, 2007, of New World Brands, Inc. (6)

10.9	Guaranty of Qualmax, Inc., dated as of May 31, 2007 (6)

10.10	Collateral Pledge Agreement, dated as of May 31, 2007, by Qualmax, Inc. in favor of P&S Spirit, LLC (6)

10.11	Collateral Pledge Agreement, dated as of May 31, 2007, by New World Brands, Inc., in favor of P&S Spirit, LLC (6)

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