Form 10-Q
period 2008-09-30
NEW WORLD BRANDS INC
filed 2008-11-14
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 033-91432

NEW WORLD BRANDS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0401674
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

340 West Fifth Avenue, Eugene, Oregon	97401
(Address of Principal Executive Offices)	(Zip Code)

(541) 683-2892
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 3, 2008, there were 412,479,673 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

as of  September 30, 2008 (unaudited)

and December 31, 2007

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,216,082	$2,038,635
Accounts receivable, net of allowance for uncollectible accounts of $63,700 in 2008 and $180,525 in 2007	1,176,019	1,027,739
Inventories, net	1,691,734	744,654
Prepaid expenses	846,893	244,157
Other current assets	360,632	507,012

Total Current Assets	5,291,360	4,562,197

Property and Equipment, net	1,483,928	1,421,806
Other Assets:
Deposits and other assets	548,125	668,750

Total Long-Term Assets	2,032,053	2,090,556

Total Assets	$7,323,413	$6,652,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

as of  September 30, 2008 (unaudited)

and December 31, 2007

	September 30,	December 31,
	2008	2007
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$2,386,313	$1,564,299
Accrued expenses	478,745	406,910
Customer deposits	9,292	121,874
Capital leases, current portion	97,618	181,731
Notes payable, current portion	14,648	—

Total Current Liabilities	2,986,616	2,274,814

Long-Term Liabilities
Notes payable, net of current portion	1,069,682	500,000
Capital leases, net of current portion	83,631	31,317

Total Long-Term Liabilities	1,153,313	531,317

Total Liabilities	4,139,929	2,806,131

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock Series A preferred stock $0.01 par value, no shares issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 413,479,673 and 414,979,673 shares issued and outstanding as of September 30, 2008 and December 31, 2007	4,184,797	4,149,797
Additional paid-in capital	33,606,557	33,641,557
Accumulated deficit	(34,482,870)	(33,944,732)
	3,308,484	3,846,622
Less: Treasury shares (common 5,000,000 and 0 shares as of September 30, 2008 and December 31,2007) at cost	(125,000)	—
Total Stockholders’ Equity	3,183,484	3,846,622

Total Liabilities and Stockholders’ Equity	$7,323,413	$6,652,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the Three Months Ended

September 30, 2008 and 2007

	September 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)

Net Sales
Hardware	$1,535,641	$1,564,525
Carrier Services	4,283,265	2,617,632

	5,818,906	4,182,157

Cost of Sales
Hardware	(931,726)	(1,372,970)
Carrier Services	(2,893,171)	(2,299,731)

	(3,824,897)	(3,672,701)

Gross Profit	1,994,009	509,456
Sales, General and Administrative Expenses	(1,559,215)	(1,139,695)

Income from Continuing Operations Before Other Income	434,794	(630,239)

Interest Income	2,088	5,288
Other Income	—	1,372

Total Other Income	2,088	6,660

Income (Loss) from Continuing Operations Before Income Taxes	436,882	(623,579)
Provision for Income Taxes	—

Net Income (Loss) from Continuing Operations	436,882	(623,579)
Loss from Discontinued Operations	—	(107,500)

Net Income (Loss)	$436,882	$(731,079)

Net Income (Loss) Per Share from Continuing Operations	$—	$—

Net Income (Loss) Per Share from Discontinued Operations	$—	$—

Net Income (Loss) Per Share (basic)	$—	$—

Net Income (Loss) Per Share (diluted)	$—	$—

Weighted Average Number of Shares Outstanding During the Year
Basic	416,903,586	402,769,600

Diluted	477,954,142	402,769,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the Nine Months Ended

September 30, 2008 and 2007

	September 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)

Net Sales
Hardware	$6,231,784	$3,759,540
Carrier Services	11,271,459	8,078,406

	17,503,243	11,837,946

Cost of Sales
Hardware	(4,496,089)	(3,346,573)
Carrier Services	(8,983,809)	(6,989,059)

	(13,479,898)	(10,335,632)

Gross Profit	4,023,345	1,502,314

Sales, General and Administrative Expenses	(4,639,043)	(3,364,232)

Loss from Continuing Operations Before Other Income	(615,698)	(1,861,918)

Interest Income	7,482	26,628
Other Income	70,078	20,419

Total Other Income	77,560	47,047

Loss From Continuing Operations Before Income Taxes	(538,138)	(1,814,871)

Provision for Income Taxes	—	(300)

Net Loss From Continuing Operations	(538,138)	(1,815,170)

Loss from Discontinued Operations	—	(3,977,859)

Net Loss	$(538,138)	$(5,793,030)

Net Loss Per Share from Continuing Operations	$—	$—

Net Loss Per Share from Discontinued Operations	$—	$(0.01)

Net Loss Per Share (basic)	$—	$(0.01)

Net Loss Per Share (diluted)	$—	$(0.01)

Weighted average number of shares outstanding during the year

Basic	416,353,761	402,769,600

Diluted	416,353,761	402,769,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended

September 30, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss	$(538,138)	$(5,793,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401,386	299,579
Allowance for doubtful accounts	(105,725)	26,354
Changes in operating assets and liabilities
Accounts receivable	(42,555)	(142,345)
Inventory	(947,080)	201,243
Prepaid expenses	(602,735)	(27,990)
Other current asset	146,380	(1,074,001)
Other Long-Term Assets	120,625	—
Accounts payable	822,013	202,850
Accrued expenses and other liabilities	71,835	(708,040)
Customer deposits	(112,581)	17,700

Total net change in operating assets and liabilities	(544,099)	(1,530,583)

Net cash used in operating activities	(786,576)	(6,997,680)

Cash Flows from Investing Activities
Purchases of property and equipment	(353,714)	(56,730)

Net cash used in investing activities	(353,714)	(56,730)

Cash Flows from Financing Activities
Net payments on line of credit	—	(984,323)
Proceeds from long-term liabilities	1,092,184	902,647
Payments of long-term liabilities	(649,447)	(500,000)
Sale (Purchase) of common stock	(125,000)	812,615
Foreign Currency Translation		79,036
Net repayment of advances from shareholders	—	(46,000)

Net cash provided by financing activities	317,737	263,975

Net cash used by continuing operations	(822,553)	(6,790,435)

Cash Flows from Discontinued Operations
Net change in operating cash flows	—	(1,259,435)
Net change in investing cash flows	—	6,164,229

Cash Flows from Discontinued Operations	—	4,904,794

Net Change in Cash and Cash Equivalents	(822,553)	(1,885,641)

Cash and Cash Equivalents at Beginning of Period	2,038,635	3,396,617

Cash and Cash Equivalents at End of Period	$1,216,082	$1,510,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended

September 30, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)

Cash paid during the period for:
Interest paid	$66,088	$109,487
Income taxes paid	—	300
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through capital leases
Increase in property and equipment	109,794	$—
Increase in capital lease payable	(109,794)	—
	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE A       ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated interim financial statements of New World Brands, Inc. and Subsidiary (the “Company,” “we,” “us,” or “our”) were prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s annual, quarterly and current reports on Forms 10-K, 10-KSB,
10-KSB/A Forms 10-Q and 10-QSB, and Form 8-Ks, filed with the SEC by the Company. In the opinion and to the knowledge of management, the accompanying condensed unaudited consolidated interim financial statements reflect all adjustments (including normal recurring adjustments) which, in the opinion of management and based upon management’s knowledge of the Company’s business operations during the period presented, are necessary to present fairly the Company’s financial position and cash flows for the period presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year.

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

The Boards agreed that certain events (the “Merger Events”) were required to occur in order to effectively consummate the transactions contemplated, including, without limitation, certain amendments to the Certificate of Incorporation of the Company to, among other things, increase the authorized number of shares of Common Stock of the Company, the resultant automatic conversion of the Preferred Stock into shares of the Company’s Common Stock, make any filings necessary to complete the Merger, and receive approval by the stockholders of the Company and Qualmax.

During 2007, the number of authorized shares was increased from 50 million shares to 600 million shares to allow for a sufficient number of authorized shares to convert the existing Preferred shares to Common shares. All Preferred Stock was then converted into Common Stock.

On February 18, 2008, the Company and Qualmax entered into an agreement by which Qualmax will be merged with and into the Company (the “Merger Agreement”). As of the date of the filing of this Quarterly Report on Form 10-Q, the Merger had not been completed. Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2008, and the Company’s Final Schedule 14C Information Statement, filed with the SEC on November 6, 2008, for additional information and documentation concerning the Merger and the Merger Agreement.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE A       ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these financial statements be read in conjunction with the year-end and interim financial statements and notes thereto, and additional information included in our prior annual, quarterly and current reports on Forms 10-KSB, 10-KSB/A, 10-QSB and 8-K, respectively, as filed with the SEC.

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements in order to maintain consistency and comparability between periods presented.

In July 2007, the Company sold all the issued and outstanding common stock of IP Gear, Ltd. For purposes of comparability, the results of these operations have been reclassified from continuing operations to discontinued operations for the nine months ended September 30, 2007 presented in the accompanying condensed consolidated statements of operations. See “Part I. Financial Information—Item 1. Financial Statements—Note I—Discontinued Operations—IP Gear, Ltd.”

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The FASB deferred the effective date of SFAS 157 until fiscal years beginning after November 15, 2007 as it relates to the fair value measurement requirements for non-financial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These non-financial assets include goodwill and other intangible assets with indefinite lives which are included within other assets. The Company has adopted the provisions of SFAS 157 with respect to non-financial assets effective January 1, 2008 and its adoption did not have a material impact on our results of operations or our financial condition.

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

NOTE B       INVENTORIES

Inventories as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
Resale Hardware	2008	2007

Finished Goods inventories	$1,753,334	$819,654
Less allowance for obsolete inventories	(61,600)	(75,000)

Inventories, net	$1,691,734	$744,654

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

On May 30, 2007, the Company entered into another agreement with P&S Spirit, a Credit Line and Security Agreement (the “P&S Credit Line”), for a line of credit facility in the amount of $1,050,000. The terms of the credit facility are an interest rate of Prime plus 2% (as reported in the Wall Street Journal), payments are to be interest only in arrears commencing July 1, 2007. The P&S Credit Line is secured by a corporate guaranty by Qualmax (which pending completion of the merger of Qualmax into the Company, holds a controlling interest in the Company) and a security interest in the assets of Qualmax (consisting solely of 298,673,634 shares of common stock of the company). The Company must meet covenants of a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to net worth ratio not exceeding 2.5:1.0. The maturity date of the credit facility is June 1, 2011 when all principal and any outstanding interest payments are due. The company was in compliance with all its covenants as of September 30, 2008 and December 31, 2007.

The Company paid $500,000 towards the balance of the P&S Term Loan on August 13, 2007. This reduced the balance of the loan to $500,000. On February 21, 2008, effective February 15, 2008, the Company repaid all outstanding obligations under the P&S Term Loan Agreement, in the amount of $500,000. This was accomplished by a $500,000 draw against the P&S Credit Line facility to pay the P&S Term Loan. A further draw was made on the P&S Credit Line in two equal amounts of $275,000 each for a total of $550,000 on May 22 and May 23, 2008. As of September 30, 2008, the Company had paid off the full amount of the P&S Term Loan and had drawn the maximum amount or a total of $1,050,000 against the P&S Credit Line. The interest rate on the P&S Credit Line on September 30, 2008 was 7.00%.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

TELES AG Loan Agreement

On February 21, 2008, TELES AG Informationstechnologien (“TELES”), granted the Company a line of credit effective February 15, 2008, in the amount of $1,000,000 under a Term Loan and Security Agreement (the “Teles Loan”). The Teles Loan is available for the company to draw upon from time to time prior to February 1, 2009, subject to the condition of the Company having completed the “Merger” (as per note A - Organization, Capitalization And Summary Of Significant Accounting Policies). Amounts borrowed may not be reborrowed, notwithstanding any payments thereunder. The outstanding balance of the TELES Loan will be due and payable on or before February 1, 2012. The outstanding principal amount of the TELES Loan will be payable in twelve (12) quarterly installments commencing May 1, 2009. Interest on the outstanding principal amount of the TELES Loan is payable quarterly at an interest rate equal to 7% per annum, compounded quarterly. The company has not drawn on any funds from this loan facility as of September 30, 2008 nor is it eligible until the completion of the merger of the Company and Qualmax.

Other loans

We have a total of $34,330 remaining in loans on company-owned vehicles. The majority of the balance is for a truck that carries a term of 3 years and an interest rate of 0%. It is due to expire in 2011.

Total maturities of all notes payable as of September 30, 2008 were as follows:

2008	$3,645
2009	14,694
2010	14,185
2011	1,806
2012	1,050,000

Total notes payable	1,084,330

Notes payable, current portion	14,648

Notes payable, net of current portion	$1,069,682

For comparison, the interest expense the Company incurred on the above notes payable was approximately $46,000 and $93,000 for the nine months ended September 30, 2008 and 2007, respectively.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE D       CAPITAL LEASES

Description of Leasing Arrangements and Depreciation

The company is the lessee of equipment under capital leases expiring in various years through 2012.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or their fair value of the asset.  The assets are depreciated over the lower of their related lease terms or their estimated productive lives.  Depreciation of assets under capital leases is included in depreciation expense for 2008 and 2007.

Minimum Future Lease Payments

Minimum future lease payments under the capital leases as of September 30, 2008 for each of the next five years and in the aggregate are:

Year Ended 2008
2009	$57,617
2010	48,507
2011	30,670
2012	3,012
2013	—
Subsequent to 2013	—
139,806
Less: Amount representing interest	(26,602)
Present value of net minimum lease payment	$113,204

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE E       STOCKHOLDERS’ EQUITY

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for the three and nine months ended September 30, 2008 and 2007:

	3 months	9 months
	Ended Sept. 30	Ended Sept. 30
2007
Weighted average number of shares outstanding

Basic (Common Stock)	402,769,600	402,769,600
Preferred Stock (as converted to Common Stock)	—	—

Total Basic	402,769,600	402,768,600

Effect of dilutive securities
Common Stock - options and warrants	—	—
Preferred Stock - options and warrants	—	—

Total Dilutive	—	—

Weighted average number of shares outstanding (Basic and diluted)	402,769,600	402,769,600

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,548	61,050,548
Preferred Stock (as converted to Common Stock)	—	—

Total	61,050,548	61,050,548

2008
Weighted average number of shares
Basic (Common Stock)	416,903,586	416,353,761

Total Basic	416,903,586	416,353,761

Effect of dilutive securities
Common Stock - options and warrants	61,050,556	—
Preferred Stock - options and warrants	—	—

Total Dilutive	61,050,556	—

Weighted average number of shares outstanding (Basic and diluted)	477,954,142	416,353,761

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	—	61,050,556
Preferred Stock (as converted to Common Stock)	—	—

Total	—	61,050,556

NOTE F       TREASURY STOCK

On September 2, 2008, the Company authorized the purchase of 5 million shares of the Company’s common stock for a price of $125,000.

NOTE G       INCOME TAXES

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

September 30, 2008
Current income tax expense (benefit):
Federal	$—
State	—
—
Deferred income tax expense (benefit):
Federal	—
State	—
Total income tax expense (benefit)	$—

	Amount	Rate
Computed income tax (benefit)	$(306,000)	34.00%
State tax (benefit), net of federal benefit	(38,245)	4.25%
Change in valuation allowance	336,756	-37.42
Nondeductible expenses	7,489	-0.83
Total income tax expense (benefit)	$—	(0.00)

Amount
Deferred tax assets:
Net operating loss carryforwards	$2,043,538
Capital loss from sale of subsidiary	1,772,929
Allowance for doubtful accounts receivable	21,709
Allowance for inventory obsolescence	23,627
Depreciation and amortization	165,930
Allowance for disputes	2,723
Charitable contribution carryforwards	11,596
Total gross deferred tax assets	4,042,052
Less valuation allowance	4,042,052
Net deferred tax assets after valuation allowance	$—

As of September 30, 2008, the Company had net operating losses of approximately $5.2 million that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carryforwards expire in various years through 2028. The Company also has a capital loss carryforward of approximately $4.6 million that can be carried forward for five years and deducted against future capital gain income. The capital loss carryforward expires in 2012.

In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of September 30, 2008 was $4.0 million. The increase in the valuation allowance was approximately $337,000 for the nine month period ended September 30, 2008, primarily due to the carryforward of losses from operations for the nine month period.

NOTE H       COMMITMENTS AND CONTINGENCIES

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

Initial hearings on a motion for change of venue were concluded in February 2007. Additional hearings were conducted in late April 2007. The Company was informed that a decision from the French court to maintain venue in France was made in September 2007. The defendants appealed that decision, and on September 18, 2008, the French Tribunal declared the case to be beyond the scope of French jurisdiction to rule on the case, and declined to accept jurisdiction. At present, management believes this matter does not pose a significant financial risk to the Company.

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

Credit Facility with Pacific Continental Bank

The Company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007. The conditions of this agreement require the deposit of $250,000 with the bank as security for the services. The terms and balance remain unchanged at September 30, 2008. The deposit is in the company’s money market account with the bank and is reported on the balance sheet as part of cash and cash equivalents.

Piecom Tech

As part of the agreement to sell our IP Gear Ltd. subsidiary to TELES (see “—Note G—Discontinued Operations”), we have accepted any liabilities and or any amounts recovered as a result of any claims from/against Piecom Tech (“Piecom”) to/from IP Gear Ltd. in the future, beyond the date of closing the sale of our subsidiary. Piecom had been a vendor to IP Gear Ltd and was contracted to provide outsourced contract manufacturing services. There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. Release of the escrow funds of $32,000 depends upon the outcome of pending litigation between Piecom and IP Gear, Ltd. Neither of these amounts is represented on the balance sheet of the Company. On preliminary motions, argued in May of 2008, the Court ruled in favor of IP Gear, Ltd. A mediation hearing occurred in August of 2008 and the mediator was unable to resolve the matter. Management believes that, at present, this litigation does not pose a material or significant financial risk to the Company.

NOTE I       DISCONTINUED OPERATIONS – IP GEAR, LTD.

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

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE I       DISCONTINUED OPERATIONS – IP GEAR, LTD. (continued)

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

In accordance with the Final Agreement, the Company and TELES entered into a partner contract relating to the promotion, marketing, sale, and support of certain products of TELES and IP Gear, Ltd., pursuant to which the Company became the exclusive distributor of products of TELES and IP Gear, Ltd. in much of North America (including the United States, Canada, Mexico, all Caribbean nations, Guatemala, and Honduras) and non-exclusive distributor in other markets.

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

Following is a comparative statement of selected financial data resulting from the discontinued operations of the Company’s former subsidiary, IP Gear Ltd.:

	Three Months		Nine Months
Selected Statements of Operations	Ended		Ended
Data for the Company’s	September 30,		September 30,
Discontinued Operations	2008	2007	2008	2007

Total Revenue	$—	$0	$—	$998,981

Pre-Tax Loss from Discontinued	—	(107,500)	—	(1,407,911)
Income Tax Provision Operations	—	—	—	—

Loss from Discontinued Operations	—	(107,500)	—	(1,407,911)
Pre-Tax Impairment Loss	—	—	—	(2,462,448)
Loss On Sale of IP Gear Ltd.				(107,500)
Income Tax Provision	—	—	—	—

Loss from Discontinued Operations, Net of Tax	$—	$(107,500)	$—	$(3,977,859)

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE J       BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the nine months ended September 30, 2008, and 2007. As a result of the sale of a wholly-owned subsidiary, IP Gear, Ltd. we are currently focused on two principal lines of businesses: (i) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business, which operates under the name “NWB Networks,” including sales and support of TELES and IP Gear, Ltd products; and (ii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business, which operates under the name “NWB Telecom.”

	2008	2007
Net sales:

NWB Telecom	$11,271,459	$8,078,406

NWB Networks	6,231,784	3,759,540

	17,503,243	11,837,946

Cost of sales:

NWB Telecom	(8,983,809)	(6,989,059)

NWB Networks	(4,496,089)	(3,346,573)

	(13,479,898)	(10,335,632)

Gross profit:

NWB Telecom	2,287,650	1,089,347

NWB Networks	1,735,695	412,967

	4,023,345	1,502,314

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

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial position. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein, and with our Annual Report on Form 10-KSB/A, filed with the SEC on September 24, 2008, and our other prior filings with the SEC.

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

The Company has a short operating history and is operating in a rapidly changing industry environment, and its ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that these forward-looking statements are reasonable, they are merely illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed, implied or suggested by such forward-looking statements. Factors that could have a material adverse affect on the operations and future prospects of the Company include those factors discussed in our Annual Report on Form 10-KSB/A, filed with the SEC on September 24, 2008, under Item 1, “Description of Business—Certain Risk Factors,” and other factors set forth in this Report, and in our other SEC filings, including, without limitation, the following:

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

Employees.

As of November 3, 2008, we had approximately 35 full-time employees and 2 part-time employees, all based in our Eugene, Oregon headquarters (including outside sales and remote technical support staff reporting to management in Eugene). We consider our employee relationships to be good. None of our employees are members of a labor union, and we have never experienced a work stoppage.

Recent Developments

The following important Company developments occurring in calendar year 2008 to date, and related prior developments, are described below.

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

P&S Spirit credit line.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007, on and effective May 31, 2007, the Company entered into a Credit Line and Security Agreement (the “P&S Credit Line Agreement” and the debt obligation pursuant thereto, the “P&S Credit Line”) with P&S Spirit. The maximum principal available under the Credit Line is $1,050,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal), payable in relation to the then-outstanding principal; consecutive monthly payments of interest only (payable in arrears) are required commencing July 1, 2007; and all unpaid principal, interest and charges are due upon the maturity date of June 1, 2011. Upon default, the entire P&S Credit Line amount (including accrued unpaid interest and any fees) will be accelerated, and the Company would be required to pay any costs of collection. The P&S Credit Line Agreement includes certain affirmative covenants, including, without limitation, a financial reporting requirement (quarterly – 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5:1.0. Both of these covenants had been met as of September 30, 2008.

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

TELES – P&S Spirit Inter-creditor agreement.

Also on February 21, 2008, as contemplated by the TELES Loan Agreement, the Company, TELES and P&S Spirit entered into an Inter-creditor Agreement (the “Inter-creditor Agreement”), relating to the P&S Spirit Credit Line effective February 15, 2008. The description of the Inter-creditor Agreement herein is qualified in its entirety by reference to the full text of the agreement, which is set forth in the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008.

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

Execution of merger agreement.

On February 18, 2008, the Company and Qualmax entered into an agreement by which Qualmax will be merged with and into the Company (the “Merger Agreement” and the merger contemplated thereby, the “ Merger”). As of the date of this filing, the Merger had not been completed. Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2008, and the Company’s Information Statement on Schedule 14C, filed with the SEC on November 6, 2008, for additional information and documentation concerning the Merger and the Merger Agreement.

Results of Operations

Company-wide revenue and gross profit.

Company-wide (referring to the Company’s two principal lines of business, on a consolidated basis) revenue, gross profit and gross profit margin for the three and nine month periods ended September 30, 2008 and 2007, were as follows:

Revenue
Company-Wide
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$4,099,021	$5,080,950	23.96%
June 30	$3,556,768	6,603,387	85.66%
September 30	$4,182,157	5,818,906	39.14%
December 31	$5,263,257	n/a	n/a
Year-to-Date September 30	$11,837,946	$17,503,243	47.86%

Gross Profit
Company-Wide
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$570,550	$704,391	23.46%
June 30	$422,309	1,324,944	213.74%
September 30	$509,455	1,994,009	291.40%
December 31	$794,240	n/a	n/a
Year-to-Date September 30	$1,502,314	$4,023,344	167.81%

Gross Profit Margin
Company-Wide
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	13.92%	13.86%	-0.43%
June 30	11.87%	20.06%	69.00%
September 30	12.18%	34.27%	181.36%
December 31	15.09%	n/a	n/a
Year-to-Date September 30	12.69%	22.99%	81.17%

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

We note that the following percentages are based upon pro forma restated unaudited financial statements for the three and nine month periods ended September 30, 2007 and 2008, showing our former subsidiary, IP Gear, Ltd. (an Israeli company) listed as discontinued operations; furthermore, the following percentages are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service:

	NWB Networks		NWB Telecom
Revenue	as Portion of Company-Wide		as Portion of Company-Wide
for 3 Months Ending and	Revenue		Revenue
Year-to-Date	2007	2008	2007	2008
March 31	29.96%	40.20%	70.04%	59.80%
June 30	27.19%	40.19%	72.81%	59.81%
September 30	37.41%	26.39%	62.59%	73.61%
December 31	36.06%	n/a	63.94%	n/a
Year-to-Date September 30	31.76%	35.60%	68.24%	64.40%

	NWB Networks		NWB Telecom
Gross Profit	as Portion of Company-Wide		as Portion of Company-Wide
for 3 Months Ending and	Gross Profit		Gross Profit
Year-to-Date	2007	2008	2007	2008
March 31	19.11%	53.12%	80.89%	46.88%
June 30	26.61%	57.18%	73.39%	42.82%
September 30	37.60%	30.29%	62.40%	69.71%
December 31	36.56%	n/a	63.44%	n/a
Year-to-Date September 30	27.49%	43.14%	72.51%	56.86%

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

Revenue, gross profit and gross profit margin for the NWB Networks division for the three and nine month periods ended September 30, 2007 and 2008 were as follows:

Revenue
NWB Networks
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$1,228,023	$2,042,401	66.32%
June 30	$966,991	2,653,742	174.43%
September 30	$1,564,526	1,535,641	-0.18%
December 31	$1,898,148	n/a	n/a
Year-to-Date September 30	$3,759,540	$6,231,784	65.76%

Gross Profit
NWB Networks
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$109,015	$374,175	243.27%
June 30	$112,393	757,605	574.04%
September 30	$191,559	603,915	215.27%
December 31	$290,313	n/a	n/a
Year-to-Date September 30	$412,967	$1,735,695	320.30%

Gross Profit Margin
NWB Networks
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	8.88%	18.32%	106.31%
June 30	11.62%	28.55%	145.70%
September 30	12.24%	39.33%	221.06%
December 31	15.29%	n/a	n/a
Year-to-Date September 30	10.98%	27.85%	153.64%

Revenues of our legacy VoIP equipment resale business (VoIP access servers and related equipment, other than TELES and IP Gear, Ltd. products) continued to reflect a declining market for these products at acceptable gross margins. As illustrated below, our legacy equipment business continued to decline in the third quarter of 2008, reflecting declining prices in the market for legacy and refurbished products, a continued effort to reduce or eliminate slow moving legacy inventory, and the Company’s decision to focus more of its resources on the TELES equipment line. Gross profits in our legacy equipment business also continue to remain low, but have increased over recent quarters reflecting recent efforts to eliminate slow-moving inventory.

We believe that our margins are not likely to materially improve in our non-TELES product lines in the near term. Our search for higher margin product lines has resulted in our exclusive distributor status in relation to TELES and IP Gear, Ltd. products.

We believe that the consummation of the Partner Contract with TELES will play a key role in our initiative to improve revenues and margins in our NWB Networks division. In particular, by acquiring IP Gear, Ltd., TELES now offers a more comprehensive product line, and TELES products greatly expand the scope of IP Gear, Ltd.’s product line. Our relationship with TELES as an exclusive distributor in Canada, the United States, Mexico, Guatemala, Honduras  and the Caribbean Islands (and a non-exclusive distributor elsewhere) provides an opportunity for the Company to sell these products at attractive margins, and to build a support and service network for end-users and VARs. In light of the Partner Contract, we plan to focus sales and distribution growth on sales of TELES and IP Gear, Ltd. products and certain other complementary products, for as long as we maintain our distributor relationship with TELES, and to continue to pursue other product sales opportunities on a more opportunistic basis, particularly where complementary to sales of our core TELES and IP Gear, Ltd. product line. We are currently pursuing a sales and marketing campaign in concert with TELES, under the name “TELES USA,” with activity in the United States, Canada and Mexico, to increase recognition of the TELES brand in key industry segments.

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

	2007 NWB Networks Revenue		2007 NWB Networks Revenue
	non- TELES	TELES only	non- TELES	TELES only
Q1	$1,127,874	$100,150	91.84%	8.16%
Q2	$833,349	$133,642	86.18%	13.82%
Q3	$1,018,220	$546,306	65.08%	34.92%
Q4	$557,059	$1,341,089	29.35%	70.65%

2007	$3,536,502	$2,121,187	62.51%	37.49%

	2008 NWB Networks Revenue		2008 NWB Networks Revenue
	non- TELES	TELES only	non- TELES	TELES only
Q1	$748,150	$1,294,250	36.63%	63.37%
Q2	340,896	2,312,847	12.85%	87.15%
Q3	275,215	1,260,426	17.92%	82.08%
Q4	n/a	n/a	n/a	n/a

2008	$1,364,261	$4,867,523	21.89%	78.11%

	2007 NWB Networks Gross Profit		2007 NWB Networks Gross Profit Margin
	non- TELES	TELES only	non- TELES	TELES only
Q1	$89,112	$19,903	7.90%	19.87%
Q2	$45,742	$66,651	5.49%	49.87%
Q3	$42,517	$149,038	4.18%	27.28%
Q4	$(106,989)	$397,333	(19.21)%	29.63%

2007	$70,382	$632,925	1.99%	29.84%

	2008 NWB Networks Gross Profit		2008 NWB Networks Gross Profit Margin
	non- TELES	TELES only	non- TELES	TELES only
Q1	$15,342	$358,832	2.05%	27.75%
Q2	26,962	730,643	7.91%	31.59%
Q3	28,574	575,340	10.38%	45.62%
Q4	n/a	n/a	n/a	n/a

2008	$70,878	$1,664,815	5.20%	34.20%

The majority of our TELES product sales since the sale of out IP Gear, Ltd. subsidiary have been of TELES’s mobile fixed wireless application gateways, marketed under the iGate and vGate product lines. TELES mobile gateways provide a consolidated mobile, public switched telephone network (PSTN) and VoIP gateway solution to carriers and corporate network customers seeking to connect their private branch exchange (PBX) to mobile and VoIP services, and can be added to integrated services digital network (ISDN) and internet protocol (IP) environments for least cost routing and other advanced call routing and rerouting applications. While this has remained a strong market for us in the first three quarters of 2008, it is possible that market demand will slow in the near future, depending on whether VoIP networks in our key markets continue to expand using iGate and vGate technology.

Our exclusive distribution rights for TELES equipment are contingent upon reaching certain minimum purchase thresholds (meaning, the amount of TELES equipment we purchase from TELES). For the fifteen month period ending September 30, 2008, the purchase threshold is $1 million. We have surpassed that threshold as, for the fifteen month period from July 1, 2007 to September 30, 2008, our TELES purchases (for inventory received from TELES) totaled approximately $6 million.

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

Revenue and cost of goods for the IP Gear Connect division (wholesale VoIP services) for the three and nine month periods ended September 30, 2007 and 2008 were as follows:

Revenue
NWB Telecom
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$2,870,996	$3,038,549	5.84%
June 30	$2,589,778	3,949,645	52.51%
September 30	$2,617,632	4,283,265	63.63%
December 31	$3,365,108	n/a	n/a
Year-to-Date September 30	$8,078,406	$11,271,459	39.53%

Gross Profit
NWB Telecom
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$461,536	$330,217	-28.45%
June 30	$309,911	567,339	83.07%
September 30	$317,900	1,390,094	337.27%
December 31	$503,896	n/a	n/a
Year-to-Date September 30	$1,089,347	$2,287,650	110.00%

Gross Profit Margin
NWB Telecom
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	16.08%	10.87%	-32.40%
June 30	11.97%	14.36%	19.97%
September 30	12.14%	32.45%	167.30%
December 31	14.97%	n/a	n/a
Year-to-Date September 30	13.48%	20.30%	50.59%

The comparative periods’ increase in gross profit resulted primarily from higher revenues and a short-term recovery from the loss of one of our key suppliers in the first quarter, which loss also affected second quarter revenues and profits. We remain focused on higher margin niche markets and longer-term vendor relationships, and our increased selectivity has slowed growth to some degree, and increased our exposure to a small number of vendors. The focus on niche markets increases our reliance on a limited number of small telecom carriers operating in foreign countries, whose service may be prone to interruption, and may only be replaced at substantially higher prices or lower quality. Our near-term plan for the NWB Telecom division is to continue to pursue higher gross margin VoIP termination routes from a more diversified group of vendors at a revenue growth rate we are able to maintain and finance. Our longer term plan includes expansion of our carrier and customer service capabilities, by building on the network infrastructure and expertise that we have developed by reselling termination routes.

During the three month period ended September 30, 2008, NWB Telecom has continued to rely upon a concentration of foreign termination service from two vendors (and their affiliates). The following table illustrates, for the three month period ended September 30, 2008, the revenue generated from resale of service purchased from these two vendors, and the related cost, in comparison to the costs and associated revenue of all other NWB Telecom vendors during the period:

3 Months Ended
September 30, 2008	Two Significant Vendors
Revenue (generated from resale of service purchased from vendors)	$2,472,352
Gross Profit (earned from resale of service purchased from vendors)	$744,356
Revenue as Portion of NWB Telecom Division Revenue	57.72%
Revenue as Portion of Company-Wide Revenue	42.49%
Gross Profit as Portion of NWB Telecom Division Profit	53.55%
Gross Profit as Portion of Company-Wide Profit	37.33%

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

From time to time we prepay certain vendors for a portion of future services.  In the event that our vendor is unable to supply the termination services for which we have prepaid, we are unlikely to be able to recover all, if any, of such prepayments.  As we receive the termination services for which we have prepaid, of if we we lose the ability to receive those services, we apply our related prepaid expenses to the cost of goods sold for the NWB Telecom division, thereby directly impacting our gross profits for the division.

We also experienced a customer concentration during the three months ending September 30, 2008. The following table illustrates, for the three month period ended September 30, 2008, the revenue generated from sales of NWB Telecom services purchased by our largest customer, and the related gross profit, in comparison to the gross profit and associated revenue of all other NWB Telecom customers during the period:

3 Months Ended
September 30, 2008	Significant Customer
Revenue (generated from resale of service to customer)	$2,095,029
Revenue as Portion of NWB Telecom Division Revenue	48.91%
Revenue as Portion of Company-Wide Revenue	36.00%

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

2008	Revenue Company Wide	Revenue NWB Telecom	% of Company- Wide Revenue	Revenue NWB Networks (non- TELES)	% of Company- Wide Revenue	Revenue NWB Networks (TELES only)	% of Company- Wide Revenue

Q1	$5,080,950	$3,038,549	59.80%	$748,150	14.72%	$1,294,250	25.47%
Q2	6,603,387	3,949,644	59.81%	340,896	5.16%	2,312,847	35.03%
Q3	5,818,906	4,283,266	73.61%	275,215	4.73%	1,260,425	21.66%
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year	$17,503,243	$11,271,459	64.40%	$1,364,261	7.79%	$4,867,522	27.81%

Summary: company-wide and divisional revenue, gross profit and gross profit margin, on a quarterly and year-end basis, for 2008 year to date.

The following tables duplicate information presented elsewhere in this Item 2, but we believe that the following presentation of that information in a summary format may be helpful to shareholders and potential investors. Reference is made to similar tables showing quarterly and year end results of operations for the year ending December 31, 2007, in the Company’s Form 10-KSB/A filed with the SEC on September 24, 2008, under Item 6, “Management’s Discussion and Analysis or Plan of Operation — Summary: company-wide and divisional revenue, gross profit and gross profit margin, on a quarterly and year-end basis, for 2007.” The following presentation is not intended to substitute for any other portion of this Item 2.

2008	Gross Profit Company Wide	Gross Profit NWB Telecom	% of Company- Wide Gross Profit	Gross Profit NWB Networks (non- TELES)	% of Company- Wide Gross Profit	Gross Profit NWB Networks (TELES only)	% of Company- Wide Gross Profit

Q1	$704,390	$330,217	46.88%	$15,342	2.18%	$358,832	50.94%
Q2	1,324,945	567,339	42.82%	26,962	2.03%	730,643	55.15%
Q3	1,994,009	1,390,094	69.71%	28,574	1.43%	575,340	28.85%
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year	$4,023,344	$2,287,650	56.86%	$70,878	1.76%	$1,664,815	41.38%

2008	Gross Profit Margin Company Wide	Gross Profit Margin NWB Telecom	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin (TELES only)

Q1	13.86%	10.87%	2.05%	27.73%
Q2	20.06%	14.36%	7.91%	31.59%
Q3	34.27%	32.45%	10.38%	45.65%
Q4	n/a	n/a	n/a	n/a

Year	22.99%	20.30%	5.20%	34.20%

Total Company expenses.

Total Company expenses (sales, marketing, general and administrative) for the following periods ended September 30, 2007 and 2008 were as follows:

Total Company Expenses for 3 Months Ending and Year-to-Date Continuing Operations Only	2007	2008	Change
March 31	$1,129,526	$1,550,777	37.29%
June 30	1,095,310	1,529,051	39.60%
September 30	1,139,395	1,559,215	36.85%
Year to Date September 30	$3,364,231	$4,639,043	37.89%

The substantial increase in total expenses for the comparative three month periods is due primarily to increases in bad debt write-offs, trade show and travel, legal and litigation, increased payroll and accounting services. We note that the above figures are based upon financial statements for the periods ended September 30, 2008 and 2007, segregating the 2007 figures for our former subsidiary, IP Gear, Ltd. (an Israeli company), as discontinued operations; the above figures are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service.

Interest.

Interest (Company wide) for 3 Months Ending and Year-to-Date Continuing Operations Only	2007	2008	Change
March 31	$51,082	$17,515	-65.71%
June 30	32,026	18,130	-43.39%
September 30	26,379	30,443	15.41%
Year to Date September 30	$109,487	$66,088	-39.64%

The change over both periods is due primarily to fluctuations in the principal amount of the P&S Term Loan, the P&S Credit Line and the BoA Loan, and differences in interest rates between the loans. (The P&S Term Loan and the P&S Credit Line have been smaller principal amounts at a lower interest rate than the BoA Loan.)

Depreciation and Amortization

Depreciation and Amortization (Company wide) for 3 Months Ending and Year-to-Date Continuing Operations Only	2007	2008	Change
March 31	$108,547	$116,280	7.12%
June 30	107,613	142,165	32.11%
September 30	83,419	142,941	71.35%
Year to Date September 30	$299,579	$401,386	33.98%

Depreciation and amortization for the Company for continuing operations remained unchanged from the second quarter of 2008, reflecting capital investment of the company in switching, routing, and tracking equipment and technology utilized in relation to our NWB Telecom VoIP service business. Our U.S.-based operations have had a very limited amount invested in software technology, and as a result, our current amortization is negligible and not expected to increase in the near term.

Net loss.

The above factors contributed to a net loss for the Company for the nine month period ended September 30, 2008. As a result of the sale of our IP Gear, Ltd. subsidiary to TELES, we are required to restate financials on a pro forma basis for 2007, showing our former subsidiary, IP Gear, Ltd., listed as discontinued operations, and separately reporting the results of operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service.

The Company produced a net profit for the three month period ended September 30, 2008.  The net profit reflects a substantial increase in high margin revenue primarily in the NWB Telecom division, but also reflects continued relatively high margin sales of TELES equipment and reduction in sales of low margin legacy equipment in the NWB Networks division.  However, as of the date of this Quarterly Report management does not believe that it will be able to sustain net profits in the near term, and believes it is probable that the Company will experience a net loss in the fourth quarter of 2008 and a net loss for the fiscal year 2008.  Furthermore, management does not believe that it can accurately predict net profits in fiscal year 2009, but in light of slowing economic growth and a restrictive credit environment believes that it is probable that the Company will experience net losses in 2009.

Management believes that the most likely causes of losses in the fourth quarter of 2008 and early 2009 are slowing product demand in the NWB Networks division and supply interruptions in the NWB Telecom Division.  Demand for the NWB Networks division’s key products appears to be slowing, due to slowing economic growth and restrictive credit environment, and NWB Networks revenues are likely to decline in the fourth quarter of 2008 as a result.  It is not clear whether economic growth and credit availability can rebound as quickly as they deteriorated, and the outlook for 2009 remains cloudy.  Supply of the NWB Telecom’s core services, VoIP termination services in South and Central America and Mexico, has been intermittent throughout 2008, and although supply has been adequate in the third quarter, we are experiencing an interruption of supply from a key vendor in the fourth quarter.  The Company cannot predict its success in securing replacement supply for lost vendor capacity.

The Company’s net losses for the periods ended 2008 and 2007, shown both excluding and including discontinued operations, are as follows:

Continuing Operations Only Net Profit (Loss) (Company wide) for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$(530,517)	$(833,120)	-57.04%
June 30	(661,074)	(141,900)	78.54%
September 30	(623,279)	436,882	170.06%
Year to Date	$(1,814,870)	$(538,138)	70.35%

Continuing and Discontinued Operations Net Loss (Company wide) for 3 Months Ending and Year-to-Date
March 31	$(1,049,219)	$(833,120)	20.60%
June 30	(4,012,733)	(141,900)	96.46%
September 30	(731,079)	436,882	159.76%
Year to Date	$(5,793,030)	$(538,138)	90.71%

The difference between net loss from continuing operations only, as compared to the net loss for continuing and discontinued (meaning, IP Gear, Ltd.), illustrates the impact of the Company’s former subsidiary, IP Gear, Ltd., on the Company’s financial performance. The impact on net loss resulting from the sale of IP Gear, Ltd., is also illustrated, in part, above in “Part I. Financial Information—Item 1. Financial Statements—Note I—Discontinued Operations.”

Following is a summary of total company expenses, interest, amortization and depreciation, other income/expense, and resultant net profit/loss, allocated among our two operating divisions, NWB Telecom and NWB Networks, and showing NWB Networks results for the nine month period ending September 30, 2008:

	Company-			NWB	NWB
Jan 1 - Sep 30, 2008	Wide	Corporate		Telecom	Networks

Gross Profit	$4,023,344	n/a		$2,287,650	$1,735,694
SG&A Expense(1)	$(4,171,568)	$(2,027,513	)(2)	$(1,169,472)	$(974,583)
Interest	$(66,088)	$(55,653)		$(10,367)	$(68)
Depreciation/Amortization	$(401,386)	$(133,654)		$(265,703)	$(2,029)
Other Income (Expense)	$77,560	$62,762		$14,774	$24
2008 Net Loss	$(538,138)	$(2,154,058)		$856,882	$759,038

(1)	Includes management’s determination of sales, general and administrative expenses directly allocable to each division or line of business.

(2)

Includes indirectly allocable expenses, which include, for example, legal and accounting fees, costs of SEC compliance, costs of leasing and operating our facilities in Eugene, Oregon, and certain executive-level management costs.

Liquidity and Capital Resources

The Company’s year-end cash balance and ratio of current assets to current liabilities as of December 31, 2007 and September 30, 2008 are as follows:

	2007	2008
Cash	$2,038,635	$1,216,082
Current Assets	$4,562,197	$5,291,361
Current Liabilities	$2,274,814	$2,986,616
Current Ratio (current assets to current liabilities)	2.01:1	1.77:1
Quick Ratio (cash and accounts receivable to current liabilities)	1.35:1	0.80:1

The Company’s cash utilization rates (meaning, amount of cash used in operations) for both Continuing Operations and Discontinued Operations for the nine months ended September 30, 2008 and 2007 were, respectively, $(786,576) and $(1,821,004). However, the Company’s cash utilization rate for Continuing Operations only for the nine months ending September 30, 2008 and 2007 was $(786,576) and $(413,093) which we believe to be a more direct comparison of the change in our cash position year over year. The biggest element of differentiation between the two years’ numbers is the amount of funds raised from the issue of debt or equity. We experienced $200,000 additional cash inflow from these sources in 2007 than in 2008. . The cash needed to fund operations has been significantly reduced compared to the same period a year ago. However, the company’s liquidity or ability to pay its current obligations from current assets or exclusively from cash has been reduced compared to the same time a year ago as indicated in the ratios above.

Our ability to draw on additional capital resources has been reduced in 2008 from the same time in 2007 due to the company’s having drawn fully on one if its credit facilities. We borrowed a net $550,000 during the first nine months of 2008 and have used all of our facility with P&S Spirit. No capital was raised in the period from equity sources. We still have the full amount of the second of our lines of credit, the TELES Loan which we have not yet drawn any funds on. Its availability to us is contingent upon the completion of the Qualmax merger.

Capital expenditures.

In 2008 we have increased our investment in increased switching capacity for our NWB Telecom unit. In the past, our primary investment in capital had been focused on funding the R&D efforts of our IP Gear, Ltd. subsidiary. In the first six months of 2007, the Company made investments in this subsidiary, until it was sold on July 1, 2007. These capital expenditures are referred to as “Discontinued Operations” in our current financial statements. Capital expenditures by the Company for equipment providing the infrastructure of our telecom services division, NWB Telecom, are referred to as “Continuing Operations” in our current financial statements. Capital expenditures of Continuing Operations for 2007 also include certain expenditures associated with equity-based financing activities. The following chart provides a comparative representation of the capital expenditures and disposals for Continuing Operations over the last seven quarters:

Capital Expenditures of Continuing Operations of New World Brands

Additions and Disposals over the Last Seven Quarters

		Additions	Dispositions	Net Additions

Q1	2007	142,810	—	142,810

Q2	2007	1,809	(12,609)	(10,800)

Q3	2007	20,449	(95,730)	(75,281)

Q4	2007	227,314	—	227,314

Q1	2008	147,746	(60,928)	86,818

Q2	2008	272,400	(1,606)	270,794

Q3	2008	26,534	(30,432)	(3,898)

Comparative Nine Month Ending September 30,

2007	165,068	(108,339)	56,729

2008	446,680	(92,966)	353,714

Change (%)			523.52%

We have been steadily increasing the amount invested in capital expenditures for continuing operations over the last seven quarters. An increase  in 2008 of almost double our 2007 investment reflects our decision to increase total switching capacity and also incorporates hardware and software we have acquired to measure and improve the quality of our services. The dispositions represent the replacement of older technology with newer equipment and/or equipment that is better suited to our business’ needs. We are committed to funding the NWB Telecom unit for its capital needs to maintain its position as a leading edge VOIP telecom carrier. A significant portion of those funds have already been invested and we are starting to see some return in the three months ended September 30, 2008 and feel that it will continue into future quarters.

Future capital needs.

We believe that as a result of the sale of IP Gear, Ltd., our negative cash flow and operating losses should decrease substantially in 2008, and we believe the Company is now better positioned to achieve positive cash flow. However, if high margin sales opportunities are not sustainable, the Company may require additional capital in the near term, and restructure to reduce costs.

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

ITEM 4T.      CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we have evaluated under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, and based on the framework for Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and to present the Company’s financial statements fairly. As a result of the Reverse Acquisition, the Company’s former controls and procedures have been replaced with those formerly of Qualmax, and this Item 4 describes evaluation and operation of the controls and procedures formerly of Qualmax. There has been no change in our internal controls over financial reporting during the three month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Initial hearings on a motion for change of venue were concluded in February 2007. Additional hearings were conducted in late April 2007. The Company was informed that a decision from the French court to maintain venue in France was made in September 2007. The defendants appealed that decision, and on September 18, 2008, the French Tribunal declared the case to be beyond the scope of French jurisdiction, and declined to accept jurisdiction. At present, management believes this matter does not pose any significant financial risk to the Company.

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

Piecom Tech Litigation

As part of the agreement to sell our IP Gear Ltd. subsidiary to TELES, we indemnified and agreed to defend TELES and IP Gear, Ltd. against any liabilities arising from, and will receive any amounts recovered as a result of, any claims from/against Piecom to/from IP Gear Ltd. in the future, beyond July 1, 2007, the date of closing the sale of IP Gear Ltd. to TELES. Piecom had been a vendor to IP Gear, Ltd and was contracted to provide outsourced contract manufacturing services. There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. Release of the escrow funds of $32,000 depends upon the outcome of pending litigation between Piecom and IP Gear, Ltd. Neither of these amounts is represented on the balance sheet of the Company. On preliminary motions, argued in May of 2008, the Court ruled in favor of IP Gear, Ltd. A mediation hearing was conducted in August 2008. A mediation hearing occurred in August of 2008 and the mediator was unable to resolve the matter. Management believes that, at present, this litigation does not pose a material or significant financial risk to the Company.

Additional Disputes

In addition to the matters discussed above, the Company is involved in various disputes that arise in the ordinary course of business.

ITEM 1A.      RISK FACTORS

Factors that could have a material adverse affect on the operations and future prospects of the Company include those factors discussed in our Annual Report on Form 10-KSB/A, filed with the SEC on September 24, 2008, under Item 1, “Description of Business—Certain Risk Factors,” and other factors set forth in this Report, including without limitation under Part I, Item 2, “Management’s Discussion and Analysis—Disclosure Regarding Forward-Looking Statements,” and in our other SEC filings.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Redemption of Shares of Company Stock from B.O.S.

As reported in the Company’s Current Report on Form 8K filed with the SEC on August 22, 2008, on August 18, 2008, the Company as purchaser, and B.O.S. Better Online Solutions, Ltd. (“BOS”), as seller, entered into a Stock Sale and Purchase Agreement (the “BOS-NWB Agreement”), effective as of August 17, 2008 (the “Effective Date”), pursuant to which the Company will purchase from BOS up to 35 million shares (the “BOS Purchase Shares”) of the Company’s common stock, par value $0.01 per share (the “NWB Common Stock”), at a price of $0.025 per share, in installments over a term of up to 31 months. The description of the BOS-NWB Agreement set forth in this Current Report on Form 8-K is qualified in its entirety by reference to the full text of the BOS-NWB Agreement, which is attached as Exhibit 10.1 hereto.

Pursuant to the BOS-NWB Agreement, on September 2, 2008, the Company shall purchase from BOS an initial installment of 5 million shares of NWB Common Stock for a price of $125,000. Thereafter, the Company will purchase a minimum of 1 million additional shares of the NWB Common Stock in monthly installments, at the price of $0.025 per share, for a maximum of 31 months. Shares purchased by the Company pursuant to the BOS-NWB Agreement will be held by the Company as treasury stock. In the event that the Company fails to make its required monthly purchase, BOS shall be released from its undertaking to sell to the Company the then outstanding balance of NWB Stock.  Effective September 30, 2008 the Company completed its purchase of the initial installment of 5 million shares.

As of the Effective Date, BOS was the holder of 16,446,544 shares of the Company’s Common Stock (“BOS’s NWB Stock”) and 3,865,375 shares of the common stock of Qualmax, Inc., a Delaware corporation (“Qualmax”), par value $0.001 per share (“BOS’s Qualmax Stock”). Pursuant to the agreement and plan of merger (the “Merger Agreement”), dated February 18, 2008, between the Company and Qualmax, which Merger Agreement was included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2008 (the “8-K”) and included as Annex A to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on November 6, 2008 (the “14C”), Qualmax and the Company intend to effect a merger (the “Merger”) by which Qualmax will be merged with and into the Company, and Qualmax shareholders will receive shares of NWB Common Stock in exchange for their shares of Qualmax common stock based on the exchange ratio described in the 8-K and the 14C.  If the Merger is completed before the Company has purchased from BOS all of BOS’s NWB Stock in accordance with the BOS-NWB Agreement, BOS’s Qualmax Stock shall be exchanged for newly issued shares of NWB Common Stock based on an exchange ratio as described in the 8-K and the 14C, and such newly issued shares of NWB Common Stock shall be considered part of the BOS Purchase Shares for purposes of the BOS NWB Agreement (up to the total then-remaining unpurchased BOS Purchase Shares).  If the Merger is not completed before the Company has purchased from BOS all of BOS’s NWB Stock in accordance with the BOS-NWB Agreement, BOS’s Qualmax Stock shall be subject to the Company’s purchase rights under the BOS-NWB Agreement on an as-exchanged basis (pursuant to the exchange ratio determined by the Merger Agreement as of the time of each monthly installment sale) up to the total amount of  NWB Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1-30, 2008	5,000,000	$0.025	5,000,000	35,000,000

Total	5,000,000	$0.025	5,000,000	35,000,000

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

NEW WORLD BRANDS, INC.

Dated: November 14, 2008	By:	/s/ M. David Kamrat
M. David Kamrat
Chief Executive Officer and Chairman of the Board

Dated: November 14, 2008	By:	/s/ Shehryar Wahid
Shehryar Wahid
Chief Financial Officer