Form 10-K
period 2008-12-31
NEW WORLD BRANDS INC
filed 2009-04-15
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of this Act.  Yes ☐  No ☒

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

Based on the closing price of $0.04 per share on June 30, 2008, as reported for such date on the Over the Counter Bulletin Board, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $16,739,187.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 15, 2009, there were 411,879,673 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

General

References in this Annual Report on Form 10-K (the “Report”) to the “Company,” “we,” “us,” “our” and similar words are to New World Brands, Inc., commencing with the acquisition of Qualmax, Inc., a Delaware corporation (“Qualmax”), and, with respect to prior historical financial information, to Qualmax. The results of operations of the company’s former subsidiary, IP Gear, Ltd. (“IP Gear, Ltd.”) are reported as discontinued operations, as a result of our sale of IP Gear, Ltd. effective July 1, 2007.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial operations. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, and with our prior filings with the Securities Exchange Commission (the “SEC”).

Disclosure Regarding Forward-Looking Statements - Cautionary Statement

We caution readers that this Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, written, oral or otherwise, are based on the Company’s current expectations or beliefs rather than historical facts concerning future events, and they are indicated by words or phrases such as (but not limited to) “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” “budgeted”,  or “will” and similar words or phrases or comparable terminology. Forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause the Company’s business, strategy, or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections, and therefore there can be no assurance that any forward-looking statement contained herein, or otherwise made by the Company, will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

The Company has a relatively limited operating history compared to others in the same business and is operating in a rapidly changing industry environment, and its ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could have a material adverse affect on the operations and future prospects of the Company on a condensed basis include those factors discussed under Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this report, and include, but are not limited to, the following:

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

“VoIP,” or Voice over Internet Protocol, also called IP Telephony, Internet Telephony, Broadband Telephony, Broadband Phone, Voice over Broadband or Voice over Packet Networks, is the routing of voice conversations over the Internet or through any other internet protocol (“IP”) based network. “GSM” is an acronym for Global System for Mobile Communications, a leading digital cellular system using narrowband TDMA (time division multiple access) that has become a cellular standard in Europe and Asia.

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

The Company’s NWB Networks division was historically operated under the names “Qualmax” and “Qualmax Professional Services,” as well as “IP Gear,” as a distributor and value added reseller (“VAR”) of new, used, and refurbished IP communications equipment made by manufacturers such as Cisco, Quintum, Adtran and other telephony industry leaders. Resale of third-party IP communications equipment was Qualmax’s core legacy business, and the Company’s VAR business continues to be a core revenue component. However, we have refocused our distribution, sales and support efforts on equipment manufactured by TELES. We continue to sell other manufacturers’ equipment, but primarily in support of or complimentary to the sale of TELES equipment.

Since July 1, 2007, the Company has been the exclusive distributor of TELES products in certain North American markets (the United States, Canada, Mexico, all Caribbean nations, Guatemala and Honduras) pursuant to an exclusive distribution agreement. The Company currently promotes and distributes TELES products in those markets, sells directly to large end-user customers and provides support and training services under the assumed business name “TELES USA.” The distribution rights include those products previously manufactured by the Company under the IP Gear name (including the Claro and Quasar brands). TELES USA is part of the NWB Networks division, but because TELES sales represent a substantial and growing part of our equipment reseller business we report TELES revenues and gross profits separate from the sale of other products below under Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Overview of the NWB Telecom Division (VoIP Telephony service provider).

The Company’s NWB Telecom division is a wholesale provider of VoIP termination service, connecting carrier-level buyers and sellers of VoIP service, currently focused on international call routing. We receive VoIP traffic from customers (originating carriers) who are interconnected to our network, and we route the VoIP traffic via IP networks to local service providers and terminating carriers, in the destination countries, from whom we purchase completion or termination services. (Our vendors provide the communications service to complete the calls within the destination country.) We offer this service on a wholesale basis to carriers, VoIP companies, telephony resellers, and other telecommunication service providers. We are party to a number of reciprocal carrier agreements, through which we both buy from and sell to a carrier and offset the parties’ respective fees for termination services. To the extent we sell VoIP equipment (through the NWB Networks division or its subdivision, TELES USA) to our VoIP termination service providers, we may offset accounts receivable for equipment against accounts payable for communication services. We have call termination agreements with local lower-tier service providers in Latin America, Europe, Asia and Africa.

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

Company History

Company History Prior to the 2006 Acquisition of Qualmax, Inc.

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

2006 Reverse Acquisition of Qualmax, Inc.

On September 15, 2006, we sold our subsidiary, International Importers, Inc., and acquired, by way of reverse acquisition, all of the assets and assumed all of the liabilities of Qualmax (the “Reverse Acquisition”).  The Reverse Acquisition marked a change in direction for our business, away from wine and spirits distribution, to the VoIP technology industry.  The Reverse Acquisition was accounted for as a reverse acquisition, with Qualmax being the acquiring party for accounting purposes.  The accounting rules for reverse acquisitions require that beginning with the date of the transaction, September 15, 2006, our balance sheet had to include the assets and liabilities of

Qualmax, and our equity accounts had to be recapitalized to reflect the net equity of New World Brands, Inc.  Our historical operating results will be the operating results of Qualmax. In conjunction with the Reverse Acquisition, in September 2006, we moved our headquarters from Florida to Eugene, Oregon, which was previously the headquarters of Qualmax.

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

Recent Developments

The following describes important Company developments which have occurred from 2007 to date.

P&S Spirit Term Loan.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2007, the Company entered into a Term Loan and Security Agreement (the “P&S Term Loan Agreement” and the debt obligation pursuant thereto, the “P&S Term Loan”) with P&S Spirit, LLC, a Nevada limited liability company (“P&S Spirit”) in the principal amount of $1,000,000. The P&S Term Loan proceeds were used by the Company to repay all outstanding principal, interest and fees payable to Bank of America, N.A. (“BoA”) under the BoA Loan, and to pay certain professional fees associated with preparation and negotiation of the P&S Term Loan Agreement.

As discussed below under Item 1 “Description of Business — Repayment of P&S Term Loan,” the P&S Term Loan was repaid in two payments, the first in the amount of $500,000 in August 2007, and the second in the amount of $500,000 in February 2008.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director of the Company as well as a shareholder of the Company and its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

P&S Spirit Credit Line.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007, on and effective May 31, 2007, the Company entered into a Credit Line and Security Agreement (the “P&S Credit Line Agreement” and the debt obligation pursuant thereto, the “P&S Credit Line”) with P&S Spirit. The maximum principal available under the Credit Line is $1,050,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal), payable in relation to the then-outstanding principal; consecutive monthly payments of interest only (payable in arrears) are required commencing July 1, 2007; and all unpaid principal, interest and charges are due upon the maturity date of June 1, 2011. Upon default, the entire P&S Credit Line amount (including accrued unpaid interest and any fees) will be accelerated, and the Company would be required to pay any costs of collection. The P&S Credit Line Agreement includes certain affirmative covenants, including, without limitation, a financial reporting requirement (quarterly — 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5:1.0. Both of these covenants had been met as of December 31, 2008 and continue to be met as of the date of filing this Form 10-K.

The P&S Credit Line Agreement grants P&S Spirit a security interest with respect to all of the Company’s assets, but was subordinated to the P&S Term Loan. The P&S Credit Line Agreement is also guaranteed by a corporate Guaranty issued by Qualmax (which, pending completion of the contemplated merger of Qualmax into the Company, held a controlling interest in the Company), and a security interest in the assets of Qualmax (consisting solely of 298,673,634 shares of Common Stock). Copies of the P&S Credit Line Agreement, P&S Credit Line Note, Guaranty of Qualmax, Collateral Pledge Agreement by Qualmax, and the Collateral Pledge Agreement by the Company, were included as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007.

On February 21, 2008, the Company drew $500,000 in principal on the P&S Credit Line in order to satisfy in full its obligations under the P&S Term Loan Agreement, as discussed in more detail below under “Repayment of P&S Term Loan.”

On May 22, 2008 the Company drew $225,000, and on May 23, 2008, the Company drew an additional $225,000; adding up to a total of $550,000 in principal drawn on those dates on the P&S Credit Line, and leaving no further amounts available for borrowing by the Company under the P&S Credit Line.

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

Pursuant to the Final Agreement, the Company agreed to sell all of the outstanding capital stock of its wholly-owned subsidiary, IP Gear, Ltd., to TELES for a purchase price consisting of: (i) a payment at closing of $1.5 million and (ii) an earn out equal to 10% of TELES’ worldwide revenues (including revenues of TELES’ affiliates) within TELES’ CPE Product Line (as defined in the Final Agreement) for a period of four years after closing. The total earn out payments shall not be less than $750,000 (the “Minimum Earn Out”), and shall not be subject to a cap. The Minimum Earn Out shall be paid in quarterly amounts of $46,875, each quarterly payment due within 90 days of the close of the quarter, commencing with the quarter ended September 30, 2007. In the event the Minimum Earn Out is exceeded, the differential amount is due within 90 days after June 30 on each of 2008, 2009, 2010 and 2011.

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

TELES Distributorship.

In accordance with the Final Agreement, the Company and TELES entered into a contract (the “Partner Contract”) relating to the promotion, marketing, sale and support of certain products of TELES and IP Gear, Ltd., pursuant to which the Company became the exclusive distributor of TELES and IP Gear, Ltd. products in North America (including the United States, Canada, Mexico, all Caribbean nations, Guatemala and Honduras), and a non-exclusive distributor in other markets. In connection therewith, TELES granted the Company a marketing subsidy of 5% of total annual purchases and additional marketing support in the amount of $200,000 per year for a period of two years (and for an optional third year, based on revenues, if agreed mutually by the parties), and TELES granted the Company an inventory credit line in the initial amount of $200,000 (the “Inventory Credit Line”), which has been increased based upon subsequent sales performance by the Company. The Company received the first year’s $200,000 marketing subsidy as follows; $100,000, received as of March 31, 2008 in the form of a credit memo offset against accounts payable to TELES for inventory purchases and $100,000, received as of December 31, 2007 in the form of a direct cash payment.

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

The obligation of TELES to make advances to the Company pursuant to the TELES Loan Agreement is subject to the satisfaction of certain conditions, including without limitation, the following:

•                  Complete consummation of the merger of Qualmax with and into the Company;

•                  As of the closing date and the date of each advance, no default or event of default under the P&S Credit Line Agreement and all related documents thereto shall have occurred and remain outstanding or uncured; and

•                  All obligations of the Company owed to P&S Spirit under the P&S Term Loan Agreement shall have been irrevocably repaid in full, and the obligations under any related guarantees, stock pledges and other loan documents securing the obligations of the Company under the P&S Term Loan Agreement shall have been released (on February 21, 2008, effective February 15, 2008, the Company repaid all outstanding obligations under the P&S Term Loan Agreement, in the amount of $500,000).

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

The TELES Loan Agreement grants TELES a security interest with respect to all of the Company’s assets, subject to the terms of the Inter-creditor Agreement (as defined below).  The company executed on a portion of this agreement in December of 2008 by offsetting $600,000 of trade payables due to TELES towards the loan facility. In December of 2008 TELES agreed to forgo enforcement of the TELES Loan Agreement provision requiring the completion of the Merger Agreement between Qualmax and the Company, and further agreed to reduce the TELES Loan interest rate from 7% per annum to 5% per annum. The Company then executed on a portion of the TELES Loan Agreement in December of 2008, by further agreement with TELES, by offsetting $600,000 of trade payables due to TELES and treating the offset as principal of the TELES Loan. Further, In January of 2009, by agreement with TELES, $400,000 cash was drawn on the TELES Loan, leaving no additional amounts available to the Company under the TELES Loan Agreement.

TELES — P&S Spirit Inter-Creditor Agreement.

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

On February 21, 2008, the Company drew $500,000 on the P&S Credit Line for the purpose of repayment in full of the Company’s obligations under the P&S Term Loan Agreement.

On May 22, 2008 the Company drew $225,000, and on May 23, 2008, the Company drew an additional $225,000; adding up to a total of $550,000 in principal drawn on those dates on the P&S Credit Line, and leaving no further amounts available for borrowing by the Company under the P&S Credit Line.

Redemption of Shares of Company Stock from B.O.S.

As reported in the Company’s Current Report on Form 8K filed with the SEC on August 22, 2008, on August 18, 2008, the Company as purchaser, and B.O.S. Better Online Solutions, Ltd. (“BOS”), as seller, entered into a Stock Sale and Purchase Agreement (the “BOS-NWB Agreement”), effective as of August 17, 2008 (the “Effective Date”), pursuant to which the Company agreed to purchase from BOS up to 35 million shares (the “BOS Purchase Shares”) of the Company’s common stock, par value $0.01 per share (the “NWB Common Stock”), at a price of $0.025 per share, in installments over a term of up to 31 months.  On September 30, 2008 the Company completed its purchase of the initial installment of 5,000,000 shares from BOS, and has to date purchased 6,600,000 BOS Purchase Shares from BOS under the BOS-NWB Agreement for a total purchase price of $165,000.

Execution of Qualmax  Merger Agreement.

On February 18, 2008, the Company and Qualmax entered into an agreement by which Qualmax agreed to be merged with and into the Company (the “Merger Agreement” and the merger contemplated thereby, the “Merger”). Reference is made to the Company’s  Current Report on Form 8-K, filed with the SEC on February 22, 2008, and the Company’s Information Statement on Schedule 14C, filed with the SEC on November 6, 2008, for additional information and documentation concerning the Merger and the Merger Agreement.

The Qualmax merger was incomplete as of December 31, 2008. After the end of the filing period, on January 23, 2009, the Company completed the merger, as reported on the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2009, which is incorporated herein by reference. Pursuant to a fairness hearing conducted in the State of Oregon on January 23, 2009 (the “Fairness Hearing”), the Director of the State of Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (the “Director”), found that the Merger was fair, just and equitable, and free from fraud. As a result of the Fairness Hearing, the Company obtained a valid exemption from registration under Section 3(a)(10) of the Securities Act of the shares of common stock of the Company issuable to the stockholders of Qualmax in connection with the Merger. At a special meeting of the stockholders of Qualmax immediately following the Fairness Hearing the stockholders of Qualmax approved the Merger Agreement and the transactions contemplated thereunder.

In accordance with the Merger Agreement, all conditions and prerequisites to the Merger have been met and completed, and the Merger Agreement has been consummated effective January 23, 2009. There have been no amendments, material or otherwise, to the Merger Agreement as effective February 18, 2008 and previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2008. Qualmax shares are in the process of being converted into shares of the Company, at the conversion rate of 13.348308 Company shares for each share of Qualmax stock.

Employees

As of March 6, 2009, we had approximately 26 full-time employees and 1 part-time employee, all based in our Eugene, Oregon headquarters (including outside sales and remote technical support staff reporting to management in Eugene). None of our employees is a member of a labor union, and we have never experienced a work stoppage.

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

We believe that our exclusive distribution relationship with TELES may also give us a competitive edge over other distributors and resellers. We believe that TELES has well developed R&D and manufacturing capabilities, and we believe that TELES has demonstrated its willingness and ability to adapt its products to changing market needs and specific opportunities, particularly in emerging VoIP markets in the Americas. We hope that, as our sales and support teams continue to work closely with TELES product development teams, we will be able to provide products meeting the niche opportunities and new technology opportunities that our sales staff and management team identify in emerging markets. However, TELES products face stiff competition from a variety of other manufacturers, and while we consider TELES a well managed technology company, TELES remains a relatively small player in the industry compared to organizations such as Cisco and Siemens. In addition, larger telecom service providers, particularly “tier 1” providers and government-sponsored foreign providers, continue to develop their own internal products, potentially competing with products they would otherwise buy from companies like TELES, thus competing with sales opportunities for products such as those manufactured by TELES.

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

ITEM 1A.               RISK FACTORS

There are a number of important factors that could cause our business, financial condition, cash flows, and results of operations to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors about which we may or may not yet be aware. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Report and our other public filings. IF ANY OF THE FOLLOWING OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATION COULD ALL SUFFER.

Risks Associated with the Business in General

Our Results of Operations May Fluctuate.

Our revenue and results of operations have fluctuated and will continue to fluctuate significantly from quarter to quarter in the future due to a number of factors, including but not limited to, those discussed below, some of which are not in our control. Because of these factors and others, we cannot rely on quarter-to-quarter or year-to-year comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors, or our own estimates. Such a discrepancy could cause the price of our Common Stock to decline significantly and adversely affect profitability.

We Finished Fiscal Year 2008 with a Net Loss, and are Likely to Incur Losses During the 2009 Fiscal Year, and Our Future Sales Levels and Ability to Achieve Profitability are Unpredictable.

For the one year period ending December 31, 2008, we experienced a net loss before income taxes of $1,620,037. We may experience a net operating loss for fiscal year 2009. Our operating history is limited, our business has changed rapidly over the past three years, and we are competing in an emerging technology industry. We cannot be assured that profitability will be achieved, or if it is achieved that it will continue, in upcoming quarters or years, nor can we be assured that we will be able to improve operating margins or increase revenues, or adequately control our operating expenses.

Generally, the global economic slowdown, combined with unprecedented currency volatility, resulted in a sharp pull back in global telecommunications infrastructure spending in the second half of 2008, particularly in the fourth quarter of 2008. In 2008, NWB’s net sales and profitability were negatively impacted by these factors primarily as a result of slowing demand for the telecommunications equipment sold and distributed by the Company’s NWB Networks division.

We May Need Additional Near-Term Capital.

We may need additional capital to continue to pursue our current business model, and there can be no assurance that adequate capital will be available to us on acceptable terms as needed. Our business plan calls for the expansion of sales and support of the IP telephony products and services we sell, including expansion through acquisitions, to enterprises in geographical markets where we currently do not operate. If we are not able to secure adequate capital, we may have to delay the implementation of our business plan, and potentially discontinue non-profitable business operations. Our ability to obtain additional financing is subject to a number of factors, including general market conditions, our operating performance, our financial condition, and investor acceptance of our business plan. The economic downturn and the current challenges facing the financial markets may make it difficult for us to raise capital, or to raise capital on terms acceptable to the Company. We can provide no assurance that we will be able to obtain necessary financing, or if financing is available that the terms will be favorable to existing stockholders or acceptable to our Board. If future capital investment is made available, existing shareholders may experience dilution of their stock ownership positions in order for us to secure that additional investment.

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

International Governmental Regulation and Legal Uncertainties Could Limit Our Ability to Provide Current Services or Could Increase Our Costs, or Subject Us to Legal Liability.

Regulatory treatment of Internet telephony outside the United States varies from country to country. In many countries in which we purchase termination services, the status of the laws or contracts that may relate to our services, including their interpretation and enforcement, is unclear. We cannot be certain that our customers, local service providers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, or that they or we will be able to comply with existing or future requirements. We provide our services in reliance on local service providers that may be subject to telecommunications regulations in their home countries. In some of those countries, licensed telephony carriers, as well as government regulators and law enforcement authorities may question the legal authority of our local service providers and/or our legal authority. Because of our relationships with resellers, some countries or local service providers may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to regulatory action such as fines or penalties, including asset forfeitures. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. If foreign governments or other bodies begin to impose related restrictions on VoIP or our other services or otherwise enforce laws or regulations against us, our affiliates, or our vendors, such actions could have a material adverse effect on our operations. In addition, deregulation of the communications markets in developing foreign countries may not continue, and incumbent providers, trade unions, and others may resist legislation directed toward deregulation and may resist allowing us to interconnect to their network switches. Governments and regulations may change, resulting in reduced availability of licenses and/or cancellations or suspensions of licenses, confiscation of equipment, and/or rate increases; the instability of the regulations applicable to our businesses and their interpretation and enforcement in these markets could materially and adversely affect our business.

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

Dependence on Vendors

Our distribution of TELES products, through our exclusive distributorship agreement with TELES for North America, the Caribbean, and parts of Central America, with rights to sell elsewhere, forms a significant part of our business. The Company has no manufacturing capacity, and the majority of telecommunications equipment that we sell is manufactured by TELES. In the event that TELES would be unable or unwilling to supply telecommunications equipment to the Company, we would be materially impacted.

Dependence on Customers

Historically, a substantial portion of our revenue for the NWB Networks division has been derived from large purchases by a small number of network equipment providers, systems integrators, and distributors. We do not enter into long-term sales agreements in which the customer is obligated to purchase a set quantity of our products. Based on our experience, we expect that our customer base may change from period to period. If we lose a large customer and fail to add new customers there could be a material adverse effect on our results of operations.  One customer accounted for more than 10% of NWB Networks revenues during the year ending December 31, 2008 and our top ten customers accounted for a significant amount of our business. Although we continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

The NWB Telecom division derives a significant amount of revenue from a relatively small number of clients. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. Two customers accounted for 10% or more of NWB Telecom revenues during the year ending December 31, 2008, and our top ten customers accounted for a significant amount of our business. Although we to continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

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

We May Be Unable to Manage Our Growth and Multiple Business Lines Effectively.

We have actively expanded our operations in the past and seek to continue to expand them in the future. In 2007 and 2008, we undertook a series of restructurings of our operations involving, among other things, the expansion of our workforce and corporate headquarters, the consolidation of our equipment reseller operations and change of focus to TELES products, and the sale of our Israel-based manufacturing subsidiary, IP Gear, Ltd. The implementation of these restructurings in 2007 and 2008 has placed, and in 2009 will continue to place, a significant strain on our management systems and financial resources. In addition, our business requires us to focus on multiple business lines simultaneously. We are a young company with a limited operating history, and our management team regularly faces new challenges. None of our senior executives has operated a public reporting company before. To continue to compete in the highly competitive and rapidly developing IP communications industry we will be forced to quickly adapt to changing market conditions in multiple areas, such as shifts in capital needs, in fundamental communications technologies, and in product lines and supply sources, and there can be no assurance management can meet these challenges.

Business Acquisitions, Dispositions, Joint Ventures, or Private Equity Transactions Entail Risks and May Disrupt our Business, Dilute Stockholder Value or Distract Management Attention.

We have grown in part through the acquisition of companies, products, or technologies. We expect to continue to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or that they will not materially and adversely affect our business, operating results, or financial condition. If we make any further acquisitions, we may issue stock that would dilute our existing shareholders’ percentage of ownership, and we may incur substantial debt, and/or assume contingent or unknown liabilities. In the event of any equity-based financing transaction, we will need to secure additional capital. Such equity may have rights and preferences superior to the Company’s outstanding Common Stock, and the issuance of such equity by the Company will dilute the ownership percentage of the Company’s existing shareholders.

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

We Extend Credit to Customers for Product Purchases, Creating Bad Debt Risk.

A substantial portion of our receivables result from credit extended to customers for purchases of our products and services. We cannot be sure that we will be able to collect all of these accounts receivable. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and may provide services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers. Although such losses in the past have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our results and financial condition.

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

•                  tariffs and other trade barriers, exchange controls, or other currency restrictions;

•                  difficulty in collecting receivables;

•                  difficulty in adapting to changes in foreign technological environments;

•                  the need to customize marketing and product features to meet foreign requirements;

•                  inadequate protection of intellectual property in countries outside the United States; and

•                  foreign political and economic instability, particularly in emerging markets where VoIP growth is robust.

We may not be able to overcome some of these barriers and may incur significant costs in addressing others. In addition, foreign currency fluctuations may affect the prices of our products. Our prices for TELES products are denominated in Euros, but otherwise our sales prices are primarily denominated in U.S. Dollars. Our revenues are therefore affected by fluctuations in the Euro/Dollar exchange rate. To the extent that the Dollar loses value relative to the Euro, our pricing strength and gross margins will be negatively affected: the currency of most of our customers and our fixed costs (Dollars) would become less valuable relative to the currency of our primary equipment vendor, TELES (Euros). In addition, some of our expenses are denominated in Mexican Pesos. To the extent that the Dollar loses value relative to the Peso, our margins could be negatively affected.

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

Our Business Could be Disrupted by Systems Failure.

Our operations are dependent on the reliability of information, telecommunication, and other systems that are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service, and general accounting functions. Interruption of our information systems, Internet, or telecommunication systems could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We Face Increased Expenses as a Result of Being a Public Company.

The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect that our general and administrative expenses, in particular legal, accounting, and IT systems expenses, will increase as a result of our efforts to comply with applicable securities laws, in particular with the Sarbanes-Oxley Act. In addition, we are in the process of evaluating our existing internal controls over financial reporting systems, in the effort to make ourselves compliant with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act, in preparation of that being required in the 2009 fiscal year. This process will divert internal resources, and may force us to implement new internal controls and reevaluate our financial reporting, or hire additional personnel, in order for us to comply with Section 404. If we are unable to effectively implement these changes, it could harm our operations and financial results, and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors.

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

Rapid Technological Change and Inventory Obsolescence.

The VoIP telecommunication industry is characterized by rapid technological change and frequent introductions of new or enhanced products. To timely meet demand and obtain better purchase pricing, we may be required to carry significant inventory levels of certain products, which subject us to increased risk of inventory obsolescence. We participate in first-to-market and end-of-life purchase opportunities, both of which carry the risk of inventory obsolescence. Special purchase products are sometimes acquired without return privileges, and there can be no assurance that we will be able to avoid losses related to such products if the related purchase contract is not completed. In addition, as illustrated below in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” we currently sell used or refurbished products, as well as new products. Manufacturers with large market share, particularly Cisco, may release new generations of products that make used or refurbished products obsolete or unattractive, and Cisco and other manufacturers may release new generations or types of products that make the new products we hold in inventory or otherwise sell or distribute obsolete or unattractive. The risk of rapid technological change is tied to the risk of customer and vendor concentrations: If, as a result of technological or other change, the demands of our key customers or the supplies of our key vendors no longer correspond, our revenues may suffer, or we could be forced to seek new customers, new suppliers or both.

Concentrated Vendor/Product Risk.

Since the sale of our IP Gear, Ltd. subsidiary and entry into an exclusive distribution agreement with TELES, we have been relying to an increasing degree upon TELES for supply of the VoIP equipment that we distribute and sell. In fact, nearly all of our profitable equipment sales since the sale of our IP Gear, Ltd. subsidiary have been of TELES equipment. If TELES is unable to continue to supply high-demand equipment at attractive prices, our revenues, and/or gross profits will decline. In addition, we are subject to a risk of supply interruption if TELES’ business suffers or if our relationship with TELES suffers. We derive a substantial portion of our revenues from sales of the TELES iGate and vGate product lines, and we expect that these products will continue to account for a significant portion of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of development or deployment of new products, features, and technologies could cause a significant decrease in our revenues and profitability. Aside from TELES, one other vendor accounts for more than 10% of NWB Networks’ costs paid to vendors.

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

Historical Dependence on a Small Number of Customers (Concentrated Customer Risk), the Loss of, or Reduction in, Purchases by any of which Could Have a Material Adverse Effect on our Revenue.

Historically, a substantial portion of our revenue has been derived from large purchases by a small number of network equipment providers, systems integrators, and distributors. We do not enter into long-term sales agreements in which the customer is obligated to purchase a set quantity of our products. Based on our experience, we expect that our customer base may change from period to period. If we lose a large customer and fail to add new customers there could be a material adverse effect on our results of operations.  One customer represented more than 10% of NWB Networks’s revenues during the year ending December 31, 2008, and our top ten customers accounted for a significant amount of our business. Although we continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

The current credit crisis has affected the world markets and has severely restricted access to capital, and has materially impacted the Company’s ability to sell telecommunications hardware. Our customers are, and may continue to be, less willing and able to make capital investments than in the past.

With carrier and service-provider customers, this has translated into the cancellation and delay of many projects, including major infrastructure projects, of which our switching and gateway products are often a major component.

Small business and enterprise customers could benefit from the cost savings generated by the installation of TELES equipment. Even so, many are reluctant to make the investments necessary, or unable to access the credit needed, to move such projects forward. To overcome such reluctance, we have increased our marketing efforts and worked diligently with our distributors and resellers; encouraging them to provide trade credit, and equipment trials to demonstrate the savings features of our products. Additionally, we have continued to develop our channel sales initiatives to broaden our distribution, create greater market awareness of our offerings, and access new markets.

Chief among these markets are the small business space and the government space. These efforts are highly dependent on the willingness and ability of our distributors and resellers to invest in the technical and marketing skills and methods needed to bring new products to their product lines. Such investment has been noticeably reduced on their part, and that reduction presents an additional risk to NWB going forward. We continue to see interest in our products and our channel sales program, but the velocity of adoption has been slower than expected. The possibility that the velocity of program adoption will continue to lag behind projections represents another risk to the Company.

Risks Most Specific to Our NWB Telecom Division (Wholesale VoIP Service Provider).

The following are certain risks we consider most important to the NWB Telecom division of our business, but these risks should be read in connection with all the other risks described herein (including those specific to other divisions).

Concentrated Customer Risk.

We derive a significant amount of our revenue from a relatively small number of clients. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. Each of two customers accounted for 10% or more of NWB Telecom revenues during the year ending December 31, 2008, and our top ten customers accounted for a significant amount of NWB Telecom revenues during the year ending December 31, 2008. Although we continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

Potential for Key Supplier Interruptions.

We had three vendors who accounted for over 10% of NWB Telecom revenue each in 2008. Furthermore, we do not rely upon or maintain any long term supply or termination service contracts, and all of our vendor agreements are terminable at will by either party without notice. In addition, our suppliers rely upon short term contracts or arrangements with other local service providers, including tier 1 service providers, to supply termination routes; these contracts or arrangements may also be terminated upon short notice. Therefore, our VoIP service business is subject to supply disruptions that are not within our control and that could have a material adverse effect upon the NWB Telecom division’s financial results.  In fact, our NWB Telecom division has experienced loss or interruption of key suppliers, including suppliers who each accounted for over 10% of NWB Telecom revenue during 2008, and the loss or interruption substantially negatively impacted NWB Telecom’s revenue and gross profit.

In addition, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership, and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. Finally, we will not be able to increase our VoIP service traffic if Internet infrastructure does not continue to expand to more locations worldwide, particularly into emerging markets and developing nations. The risk of negative impact on our gross profit due to supply interruptions is increased by our recent reliance on a small number of vendors offering relatively high-margin VoIP termination services in foreign countries.

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

Single Points of Failure on Our Network, or Computer Vandalism, May Make our Business Vulnerable.

We currently operate two principal network operations centers, one in our Eugene, Oregon facility and one in a leased collocation facility in New York, New York. In some cases, we have designed redundant systems, provided for excess capacity, and taken other precautions against platform and network failures, as well as facility failures relating to power, air conditioning, destruction, or theft. Nonetheless, some of our infrastructure and functionality, including that associated with certain components of our wholesale business, such as switching or routing equipment, operate as a single point of failure, meaning failures of the type described may prohibit us from offering services. If the overall performance of the Internet is seriously downgraded by website attacks, failure of service attacks, or other acts of computer vandalism or virus infection, our ability to deliver our communication services over the Internet could be adversely impacted, which could cause us to have to increase the amount of traffic we must carry over alternative networks, including the more costly public switched telephone network. In addition, our business interruption insurance may not cover losses we could incur because of any such disruption of the Internet.

20

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

Our common shares are sporadically and thinly-traded on the over-the-counter market on the OTC Bulletin Board (the “OTCBB”), meaning that the number of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and the fact that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a company with an operating history as limited as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

Voting Control by Principal Stockholders.

As of March 6, 2009, M. David Kamrat and Noah Kamrat, father and son, together with their spouses (collectively, the “Kamrat Family”), beneficially control approximately 38.3% of our Common Stock, largely due to their prior ownership of Qualmax common stock; P&S Spirit, an entity controlled by Dr. Selvin Passen and Jacob Schorr, Ph.D., together with Dr. Selvin Passen separately, also beneficially controls approximately 41.3% of our Common Stock. Therefore, the members of Kamrat Family, P&S Spirit, and Dr. Passen collectively are able, indirectly as a result of their influence on matters requiring Company shareholder vote, to significantly influence the vote on matters requiring our stockholders’ approval, including the election of directors. For more information regarding stock ownership of principal shareholders see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”   As a result, our directors and executive officers beneficially own a substantial portion of our outstanding common stock.  These holders, if they were to act together, would likely be able to direct the outcome of matters requiring approval of the stockholders including the election of new directors and other corporate actions.  These decisions may conflict with the interests of our other stockholders.

ITEM 2.        DESCRIPTION OF PROPERTY

Our U.S. operations are headquartered in Eugene, Oregon, in leased commercial premises in two buildings, located at 340 W. 5th Avenue and at 488 Lincoln Street. The principal terms and lease payment obligations are discussed in more detail under Item 8, “Financial Statements and Supplementary Data — Note K.”

ITEM 3.        LEGAL PROCEEDINGS

MPI Litigation

On September 15, 2006, we sold our subsidiary, International Importers, Inc., and acquired, by way of reverse acquisition, all of the assets and assumed all of the liabilities of Qualmax (the “Reverse Acquisition”).

As a result of the Reverse Acquisition, the Company assumed the liabilities of Qualmax.  Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense.  As a part of the Company’s assumption of liabilities and indemnification, it assumed the Qualmax litigation styled as S.A.R.L. Bosanova v. S.A.R.L. Media Partners International MPI,  Societe BOS Better Online Solutions Limited, and Qualmax Inc. Case No. R.G. N 07-08379 in which Qualmax was a defendant in such litigation which was filed in 2007 before the Trade Tribunal of Nanterre, France.

On or about September 18, 2008, the French Tribunal at Versailles overruled a lower Court ruling in the matter; declared the case to be beyond the scope of French jurisdiction; and ordered the plaintiffs to pay a nominal sum of 2,000 Euros to BOS. As of March 6, 2009, there have been no changes in the status of the subject matter.  At present, management does not believe that this matter poses any significant financial risk to the Company.

Blackstone Litigation

On August 10, 2006 Qualmax was named as a defendant in a lawsuit styled as Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.  The Complaint in the matter included causes of action against Qualmax and Carlos Bertonnatti, Worldwide PIN Payment Corp. for misappropriation of trade secrets and corporate opportunity, and tortious interference with plaintiffs’ contract with a third party.  The Company also assumed the liability and indemnification included in this matter.

Without admitting any liability or wrongdoing on its part, on April 1, 2008, effective as of March 31, 2008, the Company entered into a settlement agreement in this case pursuant to which, the Company paid plaintiffs the sum of $50,000 toward plaintiffs’ costs of litigation, and in exchange, plaintiffs released the Company from all claims asserted by plaintiffs or otherwise arising against the Company. All claims against the Company have been dismissed with prejudice. At present, management does not believe that this matter poses any material or significant financial risk to the Company

Piecom Tech Litigation

Effective July 1, 2007 we sold our subsidiary, IP Gear Ltd., to TELES (“TELES Agreement”).   A material aspect of the TELES Agreement, included a commitment of the Company to indemnify, hold harmless and defend TELES and IP Gear, Ltd. against any liabilities arising from the Piecom Tech litigation (herein),  As a part of the consideration for such an obligation, the Company is entitled to the proceeds, if any, of the Piecom Tech litigation.

IPGear was named as a defendant in a lawsuit styled Piecom Tech. Israel Ltd. v. IPGear Ltd., Case No, 26-05166-07-5, in the Herzliyah, Israel Regional Court. Piecom Tech. had been a vendor to IP Gear, Ltd and was contracted to provide outsourced contract manufacturing services. There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. Release of the escrow funds of $32,000 depends upon the outcome of pending litigation between Piecom and IP Gear, Ltd. Neither of these amounts is represented on the balance sheet of the Company. On preliminary motions, argued in May of 2008, the Court ruled in favor of IP Gear, Ltd. A mediation hearing occurred in August of 2008 and the mediator was unable to resolve the matter. Management believes that, at present, this litigation does not pose any material or significant financial risk to the Company.

Additional Disputes

In addition to the matters discussed above, the Company is involved in various disputes that arise in the ordinary course of business.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously disclosed on Current Report on Form 8-K filed with the SEC on December 15, 2008, a special meeting of the Company’s stockholders was held December 9, 2008 at the Company’s headquarters at 340 W. 5th Avenue, Eugene, OR 97401 (the “Special Meeting”).  A quorum, consisting of stockholders holding greater than a majority of the Company’s outstanding voting shares entitled to vote on the matter, was present at the Special Meeting, and the stockholders present at the Special Meeting voted unanimously to approve (1) the Merger Agreement and the transactions contemplated thereunder, as described in more detail above under Item 1, “Description of Business – Recent Developments,” and as previously described  in Definitive Schedule 14C filed with the SEC on November 7, 2008, and (2) the 2008 Stock Option Plan, as previously described in Definitive Schedule 14C filed with the SEC on November 7, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock is currently traded on the OTCBB under the symbol “NWBD.OB.” The following table sets forth, for the fiscal quarters indicated, high and low sale prices for the Common Stock on the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. (NASD). The information below reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.   There was little trading in our common stock during the period reflected.

	Low Sale	High Sale
Fiscal Year Ended December 31, 2008
First Quarter	$0.030	$0.100
Second Quarter	0.010	0.060
Third Quarter	0.020	0.050
Fourth Quarter	0.010	0.040

Fiscal Year Ended December 31, 2007
First Quarter	$0.085	$0.085
Second Quarter	0.170	0.200
Third Quarter	0.050	0.080
Fourth Quarter	0.040	0.050

Stockholders

As of March 6, 2009, there were approximately 1,000 holders of record of our Common Stock.

Dividends

To date, we have not paid any cash dividends on our Common Stock and we do not contemplate the payment of cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Stock Option Grants

For the twelve months ended December 31, 2008, we granted no stock options.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2008, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	—	—	2008: 41,500,000
Equity compensation plans not approved by stockholders	2,920,000	$0.20	2001: 2,080,000

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

Pursuant to the Subscription Agreement, the Company agreed to sell to P&S Spirit, and P&S Spirit agreed to purchase: (i) on the date of closing: (A) 11.160454 shares of Preferred Stock of the Company, par value $0.01 per share, which shares of Preferred Stock are convertible into 33,333,333 shares of the Company’s Common Stock, par value $0.01 per share, at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock), for an aggregate purchase price of $3,000,000; and (B) a Warrant to purchase an additional 9.300378 shares of Preferred Stock at an exercise price of $268,806.27 per share (equivalent to $0.09 per share of Common Stock); (ii) upon the satisfaction of certain conditions set forth in the Subscription Agreement, Tranche B-1 Shares (i.e., an additional 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock), at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock), for an aggregate purchase price of $1,000,000; and (iii) upon the satisfaction of certain conditions set forth in the Subscription Agreement, the Tranche B-2 Shares (i.e., an additional 3.720151 shares of Preferred Stock, convertible into 11,111,111 shares of Common Stock), at a price of $268,806.27 per share of Preferred Stock (equivalent to $0.09 per share of Common Stock), or an aggregate purchase price of $1,000,000. In addition, as part of the transaction, the Kamrats agreed to transfer a total of 3,827,655 shares of common stock, par value $0.01 per share, of Qualmax to P&S Spirit, and in consideration of the Kamrats’ agreement the Company agreed to issue warrants to the Kamrats representing, in the aggregate, the right to purchase 9.300378 shares of Preferred Stock (convertible into 27,777,778 shares of Common Stock), at an exercise price $268.806.27 per share (equivalent to $0.09 per share of Common Stock on an as-converted basis); the warrants issued to the Kamrats have the same terms as the warrants issued to P&S Spirit.

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

Redemption of Shares of Company Stock from B.O.S.

As reported in the Company’s Current Report on Form 8K filed with the SEC on August 22, 2008, on August 18, 2008, the Company as purchaser, and B.O.S. Better Online Solutions, Ltd. (“BOS”), as seller, entered into a Stock Sale and Purchase Agreement (the “BOS-NWB Agreement”), effective as of August 17, 2008 (the “Effective Date”), pursuant to which the Company agreed to purchase from BOS up to 35 million shares (the “BOS Purchase Shares”) of the Company’s common stock, par value $0.01 per share (the “NWB Common Stock”), at a price of $0.025 per share, in installments over a term of up to 31 months.  On September 30, 2008 the Company completed its purchase of the initial installment of 5,000,000 shares from BOS, and has to date purchased a total of 6,600,000 Company shares from BOS under this agreement at a total cost of $165,000.

As of the December 31, 2008, BOS was the holder of 9,153,466 shares of the Company’s Common Stock (“BOS’s NWB Stock”) and 3,865,305 shares of the common stock of Qualmax, Inc., a Delaware corporation (“Qualmax”), par value $0.001 per share (“BOS’s Qualmax Stock”). (For current BOS shareholdings, see Item 12, note 12 of this Annual Report on Form 10-K)

Qualmax Merger Completion

On January 23, 2009, the Company completed its merger with Qualmax, as reported on the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2009, and which is incorporated herein by reference. Pursuant to a fairness hearing conducted in the State of Oregon on January 23, 2009 (the “Fairness Hearing”), the Director of the State of Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (the “Director”), found that the Merger was fair, just and equitable, and free from fraud. As a result of the Fairness Hearing, the Company obtained a valid exemption from registration under Section 3(a)(10) of the Securities Act of the shares of common stock of the Company issuable to the stockholders of Qualmax in connection with the Merger. At a special meeting of the stockholders of Qualmax immediately following the Fairness Hearing the stockholders of Qualmax approved the Merger Agreement and the transactions contemplated thereunder. In accordance with the Merger Agreement, all conditions and prerequisites to the Merger have been met and completed, and the Merger Agreement has been consummated effective January 23, 2009. There have been no amendments, material or otherwise, to the Merger Agreement. Qualmax shares are in the process of being converted into shares of the Company, at the conversion rate of 13.348308 Company shares for each share of Qualmax stock.

ITEM 6.        SELECTED FINANCIAL DATA

This section is not applicable to the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements- Cautionary Statement

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, written, oral or otherwise, are based on the Company’s current expectations or beliefs rather than historical facts concerning future events, and they are indicated by words or phrases such as (but not limited to) “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” “budgeted”,  or “will” and similar words or phrases or comparable terminology. Forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental, and technological factors that could cause the Company’s business, strategy, or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections, and therefore there can be no assurance that any forward-looking statement contained herein, or otherwise made by the Company, will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

Overview

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

2006 Reverse Acquisition of Qualmax, Inc.

On September 15, 2006, we sold our subsidiary, International Importers, Inc., and acquired, by way of reverse acquisition, all of the assets and assumed all of the liabilities of Qualmax (the “Reverse Acquisition”).  The Reverse Acquisition marked a change in direction for our business, away from wine and spirits distribution, to the VoIP technology industry.  The Reverse Acquisition was accounted for as a reverse acquisition, with Qualmax being the acquiring party for accounting purposes.  The accounting rules for reverse acquisitions require that beginning with the date of the transaction, September 15, 2006, our balance sheet had to include the assets and liabilities of Qualmax, and our equity accounts had to be recapitalized to reflect the net equity of New World Brands, Inc.  Our historical operating results will be the operating results of Qualmax. In conjunction with the Reverse Acquisition, in September 2006, we moved our headquarters from Florida to Eugene, Oregon, which was previously the headquarters of Qualmax.

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

By the sale of IP Gear, Ltd. to TELES, we divested ourselves of our manufacturing, research, and development activities, and have now rededicated our efforts on distribution, sale, service and support of VoIP-related telecommunications equipment and service. As a part of the sale of IP Gear, Ltd., we became the exclusive distributor for both TELES products and IP Gear, Ltd. products in North America and have therefore focused our telecommunications equipment sales and distribution plan on TELES and IP Gear, Ltd. products.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial operations and financial conditions. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, and in conjunction with Part I, “Disclosure Regarding Forward-Looking Statements,” and Item 1A, “Risk Factors.”

Results of Operations

Company-Wide Revenue and Gross Profit.

Company-wide (referring to the Company’s two principal lines of business, on a consolidated basis) revenue, gross profit and gross profit margin for the three month and twelve month periods ended December 31, 2007 and December 31, 2008 were as follows:

Revenue
Company-Wide
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$4,099,021	$5,080,949	23.96%
June 30	$3,556,769	6,603,386	85.66%
September 30	$4,182,157	5,818,906	39.14%
December 31	$5,263,256	2,776,933	-47.24%
Year-to-Date December 31	$17,101,203	$20,280,174	18.59%

Gross Profit
Company-Wide
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$570,550	$704,391	23.46%
June 30	$422,310	1,324,944	213.74%
September 30	$509,456	1,994,009	291.40%
December 31	$794,234	226,092	-71.53%
Year-to-Date December 31	$2,296,550	$4,249,436	75.19%

Gross Profit Margin
Company-Wide
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	13.92%	13.86%	-0.43%
June 30	11.87%	20.06%	69.00%
September 30	12.18%	34.27%	181.36%
December 31	15.09%	8.14%	-46.05%
Year-to-Date December 31	13.43%	19.84%	47.73%

Company-wide revenue and gross profit reflect the growth of the company throughout the first three quarters of 2008, followed by challenges in both the NWB Networks and NWB Telecom divisions in the fourth quarter. These challenges are the result of current economic and technical issues respectively in each of our divisions.

We note that the following percentages are based upon unaudited financial statements for the three months ended December 31, 2008.  The following percentages are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service:

3 Months Ended December 31, 2008	NWB Networks	NWB Telecom
Portion of Company-Wide Revenue	33.46%	66.54%
Portion of Company-Wide Gross Profit	170.17%	-70.17%

12 Months Ended December 31, 2008	NWB Networks	NWB Telecom
Portion of Company-Wide Revenue	35.31%	64.69%
Portion of Company-Wide Gross Profit	49.90%	50.10%

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

We believe that IP Gear, Ltd.’s losses through the second quarter of 2007 reflected a long-term trend in declining VoIP technology prices, and that to maintain a research and development and manufacturing business and regain profitability would require a lengthy and sustained cost-cutting effort and substantial interim financing. We did not know how long that process would take or whether we would ultimately be able to adequately adjust our costs in relation to our competitors. Further, during the entire period of our ownership of IP Gear, Ltd., even during periods of higher gross margin, IP Gear, Ltd. experienced substantial operating losses and negative cash flow. Our ability to secure sources of funding for IP Gear, Ltd.’s operating losses was tenuous, and we were not able to identify a source of adequate additional capital on acceptable terms, in the form of equity or debt, within the time needed for operations. Faced with a rapidly deteriorating cash position, and limited prospects for securing necessary capital on acceptable terms within the necessary timeframe, we determined that the Company’s interests would be best served by a sale of our IP Gear, Ltd. subsidiary.

We further believed that the sale of IP Gear, Ltd. to TELES provided the Company an opportunity for growth and restructuring beyond the sale itself, in the form of the Partner Contract granting the Company exclusive rights (subject to certain limitations) to distribute both TELES and IP Gear, Ltd. products in North America. We recognize that by selling IP Gear, Ltd., we have given up the opportunity to build upon a potentially valuable technology asset. However, we believe that the short-term cash flow and operational benefit to the Company, and the potential long-term value represented by our new Partner Contract with TELES, made the transaction favorable to the Company.

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

Revenue, gross profit and gross profit margin for the NWB Networks division for the three month and twelve month periods ended December 31, 2007 and December 31, 2008 were as follows:

Revenue
NWB Networks
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$1,228,024	$2,042,400	66.32%
June 30	$966,991	2,653,742	174.43%
September 30	$1,564,525	1,535,641	-0.18%
December 31	$1,898,149	929,243	-51.04%
Year-to-Date December 31	$5,657,689	$7,161,026	26.57%

Gross Profit
NWB Networks
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$109,015	$374,174	243.27%
June 30	$112,398	757,605	574.04%
September 30	$191,555	603,915	215.27%
December 31	$290,340	384,751	32.52%
Year-to-Date December 31	$703,308	$2,120,445	201.50%

Gross Profit Margin
NWB Networks
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	8.88%	18.32%	106.31%
June 30	11.62%	28.55%	145.70%
September 30	12.24%	39.33%	221.06%
December 31	15.29%	41.40%	170.80%
Year-to-Date December 31	12.43%	29.61%	138.21%

As our focus has shifted toward the sales of TELES products, sales by our legacy VoIP equipment resale business (VoIP access servers and related equipment, other than TELES and IP Gear, Ltd. products) have stabilized, at levels much lower than in 2007 or in the first quarter of 2008. The higher margin and greater market potential of TELES products, as well as our exclusive distributorship of TELES products in North America, the Caribbean, and parts of Central America, are the primary drivers of the greater emphasis on the sales of TELES products.

We believe that the Partner Contract with TELES has played a key role in improving margins in our NWB Networks division. In particular, by acquiring IP Gear, Ltd., TELES now offers a more comprehensive product line, and TELES products greatly expand the scope of IP Gear, Ltd.’s product line. Our relationship with TELES, including our geographic exclusivity, has provided an opportunity for the Company to sell these products at an attractive margin, and to build a support and service network for end-users and VARs. As our relationship with TELES has matured, other advantageous developments have included greater input by NWB into TELES product development. The Company, while maintaining its own geographic exclusivity for the distribution of TELES equipment, may sell TELES equipment anywhere in the world without restriction. However, the increased focus on TELES equipment is not without risk, as may be seen by the greater proportional decrease in sales of TELES equipment as compared to legacy VoIP equipment in the economic downturn during the third and fourth quarters of 2008.

The Company has been selling TELES equipment as an exclusive distributor since July, 2007, with the TELES line having grown to become our dominant hardware product line. The table below shows the portion of NWB Networks divisional revenue, gross profit and gross profit margin attributable to sales of TELES and IP Gear products, in comparison to sales of all other products in the NWB Networks division, during the years of 2007 and 2008 on a quarterly and year-end basis. We note that the following figures are based upon financial statements for the year ended December 31, 2007, showing our former subsidiary, IP Gear, Ltd. (an Israeli company) listed as discontinued operations, and December 31, 2008; the following figures are based only upon the operations of the Company’s NWB Networks division continuing businesses in equipment distribution and resale for the following periods in 2007 and 2008:

2007	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$1,127,874	$100,150	$89,100	$19,903	7.90%	19.87%
Q2	$833,349	$133,642	$45,743	$66,651	5.49%	49.87%
Q3	$1,018,220	$546,306	$42,560	$149,038	4.18%	27.28%
Q4	$557,059	$1,341,089	$(107,020)	$397,333	-19.21%	29.63%

Year	$3,536,502	$2,121,187	$70,383	$632,925	1.99%	29.84%

2008	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$748,150	$1,294,250	$15,342	$358,832	2.05%	27.73%
Q2	$340,896	$2,312,847	$26,962	$730,643	7.91%	31.59%
Q3	$275,215	$1,260,425	$28,574	$575,340	10.38%	45.65%
Q4	$338,072	$591,169	$116,139	$268,611	34.35%	45.44%

Year	$1,702,333	$5,458,691	$187,017	$1,933,426	10.99%	35.42%

The majority of our TELES equipment sales during 2008 have been of TELES’s mobile fixed wireless application gateways, marketed under the iGate and vGate brands. TELES mobile gateways provide a consolidated mobile, public switched telephone network (PSTN) and VoIP gateway solution to carriers and corporate network customers seeking to connect their private branch exchange (PBX) to mobile and VoIP services, and can be added to integrated services digital network (ISDN) and internet protocol (IP) environments for least cost routing and other advanced call routing and rerouting applications. Demand for the iGate and vGate brands did slow along with the demand for TELEX equipment in general in the last two quarters of 2008 due in part to the broad decline in economic conditions.

Our exclusive distribution rights for TELES equipment are contingent upon reaching certain minimum purchase thresholds (meaning, the amount of TELES equipment we purchase from TELES). For the fifteen month period ending September 30, 2008, our purchase threshold was $1,000,000. That threshold was surpassed in the first six month period of the agreement, from July 1 to December 31, 2007, when our TELES purchases (for inventory received from TELES) totaled $1,798,162.

Initially, our TELES sales orders outpaced TELES’s ability to supply certain products, particularly fixed wireless gateways, potentially constraining sales growth and negatively impacting customer relations and brand acceptance. However, in the fourth quarter of 2007 TELES was able to increase production and enable us to fill a number of pending orders, and as of the second quarter of 2008, supply problems have been overcome. We believe time-to-market is a critical component of success for technology product sales, both in terms of product delivery and product innovation. We remain confident in TELES’s ability to meet product demand and continue product innovation in key product lines, such as fixed wireless gateways and customer premise VoIP equipment. However, we do not control production of any of the products we distribute and sell.

All products purchased from TELES are per contract quoted in the base currency used by TELES, the Euro. New World Brands sells all goods to its customers in U.S. Dollars. As a result, we have a certain exposure to currency risk to the extent the relative value of the U.S. Dollar drops compared to the Euro. During 2008, the substantial increase of the Euro to the U.S. Dollar that occurred in 2007 stabilized. Despite exchange rate volatility between the Euro and the U.S. Dollar throughout the year, the exchange rate at the end of 2008 was similar to what it was at the end of 2007. Increases in our exposure to currency risk due to the growth of our Euro-denominated inventory has been partially offset by payment agreements between NWB and TELES designed to mitigate risk. However, if we are successful in our efforts to increase TELES sales, and as we increase our Euro-based inventory, our exposure to currency risk will increase.

NWB Telecom Division Revenue, Gross Profit and Gross Profit Margin.

Our wholesale VoIP services business, which formerly operated under the name “IP Gear Connect,” has been renamed “NWB Telecom.”

Revenue and cost of goods for the NWB Telecom division (wholesale VoIP services) for the three month and twelve month periods ended December 31, 2007 and December 31, 2008 were as follows:

Revenue
NWB Telecom
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$2,870,997	$3,038,549	5.84%
June 30	$2,589,778	3,949,644	52.51%
September 30	$2,617,632	4,283,265	63.63%
December 31	$3,365,107	1,847,690	-45.09%
Year-to-Date December 31	$11,443,514	$13,119,148	14.64%

Gross Profit
NWB Telecom
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	$461,535	$330,217	-28.45%
June 30	$309,912	567,339	83.07%
September 30	$317,901	1,390,094	337.27%
December 31	$503,894	(158,659)	-131.49%
Year-to-Date December 31	$1,593,242	$2,128,991	33.63%

Gross Profit Margin
NWB Telecom
for 3 Months Ending and Year-to-Date	2007	2008	Change
March 31	16.08%	10.87%	-32.40%
June 30	11.97%	14.36%	19.97%
September 30	12.14%	32.45%	167.30%
December 31	14.97%	-8.59%	-157.36%
Year-to-Date December 31	13.92%	16.23%	16.56%

NWB Telecom’s business model includes a portion of cost that is fixed cost and a portion of cost that is variable with the amount of traffic we terminate. When are able to terminate a large volume of traffic, the increase in gross margin results from the portion of cost that is fixed regardless of volume, and we benefit as in Q3 of 2008. When the volume drops, the variable profit declines but the fixed costs remain and we suffer a significant reduction in gross profit, as is seen in Q4 of 2008.

During the third and fourth quarters of 2008, we attempted to broaden our presence in the U.S.-to-Latin America telephony market by increasing the number of countries served by our network. Due to a variety of factors, this expansion was unsuccessful. As a result, we have shifted our focus back to our original group of routes where we have more experience.

The change back toward the routes where we are strongest had its own challenges. These include technical difficulties with the sophistication of the solution we intend to implement, the increased reliance on a limited number of vendors and customers, and a decrease in revenue and gross margin following a period of substantial time and investment dedicated to new routes.

During 2008, NWB Telecom had one significant customer whose revenue made up over 10% of the total company revenue and two vendors for whom our cost of goods sold exceeded 10%. The following tables illustrate, for 2008, the revenue generated by sales to this significant customer and from the resale of services purchased from these vendors, as well as the related gross profit, in comparison to the costs and associated revenue of all other NWB Telecom vendors, and all other Company vendors, during the period. Please note that there is overlap between the two vendors as they are both used in some case to generate the same revenue.

12 Months Ended December 31, 2008	Significant Vendor	All Other NWB Telecom Vendors	All Other Company-Wide (including all other NWB Telecom vendors)
Revenue (generated from resale of service purchased from NWB Telecom vendors)	$5,167,013	$7,952,135	$15,113,161

Gross Profit (earned from resale of service purchased from vendor)	$838,509	$1,290,482	$3,410,926

12 Months Ended December 31, 2008	Significant Vendor	All Other NWB Telecom Vendors	All Other Company-Wide (including all other NWB Telecom vendors)
Revenue (generated from resale of service purchased from NWB Telecom vendors)	$4,783,487	$8,335,662	$15,496,687

Gross Profit (earned from resale of service purchased from vendor)	$1,985,869	$143,123	$2,263,567

12 Months Ended December 31, 2008	Significant Customer	All Other NWB Telecom Customers	All Other Company-Wide (including all other NWB Telecom customers)
Revenue (generated from resale of service purchased from NWB Telecom customer)	$2,695,364	$10,423,784	$17,584,810

Gross Profit (earned from resale of service purchased from customer)	$699,219	$1,429,772	$3,550,216

Our significant customer represented 25.30% of the revenue of the Company and 38.73% of the revenue of NWB Telecom for 2008. Resale of call termination purchased from the two significant vendors represented 23.59% and 13.29% of revenue for the Company, and 36.46% and 20.55% of NWB Telecom revenue.

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

The table below shows the portion of NWB Telecom divisional revenue, gross profit and gross profit margin, and NWB Telecom gross profit as a percentage of Company-wide gross profit, during 2008 on a quarterly and year end basis. We note that the following figures are based upon financial statements for the year ended December 31, 2008.

2008	Revenue NWB Telecom	Gross Profit NWB Telecom	Gross Profit Margin NWB Telecom	NWB Telecom Gross Profit as % of Company- wide Gross Profit

Q1	$3,038,549	$330,217	10.87%	46.88%
Q2	$3,949,644	$567,339	14.36%	42.82%
Q3	$4,283,265	$1,390,094	32.45%	69.71%
Q4	$1,847,690	$(158,659)	-8.59%	-70.17%

Year	$13,119,148	$2,128,991	16.23%	50.10%

Summary: Company-Wide and Divisional Revenue, Gross Profit and Gross Profit Margin, on a Quarterly and Year-End Basis, for 2007.

It is the goal of management to present the Company’s financial performance in as comprehensive, accurate, and illustrative a manner as possible. To that end, management continually seeks to improve the presentation of results of the Company’s operations in this Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The following tables duplicate information presented elsewhere in this Item 7, but we believe that the following presentation of that information may be helpful to shareholders and potential investors. As the Company continues to develop its internal controls and financial records keeping, we hope to be able to present this sort of consolidated and comprehensive information for current periods in comparison to prior periods. The following presentation is not intended to substitute for any other portion of this Item 7.

2008	Revenue Company-Wide	Revenue NWB Telecom	% of Company-Wide Revenue	Revenue NWB Networks (non- TELES)	% of Company- Wide Revenue	Revenue NWB Networks (TELES only)	% of Company- Wide Revenue
Q1	$5,080,949	$3,038,549	59.80%	$748,150	14.72%	$1,294,250	25.47%
Q2	$6,603,386	$3,949,644	59.81%	$340,896	5.16%	$2,312,847	35.03%
Q3	$5,818,906	$4,283,265	73.61%	$275,215	4.73%	$1,260,425	21.66%
Q4	$2,776,933	$1,847,690	66.54%	$338,072	12.17%	$591,169	21.29%

Year	$20,280,174	$13,119,148	64.69%	$1,702,333	8.39%	$5,458,691	26.92%

2008	Gross Profit Company-Wide	Gross Profit NWB Telecom	% of Company- Wide Gross Profit	Gross Profit NWB Networks (non-TELES)	% of Company- Wide Gross Profit	Gross Profit NWB Networks (TELES only)	% of Company- Wide Gross Profit
Q1	$704,391	$330,217	46.88%	$15,342	2.18%	$358,832	50.94%
Q2	$1,324,944	$567,339	42.82%	$26,962	2.03%	$730,643	55.15%
Q3	$1,994,009	$1,390,094	69.71%	$28,574	1.43%	$575,340	28.85%
Q4	$226,092	$-158,659	-70.17%	$116,139	51.37%	$268,611	118.81%

Year	$4,249,436	$2,128,991	50.10%	$187,017	4.40%	$1,933,426	45.50%

2008	Gross Profit Margin Company-Wide	Gross Profit Margin NWB Telecom	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin NWB Networks (TELES-Only)
Q1	13.86%	10.87%	2.05%	27.73%
Q2	20.06%	14.36%	7.91%	31.59%
Q3	34.27%	32.45%	10.38%	45.65%
Q4	8.14%	-8.59%	34.35%	45.44%

Year	20.95%	16.23%	10.99%	35.42%

Total Company Expenses.

Total Company expenses (sales, marketing, general, and administrative) for the three and twelve month periods ended December 31, 2008 and 2007 were as follows:

	3 Months Ended December 31, 2008	3 Months Ended December 31, 2007	Change
Total Expenses	$1,203,874	$1,266,631	4.95%

	12 Months Ended December 31, 2008	12 Months Ended December 31, 2007	Change
Total Expenses	$5,842,917	$4,630,863	26.17%

The substantial decrease in total expenses for the comparative three month period is due primarily to decreases in labor costs and legal, accounting, and other professional fees. However, total expenses increased slightly for the twelve month period ending December 31, 2008 as compared to that ending December 31, 2007, reflecting: (i) higher labor and management costs during the nine month period ending September 30, 2008, as compared to the nine month period ending September 30, 2007; (ii) increased sales and marketing costs (including sales staff) during the twelve month period ending December 31, 2008, as compared to the twelve month period ending December 31, 2007; and (iii) migration during the first three quarters of 2008 of the Company’s core telecom service switching and routing operations to an outsource provider, utilizing the outsource provider's equipment rather than our own, resulting in an increase in related expenses and a decrease in related capitalized expenditures. We note that the above figures are based upon financial statements for the periods ended December 31, 2008 and 2007, and the above figures are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service.

Interest.

Continuing Operations Only	3 Months Ended December 31, 2008	3 Months Ended December 31, 2007
Interest	$32,988	$19,859

	12 Months Ended December 31, 2008	12 Months Ended December 31, 2007
Interest	$99,076	$129,346

The reduction in interest expense is due to a  reduction in the principal amount borrowed during 2008 as compared to 2007, and a decline in interest rates over the last 2 years.

Amortization and Depreciation.

	12 Months Ended December 31, 2008	12 Months Ended December 31, 2007	Change
Continuing Operations Only	$515,313	$406,152	26.88%

Amortization and depreciation for the Company for continuing operations increased in 2008 reflecting increased capital investment during prior periods in switching, routing, and tracking equipment and technology utilized in relation to our NWB Telecom VoIP service business. Our U.S.-based operations have a very limited amount invested in software technology, and as a result, our current amortization is negligible and not expected to increase in the near term.

Net Loss

The above factors contributed to a net loss for the Company for both the three and twelve month periods ended December 31, 2008. As a result of the sale of our IP Gear, Ltd. subsidiary to TELES, we are required to restate financials on a pro forma basis for years 2008 and 2007, showing our former subsidiary, IP Gear, Ltd., listed as discontinued operations for 2007, and separately reporting the results of operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service. The Company’s net losses for the three and twelve month periods ended December 31, 2008 and 2007, shown both excluding and including discontinued operations in the figures for 2007, are as follows:

	3 Months Ended December 31, 2008	3 Months Ended December 31, 2007
Net Loss From Continuing Operations Only	$(1,091,414)	$(943,927)

	12 Months Ended December 31, 2008	12 Months Ended December 31, 2007
Net Loss From Continuing Operations Only	$(1,629,552)	$(2,758,497)

	3 Months Ended December 31, 2008	3 Months Ended December 31, 2007
Net Loss From Continuing and Discontinued Operations	$(1,091,414)	$(910,157)

	12 Months Ended December 31, 2008	12 Months Ended December 31, 2007
Net Loss From Continuing and Discontinued Operations	$(1,629,552)	$(6,703,186)

The difference between 2007’s figures for the net loss from continuing operations only, as compared to the net loss for continuing and discontinued (meaning, IP Gear, Ltd.), illustrates the impact of the Company’s former subsidiary, IP Gear, Ltd., on the Company’s financial performance.

Following is a summary of total company expenses, interest, amortization and depreciation, and resultant net profit/loss, allocated among our two operating divisions, NWB Telecom and NWB Networks, and showing NWB Networks results for non-TELES products and TELES products only. We note that the following figures are based upon financial statements for the periods ended December 31, 2008 and 2007, showing our former subsidiary, IP Gear, Ltd. (an Israeli company), listed as discontinued operations in the figures for 2007.

2007 Continuing Operations(1)	Company- Wide	Corporate Expenses		NWB Telecom	NWB Networks (non- TELES)	NWB Networks (TELES only)

Gross Profit	$2,296,550	N/A		$1,593,242	$70,383	$632,925

SG&A Expense(2)	$(4,214,422)	$(1,942,020	)(3)	$(1,259,716)	$(620,720)	$(391,966)

Interest	$(129,346)	$(119,347)		$(9,409)	$(456)	$(134)
Depreciation/Amortization	$(416,441)	$(177,504)		$(236,519)	$(2,344)	$(73)
Other Income (Expense)	$109,157	$94,291		$21,247	$(6,381)	$0

2007 Net Profit (Loss) from Continuing Operations Only	$(2,354,502)	$(2,144,280)		$108,845	$(559,518)	$240,752

2007 Continuing and Discontinued Operations(1)

Profit (Loss) on Write Down of Discontinued Operations	$(3,949,395)
Gain (Loss) on Disposition of Discontinued Operations	$4,706
Tax Provision	$(403,995)

2008 Net Profit (Loss) from Continuing and Discontinued Operations	$(6,703,186)

					NWB	NWB
					Networks	Networks
2008 Continuing	Company-	Corporate		NWB	(non-	(TELES
Operations(1)	Wide	Expenses		Telecom	TELES)	only)

Gross Profit	$4,249,436	N/A		$2,128,992	$152,270	$1,968,174

SG&A Expense(2)	$(5,299,722)	$(2,586,000	)(3)	$(1,487,343)	$(559,827)	$(666,551)

Interest	$(99,076)	$(84,211)		$(14,794)	$0	$(71)
Depreciation/Amortization	$(543,195)	$(178,262)		$(360,918)	$(938)	$(3,078)
Other Income (Expense)	$63,005	$48,208		$14,774	$23	$0

2008 Net Profit (Loss) from Continuing Operations Only	$(1,692,552)	$(2,800,265)		$280,711	$(408,472)	$1,298,474

2008 Continuing and Discontinued Operations(1)

Profit (Loss) on Write Down of Discontinued Operations	$0
Gain (Loss) on Disposition of Discontinued Operations	$0
Tax Provision	$0

2008 Net Profit (Loss) from Continuing and Discontinued Operations	$0

(1)	2008 is presented in a manner consistent with 2007 for comparison purposes, though the operations of our former subsidiary, IP Gear, Ltd., were discontinued and sold in 2007.

(2)	Includes management’s determination of sales, general, and administrative expenses directly allocable to each division or line of business.

(3)

Includes indirectly allocable expenses, which include, for example, legal, and accounting fees, costs of SEC compliance, costs of leasing and operating our facilities in Eugene, Oregon, and certain executive-level management costs.

Liquidity

The results of the Company’s activities over the course of 2008 have weakened the Company’s liquidity position as of December 31, 2008 as compared to its position as of December 31, 2007. The following comparison of the current assets and liabilities from December 31, 2007 to December 31, 2008, shows a modest decline in the ratio of current assets to current liabilities (by 12.4%), a substantial decline in the quick ratio (by 50%), and a significant decline in cash position (by 75%).

	2007	2008
Cash	$2,038,635	$541,116
Current Assets	$4,562,197	$4,311,544
Current Liabilities	$2,274,814	$2,451,979
Current Ratio (current assets to current liabilities)	2.01:1	1.76:1
Quick Ratio (cash and accounts receivable to current liabilities)	1.35:1	0.62:1

The deterioration in our liquidity position in 2008 was due to three primary elements. First, losses suffered during 2008 have had a negative impact on our reserves, particularly our cash reserves. Second, the company invested in more “available for sale” inventory to attempt to compensate for lost sales in the 2007 and the first quarter of 2008 due to inventory shortages. Third, to the Company invested more in prepayments in the NWB Telecom division in order to obtain better cost efficiencies that resulted in steadily increased margins from 2007 through 2008, but resulted in losses in the fourth quarter of 2008 when the Company lost supply from certain key vendors in the Company’s NWB Telecom division.  The second and third elements reflect an investment of liquid assets intended to improve profits in both the NWB Telecom and NWB Networks divisions. However, with an unexpected loss of supply in the NWB Telecom division, and an unexpected rapid decrease in sales in the NWB Networks division, the Company now hopes to pull back those investments and increase liquidity, particularly cash reserves,in an attempt to meet its contractual payment obligations. The table below lists all contractual payment obligations of the company over time.

Contractual
Payment Obligations	Total	<1 Year	2-3 Years	3-5 Years	>5 Years

Long Term Debt	$1,665,994	$14,954	$15,733	$1,650,000	—

Capital Leases	$190,524	$93,746	$93,766	$3,012	—

Operating Leases	$373,312	$146,764	$193,776	$32,772	—

Purchase Obligations	—	—	—	—	—

Other Long Term Ob.	—	—	—	—	—

Total	$2,229,830	$255,464	$303,275	$1,685,784	—

The majority of contractual obligations are weighted towards the 3 to 5 year period in the table and the short term contractual obligations are less significant for the company.  This means the need for higher liquidity in the short term may not appear as pressing as it is in the longer term.  Nonetheless, the company is in a weaker position with respect to both measures of financial capability at the end of 2008 than it was at the end of 2007.

The results of operations during 2008 as reflected in the Statements of Cash Flows show a usage of cash in the business of just less than $2 million as compared with approximately $2.3 million in 2007.  The improvement is primarily due to reduction in the Company’s operating loss for 2008 as compared to 2007. Part of the use of cash was to increase inventory and prepayments. However, a more substantial use of cash in 2008 has been to fund continuing operating losses, and we expect that operating losses will continue to consume cash if operating losses cannot be reversed in 2009. Under current economic conditions it may be likely that operating losses will further diminish the Company’s liquidity position in 2009.

During 2008 and the start of 2009, the company drew the maximum amount of funds from its various lines of credit and at this time has no additional lines of credit upon which to draw, and has secured no additional sources of equity investment.

We have started taking steps to improve our liquidity position. The Company has made temporary payment terms with TELES, its primary NWB Networks vendor, to match disbursements of trade payables to TELES with the timing of cash receipts from NWB Networks sales.  We are also moving to a model of tighter management of our prepayments with our vendors in the NWB Telecom division by better information management and a more responsive set of processes and procedures to draw down prepayment and equipment investments to a smaller percentage of our total assets.  The company has also taken steps to reduce its Selling, General and Admin expenses over the last six months, in an attempt to reduce use of cash and reduce investment in illiquid assets.  Ultimately, however, we feel it will be difficult to improve the company’s asset ratios in the current economic climate and there may be variables beyond our control that will affect the degree to which we can improve liquidity, and despite our efforts the Company’s cash position has continued to decline in 2009.

Capital Expenditures.

In 2008 we increased our investment in switching and termination capacity of  the NWB Telecom division.. In the past, our primary investment in capital had been focused on funding the R&D efforts of our former IP Gear, Ltd. subsidiary. In the first six months of 2007, the Company made investments in this subsidiary, until it was sold on July 1, 2007. These capital expenditures are referred to as “Discontinued Operations” in our current financial statements. Capital expenditures by the Company for equipment providing the infrastructure of our telecom services division, NWB Telecom, are referred to as “Continuing Operations” in our current financial statements. Capital expenditures of Continuing Operations for 2007 also include certain expenditures associated with equity-based financing activities. The following chart provides a comparative representation of the capital expenditures and disposals for Continuing Operations over the last seven quarters:

	2008	2007

Capital Expenditures, Continuing Operations	$551,336	$284,044

Capital Expenditures, Discontinued Operations	$0	$748,858

Depreciation and Amortization, Continuing Operations	$515,313	$406,152

Depreciation and Amortization, Discontinued Operations	$0	$1,157,308

Capital Expenditures of Continuing Operations of New World Brands

Additions and Disposals over the Last Eight Quarters

		Additions	Dispositions	Net Additions

Q1	2007	142,810	—	142,810

Q2	2007	1,809	(12,609)	(10,800)

Q3	2007	20,449	(95,730)	(75,281)

Q4	2007	227,315	—	227,315

Q1	2008	147,746	(60,928)	86,818

Q2	2008	272,400	(1,606)	270,794

Q3	2008	26,534	(30,432)	(3,898)

Q4	2008	104,656	(54,089)	50,567

Comparative Twelve Month Ending December 31,

2007	392,383	(108,339)	284,044

2008	551,336	(147,055)	404,281

Change (%)			42.33%

The purpose of the increased purchasing of equipment for the NWB Telecom division was to gain capacity and improve the sophistication of the equipment to provide a more robust switching platform with the expectations of increased revenues and greater uptime. We have had challenges in implementing and bringing the technology to its full operating capabilities and have had reductions in capacity during this process that have negatively impacted revenues in the fourth quarter of 2008.

All of our investment in capital resources is directly for equipment and the building of the expertise to operate this equipment. We are not engaged in any way in any research and development or the building of any intellectual property as a result of this investment.

Future Capital Needs.

Capital expenditures are primarily related to investments made in the switching and termination  equipment used to operate the NWB Telecom division. We also plan to increase expenditures in relation to expansion of our customer support capacity and training services for the NWB Networks business. However, the Company’s ability to pursue its current business plan without seeking additional debt- or equity-based capital is entirely dependent on management’s ability to increase revenues at current or higher gross margins, while decreasing overall Company costs relative to gross profits, and there can be no assurance that management will achieve its goals. In the current climate for raising debt financing, we may be unwilling or unable to raise funds due to the high cost of debt and or equity.  Much of the investment for NWB Telecom has been made in the past 24 months and the expectation is for less investment required after the first quarter of 2009 as compared to 2008.  In the NWB Networks division, capital expenditures are important in limited amounts due the nature of our business being primarily focused on marketing, sales and support of telecommunications equipment and solutions.

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

Critical Accounting Policies

The Securities and Exchange Commission recently issued “Financial Reporting Release No. 60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.

The Company assesses potential impairment of its long-lived assets, which include its property and equipment, investments, and its identifiable intangibles such as deferred charges under the guidance of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company must continually determine if a permanent impairment of its long-lived assets has occurred, and write down the assets to their fair values and charge current operations for the measured impairment.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section is not applicable to the Company.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements for the fiscal year ended December 31, 2008 are included in this annual  report, beginning on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).                            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Management must evaluate its internal controls over financial reporting, as required by the Sarbanes-Oxley Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting during the three month period ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

Directors and Officers

As a result of the approval of our Amended and Restated Certificate of Incorporation, effective April 24, 2007, a staggered Board, divided into three classes, was created: (i) the initial term for Class I directors due to expire at the 2007 annual meeting of stockholders; (ii) the initial term for Class II directors due to expire at the 2008 annual meeting of stockholders; and (iii) the initial term for Class III directors will expire at the 2009 annual meeting of stockholders. Existing directors were assigned to the following classes: Noah R. Kamrat, Class II; M. David Kamrat, Class III; and Jacob Schorr, Ph.D., Class III.

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

As a result of the foregoing changes, the executive officers and directors of the Company as of March 6, 2009 are as follows:

Name	Age	Position(s)

M. David Kamrat	56	Chief Executive Officer, President and Chairman of the Board
Noah R. Kamrat	38	Chief Technology Officer and Vice President of Operations
Shehryar Wahid	44	Chief Financial Officer, Chief Operations Officer, Secretary, Treasurer and Director
Selvin Passen, M.D.	74	Director
Jacob M. Schorr, Ph.D.	64	Director

M. David Kamrat has served as the Company’s Chief Executive Officer and Chairman of the Board since September 15, 2006, the date on which the Company acquired the Qualmax business. On January 24, 2008, Mr. Kamrat was appointed President of the Company. Prior to that, Mr. Kamrat served as Chief Executive Officer and Chairman of the Board of Directors of Qualmax; he held both positions since he founded Qualmax in 2001. From 1999 - 2004, Mr. Kamrat operated Mind Opening Corporation, a telecommunications consulting business. Prior to that, Mr. Kamrat worked as a sales executive with MCI, Inc. (“MCI”). Prior to working with MCI, Mr. Kamrat had a successful career in construction and land development.

Noah Kamrat served as the Company’s President and as a director since September 15, 2006, the date on which the Company acquired the Qualmax business. On August 20, 2007 Mr. Kamrat resigned as a director. On

January 24, 2008, Mr. Kamrat resigned as President and Chief Operations Officer and was appointed Chief Technology Officer and Vice President of Operations. Prior to that, Mr. Kamrat served as President, Chief Operating Officer, and as a director of Qualmax, which positions he held since 2002. From 1998 to 2002, Mr. Kamrat served as President of Synergyx Communications Group, an IP consulting and technology company. In 1998, Mr. Kamrat served as a director of National Accounts for Frontier Communications (Global) located in Miami, Florida. Mr. Kamrat was a sales consultant specializing in long distance and Internet services for MCI from 1994 to 1997

Shehryar Wahid has served as the Company’s Chief Financial Officer since February 1, 2007, and as Chief Operations Officer, Secretary, and Treasurer since January 24, 2008. Mr. Wahid has served as a director of the Company since August 20, 2007. From approximately September 2006 through January 2007, Mr. Wahid acted as a consultant to the Company. Mr. Wahid has over the last 16 years held various executive level positions in finance and operations in the telecommunications and logistics industries, and has worked both as an auditor, for the Financial Services Group at Ernst & Young, and as a controller and chief financial officer for a number of telecommunications companies. Mr. Wahid holds a Chartered Accountancy Designation from Canada and has substantial knowledge of U.S.-based GAAP reporting requirements. Mr. Wahid received a B.S. in Biochemistry from the University of Toronto and a Business Degree from the University of Western Ontario’s Ivey School of Business.

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

To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required during fiscal 2008, the Company’s directors, executive officers and 10% stockholders have complied with all Section 16(a) filing requirements, as applicable.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and all other employees and directors of the Company and its subsidiaries. The Company has posted its Code of Ethics on its website (www.nwbtechnologies.com), which is available in print at the request of any stockholder who calls the Company’s offices at 541-868-2900 and requests same.

Committees of the Board of Directors

Pursuant to our Bylaws, our Board of Directors (“Board”) may establish committees of one or more directors from time to time, as it deems appropriate. Our common stock is currently quoted on the OTC Bulletin Board electronic trading platform, which does not maintain any standards requiring us to establish or maintain an Audit, Nominating, or Compensation committee. As of December 31, 2008, our Board of Directors maintains an Audit Committee and Compensation Committee.

Additionally, the OTC Bulletin Board electronic trading platform does not maintain any standards regarding the “independence” of the directors on our Company’s Board, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. In the absence of such requirements, we have elected to use the definition for “director independence” under the NASDAQ stock market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of us or its subsidiaries or any other individual having a relationship, which in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board.

Audit Committee

The Company’s entire Board acts as our audit committee. Selvin Passen serves as our audit committee chairman, and Jacob Schorr is the committee’s financial expert. No member of our audit committee is “independent” under NASDAQ’s listing standards. However, due to their combined business and financial experience and because our common stock is not currently listed on any of the NASDAQ stock markets, we believe that our employee-directors can competently perform the functions required of them as members of our Audit Committee.

Compensation Committee

The Company’s entire board acts as our compensation committee. Selvin Passen serves as our compensation committee chairman. No member of our compensation committee is independent; however, due to their combined business and financial experience and because our common stock is not currently listed on any of the NASDAQ stock markets, we believe that our employee-directors can competently perform the functions required of them as members of our Compensation Committee.

ITEM 11.               EXECUTIVE COMPENSATION

The following table sets forth compensation earned, whether paid or deferred, by our Chief Executive Officer, Chief Financial Officer, President, General Counsel, and Secretary, our most highly compensated executive officers who earned over $100,000 during the 2008 fiscal year (collectively, the “Named Executive Officers”), for services rendered in all capacities to us during fiscal years ended December 31, 2008 and 2007.

Summary Compensation Table

The following table sets forth the compensation of the Named Executive Officers of the Company for the Company’s last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
M. David Kamrat (1)	2007	$150,000	$0	$0	$0	$0	$0	$0	$150,000
CEO , President, & Chairman	2008	$267,962	$0	$0	$0	$0	$0	$0	$267,962

Noah Kamrat (2)	2007	$140,000	$0	$0	$0	$0	$0	$0	$140,000
President & Director	2008	$217,396	$0	$0	$0	$0	$0	$0	$217,396

Ian R. Richardson (3)	2007	$120,000	$20,000	$0	$0	$0	$0	$0	$140,000
Vice President, General Counsel	2008	0	$0	$0	$0	$0	$0	$0	$

Duy Tran (4)	2007	$120,000	$0	$0	$0	$0	$0	$0	$120,000
Vice President, Secretary	2008	0	$0	$0	$0	$0	$0	$0

Shehryar Wahid (5)	2007	$110,000	$0	$0	$0	$0	$0	$0	$110,000
Chief Financial Officer	2008	$200,234	$0	$0	$0	$0	$0	$0	$200,234

(1)

Mr. M. David Kamrat has served in such capacity since September 15, 2006, the date on which the Company consummated the acquisition of the Qualmax business (as further discussed above under Item 1, “Description of Business—Company History—2006 reverse acquisition of Qualmax, Inc.”).

(2)

Mr. Noah Kamrat served as the Company’s President, Chief Operating Officer from September 15, 2000 until January 24, 2007, and since January 24, 2007 has served as the Company’s Chief Technology Officer and Vice President of Operations.

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

Employment Agreements

We do not have any employment agreements with our Named Executive Officers or any other employee of the Company. There are no arrangements between us and our Named Executive Officers or any other employee with respect to severance payments or other benefits following termination of the employee’s employment with our Company.

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

Director Compensation

None of the directors on our Board receives compensation solely for their services as directors. Directors, however, are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company. See Item 13 “Certain Relationships and Related Transactions” below.

Option/SAR Grants in the Last Fiscal Year

The following table reflects option grants to our executive officers during fiscal year 2008:

Name	# of Securities Underlying Options/ SARs Granted	% Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
M. David Kamrat	0	0	0	0
Noah Kamrat	0	0	0	0
Duy Tran	0	0	0	0
Ian Richardson	0	0	0	0
Shehryar Wahid	0	0	0	0

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table sets forth certain information relating to the exercise of stock options during the 2008 fiscal year for each of our executive officers and provides the fiscal year-end value of the unexercised options held by our executive officers:

	Shares Acquired	Value	# of Unexercised Options At Fiscal Year End		Value of Unexercised In-The-Money Options At Fiscal Year End
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable(1)	Unexercisable
M. David Kamrat	0	$0	0	0	$0	$0
Noah Kamrat	0	$0	0	0	$0	$0
Duy Tran	0	$0	0	0	$0	$0
Ian Richardson	0	$0	0	0	$0	$0
Shehryar Wahid	0	$0	0	0	$0	$0

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 6, 2009, with respect to (i) those persons known to us to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

		Beneficial Ownership
				Percentage of
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares		Class	Total Outstanding

Common Stock

	M. David Kamrat(2)	157,754,718	(3)	38.3%	38.3%

	Noah Kamrat(4)	157,754,718	(5)	38.3%	38.3%

	P&S Spirit LLC(6) c/o Oregon Spirit LLC 2019 SW 20th Street, Suite 108 Fort Lauderdale, FL 33315	138,272,628	(7)	33.6%	33.6%

	Dr. Selvin Passen(8) 2019 SW 20th Street, Suite 108 Fort Lauderdale, FL 33315	100,854,402	(9)	24.5%	24.5%

	Jacob Schorr, Ph.D.(10)	69,136,314	(11)	16.8%	16.8%

	Shehryar Wahid(12)	25,000	(13)	0.00006%	0.00006%

	B.O.S. Better Online Solutions Ltd. Beit Rabin, Teradyon Industrial Park Misgav 20170 Israel	62,872,005	(14)	15.3%	15.3%

	Total directors and executive officers as a group	327,770,434		79.6. %	79.6%

(1)	Except as otherwise indicated, the address of each beneficial owner is 340 West Fifth Avenue, Eugene, Oregon 97401.

(2)	M. David Kamrat serves as our President and Chief Executive Officer, and our Chairman of the Board.

(3)

Represents: (a) 55,570,887 shares of Common Stock directly owned as a result of Mr. Kamrat’s prior direct ownership interest in Qualmax; and (b) indirect beneficial ownership of 74,342,053 shares of Common Stock based on Mr. Kamrat’s wife, son and daughter-in-law’s prior direct ownership interests in Qualmax; (c) direct ownership of a warrant to purchase 13,888,889 shares of Common Stock exercisable within the next 60 days; and (d) indirect beneficial ownership of a warrant to purchase 13,888,889 shares of Common Stock based upon Mr. Kamrat’s son’s direct ownership of a warrant to purchase shares of Common Stock; and (e) direct ownership of 64,000 shares purchased during Q4 2008 on the open market.

(4)	Noah Kamrat serves as our Chief Technology Officer, and until August 20, 2007, served as a director. Mr. Kamrat is also a director and a principal stockholder of Qualmax.

Mr. Kamrat is also a director and a principal stockholder of Qualmax.

(5)

Represents: (a) 57,000,491 shares of Common Stock directly owned as a result of Mr. Kamrat’s prior direct ownership interest in Qualmax;and (b) indirect beneficial ownership of 72,912,449 shares of Common Stock based on Mr. Kamrat’s wife, father and mother’s prior direct ownership interests in Qualmax; (c) direct ownership of a warrant to purchase 13,888,889 shares of Common Stock exercisable within the next 60 days; (d) indirect beneficial ownership of a warrant to purchase 13,888,889 shares of Common Stock based upon Mr. Kamrat’s father’s direct ownership of a warrant to purchase shares of Common Stock.; and (e) indirect beneficial ownership of 64,000 shares purchased by his father during Q4 on the open market.

(6)	P&S Spirit is owned equally by Dr. Selvin Passen and Jacob Schorr, Ph.D., both of whom are directors of the Company.

(7)

Represents: (a) 59,402,130shares of Common Stock owned directly by P&S Spirit; and (b) a warrant, owned directly by P&S Spirit, to purchase 27,777,778 shares of Common Stock exercisable within the next 60 days; and (c) 51,092,720 shares of Common Stock based upon P&S Spirit’s prior direct ownership interest in Qualmax.

(8)	Dr. Passen serves as a director of the Company.

(9)

Represents: (a) 10,000,000 shares of Common Stock directly owned by Dr. Passen; (b) 800,000 shares of Common Stock indirectly beneficially owned by Dr. Passen based upon certain of his children’s direct ownership of Common Stock; (c) 7,500,000 shares of Common Stock indirectly beneficially owned based upon Dr. Passen’s ownership of Oregon Spirit LLC, as a result of Oregon Spirit’s direct ownership of shares of Common Stock; (d) another 4,667,235 shares of Common Stock directly beneficially owned by Dr. Passen based on his prior direct ownership interest in Qualmax; (e) 7,000,853 shares of Common Stock indirectly beneficially owned by owned by Dr. Passen based on his ownership interest in Oregon Spirit LLC, as a result of Oregon Spirit’s prior direct ownership interest in Qualmax; (f) 29,701,065 shares of Common Stock indirectly beneficially owned by Dr. Passen based on his direct one-half ownership interest in P&S Spirit LLC; (g) direct ownership of warrants and options to purchase 1,750,000 shares of Common Stock exercisable within the next 60 days; (h) indirect beneficial ownership of a warrant to purchase 13,888,889 shares of Common Stock, exercisable within the next 60 days, based upon Dr. Passen’s direct one-half ownership interest in P&S Spirit, as a result of P&S Spirit’s direct ownership of warrants to purchase shares of Common Stock; and (i) indirect beneficial ownership of 25,546,360 shares of Common Stock based upon Dr. Passen’s direct one-half ownership interest in P&S Spirit as a result of P&S Spirit’s prior direct ownership interest in Qualmax.

(10)	Dr. Schorr serves as a director of the Company.

(11)

Represents: (a) 29,701,065 shares of Common Stock indirectly beneficially owned by Mr. Schorr based on his direct one-half ownership interest in P&S Spirit LLC; (b) indirect beneficial ownership of a warrant to purchase 13,888,889 shares of Common Stock, exercisable within the next 60 days, based upon Dr. Schorr’s direct one-half ownership interest in P&S Spirit, as a result of P&S Spirit’s direct ownership of warrants to purchase shares of Common Stock; and (c) indirect beneficial ownership of 25,546,360 shares of Common Stock based upon Mr. Schorr’s direct one-half ownership interest in P&S Spirit as a result of P&S Spirit’s prior direct ownership interest in Qualmax.

(12)	Mr. Wahid serves as Chief Financial Officer of the Company.

(13)	Represents 25,000 shares purchased in the last fiscal quarter of 2008 on the open market.

(14)	Represents: (a) direct ownership of 9,846,544 + 51,594,400 shares of Common Stock, plus warrants to purchase 1,430,178 shares at anytime before December 31, 2010, at $0.2097644 per share. .

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Selvin Passen

Historically in an effort to maintain smooth business operations, we have from time to time relied on loans from Dr. Selvin Passen, a director and our former Chairman and a substantial stockholder (directly and beneficially, as disclosed in the above table in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).  “As of December 31, 2008, the Company had outstanding loans in the amount of $1,050,000 with P&S Spirit, a company jointly owned by Dr. Selvin Passen and Dr. Jacob Schorr”.

Relationship with Jacob Schorr

Jacob Schorr, Ph.D., serves on our Board and is a substantial stockholder (beneficially, as disclosed in the above table in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”), investing via P&S Spirit between $1,500,000 and $2,500,000 (based upon Dr. Schorr’s 50% ownership in P&S Spirit). Please refer to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2007, and the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007, for additional details.

Transactions with Dr. Selvin Passen, Jacob Schorr, M. David Kamrat, and Noah Kamrat

Since January 1, 2006, the Company has entered into various transactions with Dr. Selvin Passen, a principal stockholder of the Company, and his affiliates, as well as with Jacob Schorr, Ph.D., a director of the Company, M. David Kamrat, the Company’s President and Chief Executive Officer and Chairman of the Board, and Noah R. Kamrat, the Company’s Chief Technology Officer and a former director. Reference is made to the description of each these related party transactions earlier in Item 1, “Description of Business—Recent Developments—P&S Spirit Subscription Agreement.”

Relationship and Transactions with BOS

As a result of our acquisition on December 31, 2005 of certain assets of BOS, BOS became a principal stockholder of the Company.  BOS’s current ownership position is more fully detailed in Item 12 and Note 14. The company entered into an agreement to repurchase shares from BOS as reported on Form 8K filed with the SEC on August 22, 2008, and more fully disclosed in Item 1. On September 30, 2008 the Company completed its purchase of the initial installment of 5,000,000 shares from BOS, and has to date purchased 6,600,000 New World Brands Shares from BOS under the BOS-NWB Agreement for a total purchase price of $165,000.

Corporate Governance

Our common stock is quoted on the OTC Bulletin Board electronic trading platform, which does not maintain any standards regarding the “independence” of the directors on our Company’s Board, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. In the absence of such requirements, we have elected to use the definition for “director independence” under the NASDAQ stock market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of us or its subsidiaries or any other individual having a relationship, which in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board.

Based on our adoption of the NASDAQ definition of independence, as of December 31, 2008, two of our directors, M. David Kamrat and Shehryar Wahid, were not considered independent as a result of their status as employees and officers of the Company, and our other two directors, Jacob Schorr and Selvin Passen, are not considered an independent director as a result of their respective ownership interests in P&S Spirit.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The following table sets forth, for each of the years indicated, the aggregate fees paid to our independent registered public accounting firms and the percentage of each of the fees out of the total amount paid to the accountants:

	12 Months Ended
	December 31, 2008		December 31, 2007
Services Rendered	Fees	Percentages	Fees	Percentages

Audit (1)	$215,298	93%	$203,344	94%
Audit-Related Fees (2)	—	—	—	—
Tax Fees (3)	16,078	7%	12,100	6%
All Other Fees	—	—	—	—

Total	$231,376	100%	$215,444	100%

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

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits required to be attached by Item 601 of Regulation S-B are listed in this Form 10-K’s Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Date: April 15, 2009	By:	/s/ M. David Kamrat
M. David Kamrat, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ M. David Kamrat	Chief Executive Officer,	April 15, 2009
M. David Kamrat	President, and Chairman of the Board

/s/ Shehryar Wahid	Chief Financial Officer,	April 15, 2009
Shehryar Wahid	Secretary, Treasurer, Chief Operations Officer and Director

/s/ Selvin Passen, M.D.	Director	April 15, 2009
Selvin Passen, M.D.

TABLE OF CONTENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders

New World Brands, Inc. and Subsidiary

Eugene, Oregon

We have audited the accompanying consolidated balance sheets of New World Brands, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of  its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New World Brands, Inc. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berenfeld Spritzer Shechter & Sheer, LLP

Certified Public Accountants

Fort Lauderdale, Florida

April 15, 2009

New World Brands, Inc. and Subsidiary

Consolidated Balance Sheets

as of December 31, 2008 and 2007

	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$541,116	$2,038,635
Accounts receivable, net	988,371	1,027,739
Inventories, net	1,827,211	744,654
Prepaid expenses	638,801	244,157
Other current assets	316,045	507,012

Total Current Assets	4,311,544	4,562,197

Property and equipment, net	1,446,557	1,421,806

Other Assets:
Deposits and other assets	503,856	668,750

Total Long-Term Assets	1,950,413	2,090,556

Total Assets	$6,261,957	$6,652,753

The accompanying notes are an integral part of these consolidated financial statements.

New World Brands, Inc. and Subsidiary

Consolidated Balance Sheets
as of  December 31, 2008 and 2007

	2008	2007

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$1,917,899	$1,564,299
Accrued expenses	447,491	406,910
Customer deposits	4,365	121,874
Capital leases, current portion	67,531	181,731
Notes payable, current portion	14,693	—
Total Current Liabilities	2,451,979	2,274,814

Long-Term Liabilities
Notes payable, net of current portion	1,665,995	500,000
Capital leases, net of current portion	91,913	31,317
Total Long-Term Liabilities	1,757,908	531,317

Total Liabilities	4,209,887	2,806,131

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 418,479,673 and 414,979,673 shares issued in 2008 and 2007 respectively	4,184,797	4,149,797
Additional paid-in capital	33,606,557	33,641,557
Accumulated deficit	(35,574,284)	(33,944,732)
	2,217,070	3,846,622

Less: Treasury shares (common 6,600,000 and 0 shares as of December 31, 2008 and December 31, 2007) at cost	(165,000)	—

Total Stockholders’ Equity	2,052,070	3,846,622

Total Liabilities and Stockholders’ Equity	$6,261,957	$6,652,753

The accompanying notes are an integral part of these consolidated financial statements.

New World Brands, Inc. and Subsidiary

Consolidated Statements of Operations
for the Years Ended December 31, 2008 and 2007

	2008	2007
Net Sales
NWB Network - Hardware	$7,161,026	$5,657,689
NWB Telecom - Carrier Services	13,119,148	11,443,514
	20,280,174	17,101,203
Cost of Sales
NWB Network - Hardware	(5,040,581)	(4,954,381)
NWB Telecom - Carrier Services	(10,990,157)	(9,850,272)
	(16,030,738)	(14,804,653)

Gross Profit	4,249,436	2,296,550

Sales, General and Administrative Expenses	(5,842,917)	(4,630,863)
Loss from Continuing Operations Before Other Income	(1,593,481)	(2,334,313)

Other Income
Interest Expense	(99,076)	(129,346)
Other Income	63,005	109,157
	(36,071)	(20,189)
Loss From Continuing Operations Before Income Taxes	(1,629,552)	(2,354,502)

Provision for Income Taxes	—	(403,995)
Net Loss From Continuing Operations	(1,629,552)	(2,758,497)

Loss from Discontinued Operations (Net of Benefit for Income Taxes of $0)	—	(3,949,395)
Gain from sale of Discontinued Operations		4,706

Net Loss	$(1,629,552)	$(6,703,186)

Net Loss Per Share from Continuing Operations	$—	$(0.01)

Net Loss Per Share from Discontinued Operations	$—	$(0.01)

Net Loss per Share (basic)	$—	$(0.02)

Net Loss per Share (diluted)	$—	$(0.02)

Weighted average number of shares outstanding during the year

Basic	411,879,673	433,592,000

Diluted	411,879,673	433,592,000

The accompanying notes are an integral part of these consolidated financial statements.

 New World Brands, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
for the Years Ended December 31, 2008 and 2007

								Accumulated	Retained
							Additional	Other	Earnings	Total
	Preferred Stock		Common Stock		Treasury	Treasury	Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Shares	Capital	Loss	Deficit)	Equity
Balances at January 1, 2007	116.6667	$1	44,303,939	$443,040			$36,462,218	$(49,295)	$(27,282,102)	$9,573,862

Conversion of series A preferred stock to common stock April 24, 2007	(116.6667)	$-1	348,453,512	3,484,535			(3,484,534)
Sale of stock to P&S Spirit, May 31, 2007			22,222,222	222,222			663,873			886,095
Sale of IP Gear Ltd. July 1, 2007									4,706	4,706
Loss on discontinued operations								49,295	(3,949,395)	(3,900,100)
Gain on foreign currency translation, net of tax benefit									40,556	40,556
Net loss from continuing operations for the twelve months ended December 31, 2007									(2,758,497)	(2,758,497)

Balances at December 31, 2007	—	$0	414,979,673	$4,149,797			$33,641,557	$0	$(33,944,732)	$3,846,622

Issuance of common stock, Crystal Blue Consulting, May 5, 2008			3,500,000	35,000			(35,000)
Repurchase of stock from BOS, retained as treasury stock, September 2, 2008					(125,000)	5,000,000				(125,000)
Repurchase of stock from BOS, October 21, 2008					(25,000)	1,000,000				(25,000)
Repurchase of stock from BOS, November 13, 2008					(15,000)	600,000				(15,000)
Net loss from continuing operations for the twelve months ended December 31, 2008									(1,629,552)	(1,629,552)

Balance at December 31, 2008	—	$0	418,479,673	$4,184,797	$(165,000)	6,600,000	$33,606,557	$0	$(35,574,284)	$2,052,070

The accompanying notes are an integral part of these consolidated financial statements.

New World Brands, Inc. and Subsidiary

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2008 and 2007

	2008	2007

Cash Flows from Operating Activities
Net loss from continuing operations	$(1,629,552)	$(2,758,497)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	515,313	406,152
Allowance for doubtful accounts	(105,001)	(15,046)
Changes in operating assets and liabilities
Accounts receivable	144,557	76,118
Inventory	(1,082,557)	141,098
Prepaid expenses	(394,644)	(121,362)
Income tax refund receivable	—	403,995
Other current assets	190,967	(368,139)
Deposits and other assets	164,894	(568,750)
Accounts payable	353,600	1,122,665
Accrued expenses and other liabilities	40,581	(678,032)
Customer deposits	(117,509)	62,249
Total adjustments	(289,799)	460,948
Net cash used in operating activities	(1,919,351)	(2,297,549)

Cash flows from Investing Activities
Purchases of property and equipment	(404,281)	(284,044)
Net cash used in investing activities	(404,281)	(284,044)

Cash Flows from Financing Activities
Payments of principal on capital lease obligations	(189,387)	(131,301)
Proceeds from notes payable	1,192,185	1,000,000
Payments of notes payable	(11,497)	(1,484,323)
Proceeds from sale of common and preferred stock	—	886,095
Purchase of treasury stock	(165,000)	—
Foreign currency translation	—	(29,740)
Net repayment of advances from shareholders	(188)	(53,479)
Net cash provided by financing activities	826,113	187,252
Net cash from continuing operations	(1,497,519)	(2,394,341)

Cash Flows from Discontinued Operations
Cash flow from operating activities of discontinued operations	—	(1,160,828)
Cash flow from investing activities of discontinued operations	—	2,197,187
Total cash flows from discontinued operations	—	1,036,359
Net Change in Cash and Cash Equivalents	(1,497,519)	(1,357,982)

Cash and Cash Equivalents at Beginning of Year	2,038,635	3,396,617

Cash and Cash Equivalents at End of Year	$541,116	$2,038,635

The accompanying notes are an integral part of these consolidated financial statements.

New World Brands, Inc. and Subsidiary

Consolidated Statement of Supplemental Disclosure of Cash Flows

for the Years Ended December 31, 2008 and 2007

	2008	2007
Cash paid during the year for:
- Income taxes	—	—
- Interest	$84,524	$129,346

Non-cash investing and financing activities:

Acquisition of property and equipment through capital lease obligations
- Fair value of property and equipment acquired	$135,783	$0
- Capital lease obligations incurred	(135,783)	0
	—	—

Issuance of Common Stock for Preferred Stock
- Common Stock	—	3,706,757
- Preferred Stock	—	(1)
- Paid in Capital	—	(3,706,756)
	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A	ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

New World Brands, Inc. (“New World Brands”, the “Company”, “we”, “us” or “our”) is a Delaware corporation that is engaged in the telecommunications business through two operating divisions. One is NWB Networks which includes TELES USA. This division is focused on the telecommunications hardware business and delivers voice over internet equipment, support and solutions as the exclusive reseller of TELES AG line of products.  The other division is NWB Telecom which acts as a long distance wholesale termination provider. It primarily offers international routes to domestic carriers for the termination of voice over internet phone service. The company has been engaged in these activities as New World Brands since its merger with Qualmax and as Qualmax for several years prior to the merger.

On September 15, 2006 New World Brands was an importer of wine and spirits beverages for sale and distribution throughout the United States.  On September 15, 2006, we sold our wine and spirits business, and, by way of a reverse acquisition, acquired all of the assets and assumed all of the liabilities of Qualmax, Inc., a Delaware corporation (“Qualmax” and the reverse acquisition the “Reverse Acquisition”).

Our acquisition of Qualmax and its wholly owned subsidiary IP Gear, Ltd. was accounted for as a reverse acquisition.  Although New World Brands was the company that made the acquisition, Qualmax was treated as the surviving company for accounting purposes.   On September 15, 2006 the Company changed its fiscal year end from May 31 to December 31, which is Qualmax’s fiscal year end and operated using the assets of the former Qualmax in the telecommunications business.

On July 1, 2007 we sold the IP Gear Ltd subsidiary in a transaction that is explained in full detail in “Note B—Sale of Discontinued Operations—IP Gear, Ltd.” This subsidiary was sold for cash and other consideration to TELES A.G. The primary non-cash consideration was the acquisition of the rights to become the exclusive distributor of the TELES A.G, product line of telecommunications equipment in much of North America.

Reverse Acquisition Accounting

In furtherance of treating the Sale Transaction and Acquisition as a reverse acquisition for accounting purposes, the board of directors of the Company (the “Board”) and the board of directors of Qualmax (collectively, the “Boards”) have agreed that for accounting purposes they have treated the transactions as a reverse acquisition of Qualmax by the Company, and have since the time of the consummation, intended the transaction to ultimately result in a downstream merger of the Company and Qualmax, and, in furtherance thereof, the Boards have each determined that Qualmax will merge with and into the Company (the “Merger”), and in connection with the Merger, the separate corporate existence of Qualmax will cease. The final step in the merger was completed and Qualmax ceased to exist as a separate legal entity in January of 2009( Please See Note O — Subequent Events)

The Boards agreed that certain events (the “Merger Events”) were required to occur in order to effectively consummate the transactions contemplated, including, without limitation, certain amendments to the Certificate of Incorporation of the Company to, among other things, increase the authorized number of shares of Common Stock of the Company, the resultant conversion of the Preferred Stock into shares of the Company’s Common Stock, make any filings necessary to complete the Merger, and receive approval by the stockholders of the Company and Qualmax. During 2007, the number of authorized shares was increased from 50 million shares to 600 million shares to allow for a sufficient number of authorized shares to convert the existing Preferred shares to common. All preferred shares were then converted to common stock as a further step towards the completion of the merger.

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

On February 18, 2008, the Company and Qualmax entered into an agreement by which Qualmax will be merged with and into the Company (the “Merger Agreement”). As of the date of the filing of this Report, the Merger has now been completed as outlined in the filing Form 8-K on January 26, 2009. Reference is made to the Company’s Final Schedule 14C Information Statement, filed with the SEC on November 6, 2008, for additional information and documentation concerning the Merger and the Merger Agreement.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IP Gear, for the year 2007. Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are presented at net realizable value, which is comprised of total accounts receivable less any allowances for uncollectible accounts.  The Company provides an allowance for potentially uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances.  The resulting estimate of uncollectible receivables is charged to an allowance for doubtful accounts.  Recoveries of accounts previously written off are used to offset the allowance account in the periods in which the recoveries are made.  Accordingly, accounts receivable has been written down to its estimated net realizable value. The results of operations for the years ended December 31, 2008 and 2007 include charges of approximately $120,000 and $323,000 respectively.  The allowance for doubtful accounts as of December 31, 2008 was approximately $48,000.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.  Market represents the lower of replacement cost or net realizable value on inventories as a whole.  Inventories are made up primarily of high technology telephone switching and VoIP routing equipment and their parts.   All year ending inventories consisted of finished goods for resale that were purchased from other manufacturers.  Due to rapid technological advancements in the industry, inventories may, from time to time, be subject to impairment and obsolescence.  We record an allowance for slow-moving and obsolete inventories based upon a periodic review and analysis of inventories on hand.  We perform a periodic comparison of this slow moving and obsolete inventory to determine if its value is below its cost in our records and reduce the value on our records if the cost is above the current value.  Accordingly, the allowance for obsolete inventories as of December 31, 2008 was approximately $66,000.

Concentration of Deposit Risk

From time to time, the Company has cash in financial institutions in excess of federally insured limits.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.  Cash exceeding federally insured limits amounted to approximately $175,000  as of December 31, 2008

Business Concentrations

We had two vendors, aside from TELES, during the year ended December 31, 2008 who accounted for more than 10% of our payments to vendors. Both of these are vendors of NWB Telecom. They accounted for 26.37% of the total payments to vendors made by New World Brands during 2008. Excluding TELES, the top three vendors of NWB overall, including both NWB Telecom and NWB Networks, collectively represent 36.35% of purchases. The top three vendors collectively represented 31% of purchases in 2007.

There was one customer in 2008 that accounted for 25.30% of revenue. We had no customers in 2007 that made up a sufficiently large amount of our sales to be considered a concentration risk on the revenue side of our business.

Impairment of Long-Lived Assets and Long-Lived Assets Subject to Disposal

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying an amount of the assets exceeds its fair value.  Assets subject to disposal are reported at the lower of the carrying amount or fair value less costs to sell.  We did have an impairment of a long lived asset during the year that was written down and subsequently sold in 2007. See “Note B—Sale of Discontinued Operations—IP Gear, Ltd.” We had no impairment in 2008 as per SFAS No.144.

Property and Equipment

Property and equipment are recorded at cost.  For financial statement purposes, depreciation of software, furniture and equipment is computed using the straight-line method over their estimated useful lives of the assets while leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their respective leases.  Expenditures for replacements, maintenance and repairs that do not extend the lives of the assets are charged to operations as the expenses are incurred.  When assets are retired, sold or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in the year of disposal. the policy on the depreciation of computer equipment has been changed from 3 yeard to 5 years to better reflect the useful life of this class of assets for the company.

Stock Options

The company accounts for stock options in accordance with SFAS No. 123” “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” and SFAS No. 123R, “Share-Based Payment.” These standards require the cost associated with employee services in exchange for equity instruments based on the grant date fair value of the award, be recognized over the period during which the employee is required to provide services in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Compensation cost for the unvested portion of equity awards granted prior to January 1, 2006, will be recognized over the remaining vesting periods. See “Note H—Stock Option Plans.”

Software Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheet in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in general and administrative expenses and is provided using the straight-line method over the remaining estimated economic life of the product, not to exceed three years.  Much of the software that we had in past years was related to the development of equipment in our IP Gear Ltd subsidiary that is not considered as part our “continuing operations.” Net unamortized software costs as of December 31, 2008 amounted to approximately $89,000.  Amortization of software costs for the years ended December 31, 2008 and 2007 was approximately $46,000 and $57,000, respectively.

Segment Information

Our business consisted of two operating segments: (i) NWB Networks (resale hardware), which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business operated under the name “TELES USA”; and (ii) NWB Telecom(wholesale carrier services), which is telephony service resale and direct call routing via our U.S.-based VoIP service business operated under the name “IP Gear Connect.”  The proprietary hardware segment, IP Gear Ltd. was discontinued as at June 30, 2007 and subsequently sold on July 1 2007. See “Note B—Sale of Discontinued Operations—IP Gear, Ltd.” for further information regarding this transaction.  Please see “Note N—Business Segment Reporting” for the segment reporting information of the continuing business segments of the company.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In connection with our adoption of FIN No. 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2008 and 2007 as a result of implementing FIN 48, or FIN 48-1. In accordance with FIN48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The tax years 2004 - 2007 remain subject to examination by major tax jurisdictions.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred.  Advertising and promotional expenses amounted to approximately $23,000 and $45,000 for the years ended December 31, 2008 and 2007, respectively.

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

Foreign Currency Translation

As of the year end at December 31, 2008, New World Brands did not have any balances or transactions in a foreign currency. All amounts on the consolidated balance sheets are reported in their native currency, the US Dollar.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The FASB deferred the effective date of SFAS 157 until fiscal years beginning after November 15, 2007 as it relates to the fair value measurement requirements for non-financial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These non-financial assets include goodwill and other intangible assets with indefinite lives which are included within other assets. The Company has adopted the provisions of SFAS 157 with respect to non-financial assets effective January 1, 2008 and its adoption did not have a material impact on our consolidated financial position and consolidated results of operations..

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has adopted the provisions of SFAS 159 in 2008 and did not elect the fair value options on any of its qualifying assets or liabilities.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 141R will have on our consolidated financial position and consolidated results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 will have on our consolidated financial position and consolidated results of operations.

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

New World Brands’ management was authorized by the board to complete the sale to TELES of its IP Gear, Ltd. (Israel) subsidiary. A preliminary agreement was reached July 18 2007 and the closing occurred on July 26, 2007. The final agreement for the sale of the subsidiary was approved by our Board’s consent and by TELES’ Supervisory board on July 25, 2007

The condensed statement of operations for the 12 months ended December 31, 2008, and December 31, 2007 below represent the reclassified discontinued operations of New World Brands as a result of the sale of IP Gear Ltd. It also shows the loss recorded at the end of the second quarter due to the revaluation of our investment in IP Gear Ltd down to its net realizable value as defined by the then pending transaction to sell IP Gear Ltd.

	Selected Statements of Operations Data for the Company’s Discontinued Operations for 12 Months Ended December 31
	2008	2007

Total Revenue	$—	$998,981

Pre Tax Loss from Discontinued Operations	—	(1,407,911)
Income Tax Provision	—	—

Loss from Discontinued Operations	—	(1,407,911)

Pre-Tax Impairment Loss	—	(2,462,448)
Gain from Sale of Discontinued Operations	—	4,706
Income Tax Provision	—	—
Loss from Discontinued Operations, net of Tax	—	(3,944,689)

Gain on Disposal of IP Gear Ltd.
Loss on disposition	$—	(23,975)
Gain on Earn out for Q3, Q4 2007 in excess of minimum booked	$—	28,681
Total Gain on disposal during 2007	$—	4,706

As a result of the impairment in 2007, the Company reported a loss of $2,462,448 at the end of the second quarter in accordance with FASB No. 144, “Accounting for Impairment of and Disposal of Long-Lived Assets,” and recorded a gain on disposal of $4,706 by the end of the year due to gains from the Earn Out portion of the sale in excess of the minimums by an amount of $28,681. These losses and gains are recorded on the Company’s financial statements in the income statements for the year end 2007 in the line items “Loss from Discontinued Operations” and “Gain From Sale of Discontinued Operations”. We incurred no such loss in 2008 as there were no elements of this portion of the transaction that carried over into 2008.

NOTE C	INVENTORIES

Inventories as of December 31, 2008 and 2007 consisted of the following:

Resale Hardware	2008	2007

Finished Goods inventories	$1,893,411	$819,654
Less allowance for obsolete inventories	(66,200)	(75,000)

Inventories, net	$1,827,211	$744,654

NOTE D	PROPERTY AND EQUIPMENT

As of December 31, 2008 and 2007, our property and equipment consisted of the following:

	2008	2007	Useful Lives (In Years)
Equipment	$2,248,989	$1,804,175	5
Vehicles	$46,100	44,928	5
Leasehold improvements	$234,770	227,922	15
Computer software	$277,730	189,256	3 - 5
Furniture and fixtures	$33,275	34,519	3 - 5
Total property and equipment	$2,840,864	2,300,800

Less accumulated depreciation and amortization	$(1,394,307)	(878,994)
Property and equipment, net	$1,446,557	$1,421,806

Operating equipment acquired under capital leases	$135,710	$456,197
Less accumulated amortization	$(21,345)	(167,181)
	$114,365	$289,016

Depreciation and amortization expense of continuing operations amounted to approximately $515,000 and $406,000 for the years ended December 31, 2008 and 2007, respectively.  Amortization of leased equipment, which has been included in depreciation expense on the accompanying financial statements, was approximately $ 113,000 and $90,000 for the years ended December 31, 2008 and 2007, respectively.

NOTE E	NOTES PAYABLE

Loans from P&S Spirit

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

P&S Spirit credit line.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007, on and effective May 31, 2007, the Company entered into a Credit Line and Security Agreement (the “P&S Credit Line Agreement” and the debt obligation pursuant thereto, the “P&S Credit Line”) with P&S Spirit. The maximum principal available under the Credit Line is $1,050,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal), payable in relation to the then-outstanding principal; consecutive monthly payments of interest only (payable in arrears) are required commencing July 1, 2007; and all unpaid principal, interest and charges are due upon the maturity date of June 1, 2011. Upon default, the entire P&S Credit Line amount (including accrued unpaid interest and any fees) will be accelerated, and the Company would be required to pay any costs of collection. The P&S Credit Line Agreement includes certain affirmative covenants, including, without limitation, a financial reporting requirement (quarterly – 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5:1.0. Both of these covenants had been met as of December 31, 2008 and continue to be met as of the date of filing this Form 10K. The most recent interest rate paid on this loan was 5.25%.

The P&S Credit Line Agreement grants P&S Spirit a security interest with respect to all of the Company’s assets, but was subordinated to the P&S Term Loan and is in pari passu with the TELES Loan Agreement. The P&S Credit Line Agreement is also guaranteed by a corporate Guaranty issued by Qualmax (which, pending completion of the contemplated merger of Qualmax with New World Brands, as stated in Note O - Subsequent Events,  held a controlling interest in the Company), and a security interest in the assets of Qualmax (consisting solely of 298,673,634 shares of Common Stock). Copies of the P&S Credit Line Agreement, P&S Credit Line Note, Guaranty of Qualmax, Collateral Pledge Agreement by Qualmax, and the Collateral Pledge Agreement by the Company, were included as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007.

On February 21, 2008, the Company drew $500,000 in principal on the P&S Credit Line in order to repay its obligations under the P&S Term Loan Agreement, as discussed in more detail below under “Repayment of P&S Term Loan.”. On May 22, and May 23 in two equal amounts, the company drew and additional $550,000( in total) in principal on the P & S Credit Line for a total of $1,050,000 outstanding and no further amounts available for borrowing by the company under this credit facility.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

TELES loan agreement

On February 21, 2008, the Company and TELES entered into a Term Loan and Security Agreement, effective February 15, 2008 (the “TELES Loan Agreement,” and the loan thereunder, the “TELES Loan”), providing the Company a loan of up to the principal amount of $1,000,000 (the “Commitment”) pursuant to which, from time to time prior to February 1, 2009 or the earlier termination in full of the Commitment, the Company may obtain advances from TELES up to the amount of the outstanding Commitment. Amounts borrowed may not be reborrowed, notwithstanding any payments thereunder. The outstanding balance of the TELES Loan will be due and payable on or before February 1, 2012. The outstanding principal amount of the TELES Loan will be payable in 12 approximately equal quarterly installments commencing May 1, 2009. Interest on the outstanding principal amount of the TELES Loan is payable quarterly commencing May 1, 2008, at an interest rate equal to 7% per annum, compounded quarterly (subject to certain adjustments provided therein). The description of the TELES Loan Agreement herein is qualified in its entirety by reference to the full text of such agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008. TELES A.G. agreed to forgo enforcement of the Loan Agreement element requiring the completion of the Merger Agreement between Qualmax and the company in December of 2008. The company then executed on a portion of this agreement in December of 2008 by offsetting $600,000 of trade payables due to TELES towards the loan facility. A further $400,000 was drawn in a cash disbursement in January of 2009 (see Note O - Subsequent Events).  Teles A.G. and New World Brands also agreed at that time to a reduction in the interest rate of the loan from 7% as per the original agreement to a rate of 5% commencing on the draw of the first funds pursuant to this loan agreement.

Other loans

We have a total of approximately $31,000 remaining in loans on two company-owned vehicles. The majority of the balance is for a truck that carries a term of 3 years and an interest rate of 0%. It is due to expire in 2011.

Total maturities of all notes payable as of December 31, 2008 were as follows:

2009	$14,693
2010	14,267
2011	1,728
2012	1,650,000

Total notes payable	1,680,688

Notes payable, current portion	14,693

Notes payable, net of current portion	$1,665,995

Interest expense incurred on the above notes payable was approximately $56,000 and $46,000 for the years ended December 31, 2008 and 2007, respectively.

NOTE F	CAPITAL LEASE OBLIGATIONS

Description of Leasing Arrangements and Depreciation

The company is the lessee of equipment under capital leases expiring in various years through 2012.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or their fair value of the asset.  The assets are depreciated over the lower of their related lease terms or their estimated productive lives.  Depreciation of assets under capital leases is included in depreciation expense for 2008 and 2007.  Interest expense incurred on capital lease obligations was approximately $27,000 and $32,000 for the years ended December 31, 2008 and 2007 respectively.

Minimum Future Lease Payments

Minimum future lease payments under the capital leases as of December 31, 2008 for each of the next five years and in the aggregate are:

Year ending December 31:

2009	$93,746
2010	58,865
2011	34,901
2012	3,012
2013	—
Subsequent to 2013	—
190,524
Less: Amount representing interest	(31,080)
Present value of net minimum lease payment	$159,444
Less: Current Portion	(67,531)
Long-Term Portion of Capital Leases	$91,913

NOTE G	STOCKHOLDERS’ EQUITY

Capitalization

The Company’s authorized capital stock consists of 600,000,000 shares of common stock, $.01 par value per share, and 1,000 shares of preferred stock, $.01 par value.  There were 411,879,673shares of common stock and no shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2008.

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

On May 31, 2007, the company issued as converted 22,222,222 shares of common stock to P & S Spirit, in exchange for an investment of $886,093(net of all costs) in the company. The gross amount of the purchase price prior to any costs was $1,000,000. These shares of common stock will be issued without registration under the Securities Act (1933) (as amended) and are subject to the lock out agreement signed by Qualmax, the Kamrats, P & S Spirit and certain affiliates of the Kamrats and P & S Spirit filed with the SEC on June 6, 2007.  As per the terms of the agreement related to the raising of funds associated with the P & S stock purchases, a fee of 3.5 million shares of the company were issued as a commission to the broker in May of 2008.

During the final quarter of 2008, the company engaged in series of transactions with one of its principal shareholders, BOS Corporation, to repurchase a number of shares. The total number of shares repurchased was 6.6 million at a total cost of $165,000.  These shares are listed in the equity section of the financial statements as Treasury Shares.

Stockholders’ equity transactions prior to the New World Brands/Qualmax, Inc. merger date have been retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to paid-in capital.

Preferred Stock

As of December 31, 2007, we had 1,000 shares of authorized preferred stock, $.01 par value.  There was no issued or outstanding preferred stock at December 31, 2008.

Common Stock Warrants

No warrants for the purchase of our common stock were granted during the 12 months ending December 31, 2008.

Common stock warrant activity for the year was as follows:

	Warrants	Weighted Average Exercise Price
Balance granted at December 31, 2006	2,320,000	$0.49
Granted in 2007	55,555,548	$0.09

Granted in 2008	—	$—

Balance granted at December 31, 2008	57,875,548	$0.12

Preferred Stock Warrants

There were no preferred stock warrants outstanding at December 31, 2008, and no activity during 2008.

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for 2008 and 2007 (rounded to the nearest thousand):

Weighted average number of shares outstanding during 2007:
Basic (common)	433,592,000
Effect of dilutive securities
Common - options and warrants	—
Weighted average number of shares outstanding - diluted	433,592,000
Weighted average of options and warrants not included above (anti-dilutive)	43,851,000

Weighted average number of shares outstanding during 2008:
Basic (common)	411,879,673
Effect of dilutive securities
Common - options and warrants	—
Weighted average number of shares outstanding - diluted	411,879,673
Weighted average of options and warrants not included above (anti-dilutive)	61,050,556

NOTE H	STOCK OPTION PLANS

Performance Equity Plan

We have a Performance Equity Plan (the “Performance Equity Plan”) under which we may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options, and other stock-based awards to purchase up to 600,000 shares of Common Stock to officers, directors, key employees, and consultants. The Company may not grant any options with a purchase price less than fair market value of Common Stock as of the date of grant.  No options or other stock-based rights were issued under the Performance Equity Plan during 2008 and 2007, and none were exercised or exercisable during 2008 and 2007.

Stock Option Plan

In October 2001, we adopted a stock option plan (the “2001 Option Plan”) whereby we have reserved 5,000,000 shares of its Common Stock for purposes of granting options to purchase such shares pursuant to the 2001 Stock Option Plan.  Options are granted to officers and employees of the Company by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the options is equal or greater than the fair market price of our Common Stock on the date the option is granted. The 2001 Stock Option Plan terminates 10 years from its effective date.  A total of 2,920,000 of options (“the New World Brands options”), granted under the 2001 Option Plan to purchase our Common Stock in exchange for services rendered, were vested and exercisable as of December 31, 2008. There were no issuances, exercises or forfeitures in 2008 or 2007.  The employees and consultant performed services related to product promotion, general business, financing, and public/investor relations.   These options were granted prior to September 15, 2006.

Employee compensation expense for the New World Brands stock options issued in 2006 are listed below.  As of December 31, 2008, there was approximately $2,000 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. There are 2,080,000 shares of common stock available for future issuance, as of December 31, 2008.

As reported in the Company’s Final Schedule 14C Information Statement, filed with the SEC on November 6, 2008, the Board approved the adoption of the “2008 Stock Option Plan,” pursuant to which up to 41,500,000 shares of Company stock shall be available from which to grant options when the grant is approved by stockholders. Such grants shall be exercisable at an exercise price which shall be at least 100% of the fair market value of a share of

Common Stock on the grant date, at terms and conditions, and on such a date (not to exceed 10 years from the grant date), as set by the Company in its discretion.  The following table summarizes the Company’s stock option plans as of December 31, 2008:

2001 Option Plan

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable
$0.18	1,000,000	2.5	1,000,000
$0.18	1,000,000	2.5	1,000,000
$0.18	250,000	2.5	250,000
$0.18	100,000	2.5	100,000
$0.18	100,000	2.5	100,000
$0.18	100,000	2.5	100,000
$0.50	300,000	1.75	300,000
$0.10	70,000	2.5	70,000
	2,920,000		2,920,000

NOTE I	INCOME TAXES

Income tax consisted of the following for the years ended December 31, 2008 and 2007:

	2008	2007
Federal:
Current	$—	$(403,995)
Deferred	—	—
State:
Current		—
Deferred	—	—
Subtotal	—	—
Change in valuation allowance	—	—
Benefit (provision) for income taxes	$—	$(403,995)

The effective tax rate varies from the federal statutory maximum rate for the years ended December 31, 2008 and 2007 principally due to the following:

	2008	2007
Federal tax rate	34%	34%
Loss from foreign subsidiary	—	(8)%
Change in valuations allowance	(38)%	(28)%
State tax rate, net of federal tax benefit	4%	6%
Book vs. tax loss on sale of subsidiary	—	11%
Other	—	2%
Total	0%	17%

Significant portions of the deferred tax assets and liabilities results from the tax effects of temporary differences, which as of December 31, 2008 and 2007 were as follows:

	2008	2007
Deferred tax assets (short-term):
Net operating loss carry forwards	$2,501,818	$1,829,437
Capital loss from sale of subsidiary	1,772,929	1,772,929
Allowance for doubtful accounts receivable	18,526	43,726
Allowance for inventory obsolescence	25,392	28,767
Depreciation & amortization	—	21,607
Allowance for disputes	1,419	4,219
Accruals	—	3,836
Deferred tax assets (long-term):
Charitable contributions carry forward	8,766	775
Deferred Tax Assets before Valuation Allowance	4,328,850	3,705,296

		0

Valuation allowance	(4,321,857)	(3,705,296)
Deferred tax assets after valuation allowance	6,993
Deferred tax liabilities - depreciation	(6,993)
Net deferred tax assets after valuation	$0	$0

As of December 31, 2008, the Company had net operating losses of approximately $6.5 million that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carry forwards expire in various years through 2028. The company also has a capital loss carry forward of approximately $4.6 million that can be carried forward for five years and deducted against future capital gain income. The capital loss carry forward expires in 2012.

NOTE J	RELATED PARTY TRANSACTIONS

Loans from Shareholders

The Company received $1,050,000 in the exercise of loans from P & S Spirit during 2008, a stockholder of the company and a company controlled by two stockholders and members of the Board of Directors of New World Brands. The terms of this loan are listed in detail in Note E - Notes Payable. The company paid a total of $56,321 in interest payments to P & S Spirit during 2008.

NOTE K	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have entered into various operating leases for our facilities and equipment.  The future minimum annual rental payments due on these operating leases as of December 31, 2008 for each of the next 5 years are as follows:

Year ending December 31:
2009	$146,764
2010	109,095
2011	84,681
2012	17,892
2013	14,880

$373,312

Our U.S. operations are headquartered in Eugene, Oregon in leased commercial premises in two buildings, and the total rental expense for the years ended December 31, 2008 and 2007 was approximately $106,644 and $68,189, respectively. We have made substantial leasehold improvements that are listed as part of our long term assets and are being amortized over the lives of the leases.

MPI Litigation

On September 15, 2006, we sold our subsidiary, International Importers, Inc., and acquired, by way of reverse acquisition, all of the assets and assumed all of the liabilities of Qualmax (the “Reverse Acquisition”).

As a result of the Reverse Acquisition, the Company assumed the liabilities of Qualmax.  Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax at BOS’s expense.  As a part of the Company’s assumption of liabilities and indemnification, it assumed the Qualmax litigation styled as S.A.R.L. Bosanova v. S.A.R.L. Media Partners International MPI,  Societe BOS Better Online Solutions Limited, and Qualmax Inc. Case No. R.G. N 07-08379 in which Qualmax was a defendant in such litigation which was filed in 2007 before the Trade Tribunal of Nanterre, France.

On or about September 18, 2008, the French Tribunal at Versailles overruled a lower Court ruling in the matter; declared the case to be beyond the scope of French jurisdiction; and ordered the Plaintiffs to pay a nominal sum of 2,000 Euros to BOS. As of March 6, 2009, there have been no changes in the status of the subject matter.  At present, management does not believe that this matter poses any significant financial risk to the Company.

Blackstone Litigation

On August 10, 2006 Qualmax was named as a defendant in a lawsuit styled as Capital Securities, LLC and Blackstone Communications Company v. Carlos Bertonnatti, Worldwide PIN Payment Corp. and Qualmax, Inc., Case No. 2006-15824-CA-01, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida The Complaint in the matter included causes of action against Qualmax and Carlos Bertonnatti, Worldwide PIN Payment Corp. for misappropriation of trade secrets and corporate opportunity, and tortious interference with plaintiffs’ contract with a third party.  The Company also assumed the liability and indemnification included in this matter.

Without admitting any liability or wrongdoing on its part, on April 1, 2008, effective as of March 31, 2008, the Company entered into a settlement agreement in this case pursuant to which, the Company paid plaintiffs the sum of $50,000 toward plaintiffs’ costs of litigation, and in exchange, plaintiffs released the Company from all claims asserted by plaintiffs or otherwise arising against the Company. All claims against the Company have been dismissed with prejudice. At present, management does not believe that this matter poses any material or significant financial risk to the Company

Credit Facility with Pacific Continental Bank

The Company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007. The conditions of this agreement require the deposit of $250,000 with the bank as security for the services. The terms and balance remain unchanged at December 31, 2008. The deposit is in the company’s money market account with the bank and is reported on the balance sheet as part of cash and cash equivalents.

Piecom Tech Litigation

Effective July 1, 2007 we sold our subsidiary, IP Gear Ltd., to TELES (“TELES Agreement”).   A material aspect of the TELES Agreement, included a commitment of the Company to indemnify, hold harmless and defend TELES and IP Gear, Ltd. against any liabilities arising from the Piecom Tech litigation (herein),  As a part of the consideration for such an obligation, the Company is entitled to the proceeds, if any, of the Piecom Tech litigation.

IPGear was named as a defendant in a lawsuit styled Piecom Tech. Israel Ltd. v. IPGear Ltd., Case No, 26-05166-07-5, in the Herzliyah, Israel Regional Court. Piecom Tech. had been a vendor to IP Gear, Ltd and was contracted to provide outsourced contract manufacturing services. There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. Release of the escrow funds of $32,000 depends upon the outcome of pending litigation between Piecom and IP Gear, Ltd. Neither of these amounts is represented on the balance sheet of the Company. On preliminary motions, argued in May of 2008, the Court ruled in favor of IP Gear, Ltd. A mediation hearing occurred in August of 2008 and the mediator was unable to resolve the matter. Management believes that, at present, this litigation does not pose any material or significant financial risk to the Company.

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

In May 2005, we adopted a Savings Incentive Match Plan for Employees (SIMPLE) (the “Plan”) for the benefit of our employees who are reasonably expected to receive at least $5,000 in compensation during a calendar year.  We have elected to contribute to each eligible employee’s simple individual retirement account a matching contribution equal to the employee’s elective salary reduction contributions, up to a limit of three percent of the employee’s compensation for the calendar year.  Total expense for the years ended December 31, 2008 and 2007 was approximately $34,000 and $23,000 respectively.

NOTE N	BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the years ended December 31, 2008 and 2007.  We are currently focused on two principal lines of businesses: (i) new and resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business operated under the names “TELES USA” and “NWB Networks”); and (ii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business operated under the name “NWB Telecom.”

	2008	2007

Net Sales
Wholesale Carrier Services	$13,119,148	$11,443,514
Hardware	7,161,026	5,657,689
Total	$20,280,174	$17,101,203

Cost of Sales
Wholesale Carrier Services	$10,990,157	$9,850,272
Hardware	5,040,581	4,954,381
Total	$16,030,738	$14,804,653

Gross Profit
Wholesale Carrier Services	$2,128,991	$1,593,242
Hardware	2,120,445	703,308
Total	$4,249,436	$2,296,550

Depreciation and Amortization
Wholesale Carrier Services	$360,918	$236,519
Hardware	4,016	2,417
Corporate	178,262	177,504
Total	$543,196	$416,440

Selling, General and Administrative
Wholesale Carrier Services	$1,487,342	$1,259,717
Hardware	1,226,379	1,012,686
Corporate	2,586,000	1,942,020
Total	$5,299,721	$4,214,423

NOTE O	SUBSEQUENT EVENTS AND OTHER MATTERS

TELES AG Loan Agreement

On January 19, the company drew an amount of $400,000 paid in cash by TELES A.G. within the context of the “TELES Loan Agreement” bringing the total draw to the maximum amount of $1,000,000 as per the loan agreement. The terms of the loan required the company to complete its draw of all funds by no later than February of 2009.

Merger of Qualmax and New World Brands

The final step in the merger of Qualmax and the company has now been completed. Pursuant to a fairness hearing conducted in the State of Oregon, the Director of the State of Oregon Department of Consumer and Business Services, Director of Finance and Corporate Securities found that the merger was fair, just, equitable and free of fraud. This allowed the company to pass the final step necessary to obtain a valid exemption from registration under Section 3(a)(10) of the Securities Act of the shares of common stock of the Company issuable to the stockholders of Qualmax in connection with the merger. The shareholders of Qualmax then approved the Merger Agreeement.  All conditions of the Merger have been met and the Merger consummated on January 23, 2009.  Shareholders of the former Qualmax are in the process of having their Qualmax shares replaced by a distribution of the shares of New World Brands shares as per the Merger Agreement.

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