Form 10-Q
period 2009-03-31
NEW WORLD BRANDS INC
filed 2009-05-20
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 20, 2009, there were 411,879,673 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

NEW WORLD BRANDS, INC.
FORM 10-Q

For the quarterly period ended March 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

as of  March 31, 2009 (unaudited)

and December 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$389,028	$541,116
Accounts receivable, net	1,050,471	988,371
Inventories, net	2,569,601	1,827,211
Prepaid expenses	472,156	638,801
Other current assets	370,113	316,045

Total Current Assets	4,851,369	4,311,544

Property and Equipment, net	1,470,209	1,446,557
Other Assets:
Deposits and other assets	472,745	503,856

Total Assets	$6,794,323	$6,261,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

as of  March 31, 2009 (unaudited)

and December 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$3,264,271	$1,917,899
Accrued expenses	407,699	447,491
Customer deposits	24,095	4,365
Capital leases, current portion	78,018	67,531
Notes payable, current portion	14,740	14,693

Total Current Liabilities	3,788,823	2,451,979

Long-Term Liabilities
Notes payable, net of current portion	2,062,293	1,665,995
Capital leases, net of current portion	67,742	91,913

Total Long-Term Liabilities	2,130,035	1,757,908

Total Liabilities	5,918,858	4,209,887

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock Series A preferred stock $0.01 par value, no shares issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 418,479,673 shares issued as of March 31, 2009 and December 31, 2008	4,184,797	4,184,797
Additional paid-in capital	33,606,557	33,606,557
Accumulated deficit	(36,750,889)	(35,574,284)
	1,040,465	2,217,070
Less: Treasury shares (common 6,600,000 shares as of March 31, 2009 and December 31,2008) at cost	(165,000)	(165,000)
Total Stockholders’ Equity	875,465	2,052,070

Total Liabilities and Stockholders’ Equity	$6,794,323	$6,261,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the Three Months Ended

March 31, 2009 and 2008

	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)

Net Sales
Hardware	$692,331	$2,042,400
Carrier Services	1,321,508	3,038,549

	2,013,839	5,080,949

Cost of Sales
Hardware	(449,535)	(1,668,226)
Carrier Services	(1,688,480)	(2,708,332)

	(2,138,015)	(4,376,558)

Gross Profit	(124,176)	704,391
Sales, General and Administrative Expenses	(1,073,399)	(1,550,777)

Loss from Operations Before Other Income	(1,197,575)	(846,386)

Interest Income	625	3,193
Other Income	20,345	10,072

Total Other Income	20,970	13,265

Loss Before Income Taxes	(1,176,605)	(833,121)
Provision for Income Taxes	—	—

Net Loss	$(1,176,605)	$(833,121)

Net Loss Per Share - basic and diluted	$—	$—

Weighted Average Number of Shares Outstanding During the Year
Basic and Diluted	411,879,673	414,979,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended

March 31, 2009 and 2008

	2009	2008
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss	$(1,176,605)	$(833,121)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	154,102	116,280
Allowance for doubtful accounts	2,400	24,700
Changes in operating assets and liabilities
Accounts receivable	(64,500)	(36,761)
Inventory	(742,390)	(729,172)
Prepaid expenses	166,645	11,002
Other current asset	(54,068)	206,317
Deposits and other assets	31,111	—
Accounts payable	1,346,372	631,816
Accrued expenses and other liabilities	403,334	19,247
Customer deposits	(423,397)	(97,689)
	819,609	145,740

Net cash used in operating activities	(356,996)	(687,381)

Cash Flows from Investing Activities
Purchases of property and equipment	(171,636)	(86,818)

Net cash used in investing activities	(171,636)	(86,818)

Cash Flows from Financing Activities
Payments of principal on capital lease	(19,801)	—
Proceeds from notes payable	400,000	—
Payments of notes payable	(3,655)	(42,815)

Net cash provided by (used in) financing activities	376,544	(42,815)

Net Decrease in Cash and Cash Equivalents	(152,088)	(817,014)

Cash and Cash Equivalents at Beginning of Period	541,116	2,038,635

Cash and Cash Equivalents at End of Period	$389,028	$1,221,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended

March 31, 2009 and 2008

	2009	2008
	(unaudited)	(unaudited)

Cash paid during the period for:
Interest paid	$18,915	$17,515
Income taxes paid	—	—
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through capital leases
Increase in property and equipment	171,636	$86,818
Increase in capital lease payable	(171,636)	(86,818)
	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE A       ORGANIZATION, CAPITALIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

New World Brands, Inc. (“New World Brands”, the “Company”, “NWB”, “we”, “us” or “our”) is a Delaware corporation that is engaged in the telecommunications business through its two operating divisions. One is NWB Networks, which includes TELES USA. This division is focused on the telecommunications hardware business and delivers voice over internet equipment, support, and solutions as the exclusive reseller of the TELES AG line of products.  The other division is NWB Telecom, which acts as a long distance wholesale termination provider. It primarily offers international routes to domestic carriers for the termination of voice over internet phone service. The company has been engaged in these activities as New World Brands since its merger with Qualmax, and as Qualmax for several years prior to the merger.

Reverse Acquisition Accounting

In furtherance of treating the Sale Transaction and Acquisition as a reverse acquisition for accounting purposes, the board of directors of the Company (the “Board”) and the board of directors of Qualmax (collectively, the “Boards”) agreed that, for accounting purposes, they treated the transactions as a reverse acquisition of Qualmax by the Company, and had intended, from the time of the consummation, that the transaction would ultimately result in a downstream merger of the Company and Qualmax, and, in furtherance thereof, the Boards each determined that Qualmax would merge with and into the Company (the “Merger”), and in connection with the Merger, the separate corporate existence of Qualmax would cease. The final step in the merger was completed and Qualmax ceased to exist as a separate legal entity in January of 2009.

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

On February 18, 2008, the Company and Qualmax entered into an agreement by which Qualmax would be merged with and into the Company (the “Merger Agreement”). The Merger was completed as outlined in the Company’s Current Report on Form 8-K filed on January 26, 2009. Reference is made to the Company’s Final Schedule 14C Information Statement, filed with the SEC on November 6, 2008, for additional information and documentation concerning the Merger and the Merger Agreement.

Pursuant to a fairness hearing conducted in the State of Oregon, the Director of the State of Oregon Department of Consumer and Business Services, Director of Finance and Corporate Securities found that the merger was fair, just, equitable and free of fraud. This allowed the company to pass the final step necessary to obtain a valid exemption from registration under Section 3(a)(10) of the Securities Act of the shares of common stock of the Company issuable to the stockholders of Qualmax in connection with the merger. The shareholders of Qualmax then approved the Merger Agreement.  All conditions of the Merger have been met and the Merger consummated on January 23, 2009.  Shareholders of the former Qualmax are in the process of having their Qualmax shares replaced by a distribution of the shares of New World Brands shares as per the Merger Agreement.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company’s consolidated financial position and results of operations

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position and results of operations

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“ SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 amends and expands the disclosure requirement for SFAS 133 by requiring enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company as of January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial position and results of operations

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 142-3 is not expected to have a material impact on the Company’s consolidated financial position and results of operations

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity; it is complex; and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB SFAS, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

NOTE B       INVENTORIES

Inventories as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
Resale Hardware	2009	2008

Finished Goods inventories	$2,661,901	$1,893,411
Less allowance for obsolete inventories	(92,300)	(66,200)

Inventories, net	$2,569,601	$1,827,211

NOTE C       NOTES PAYABLE

P&S credit line

On and effective May 31, 2007, the Company entered into a Credit Line and Security Agreement (the “P&S Credit Line Agreement” and the debt obligation pursuant thereto, the “P&S Credit Line”) with P&S Spirit. The maximum principal available under the Credit Line is $1,050,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal), payable in relation to the then-outstanding principal; consecutive monthly payments of interest only (payable in arrears) are required commencing July 1, 2007; and all unpaid principal, interest and charges are due upon the maturity date of June 1, 2011. Upon default, the entire P&S Credit Line amount (including accrued unpaid interest and any fees) will be accelerated, and the Company would be required to pay any costs of collection. The P&S Credit Line Agreement includes certain affirmative covenants including, without limitation, a financial reporting requirement (quarterly — 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5:1.0. The most recent interest rate paid on this loan was 5.25%.

The principals of P&S Spirit include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer, and Dr. Jacob Schorr, who is a director of the Company.

TELES loan agreement

On February 21, 2008, the Company and TELES entered into a Term Loan and Security Agreement, effective February 15, 2008 (the “TELES Loan Agreement,” and the loan thereunder, the “TELES Loan”), providing the Company a loan of up to the principal amount of $1,000,000 (the “Commitment”) pursuant to which, from time to time prior to February 1, 2009 or the earlier termination in full of the Commitment, the Company could obtain advances from TELES up to the amount of the outstanding Commitment. Amounts borrowed may not be reborrowed, notwithstanding any payments thereunder. The outstanding balance of the TELES Loan will be due and payable on or before February 1, 2012. The outstanding principal amount of the TELES Loan will be payable in 12 approximately equal quarterly installments commencing May 1, 2009. The description of the TELES Loan Agreement herein is qualified in its entirety by reference to the full text of such agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008. TELES A.G. agreed to forgo enforcement of the Loan Agreement element requiring the completion of the Merger Agreement between Qualmax and the Company in December of 2008. The Company then executed on a portion of this agreement in December of 2008 by offsetting $600,000 of trade payables due to TELES towards the loan facility. On January 19, the company drew an amount of $400,000 paid in cash by TELES A.G. within the context of the “TELES Loan Agreement” bringing the total draw to the maximum amount of $1,000,000 as per the loan agreement. TELES A.G. and New World Brands also agreed at that time to a reduction in the interest rate of the loan from 7% as per the original agreement to a rate of 5% commencing on the draw of the first funds pursuant to this loan agreement.

Amendments to loan covenants.

Amendments to both the P&S Credit Line and the TELES Loan have been agreed upon by all parties on May 15, 2009 that allow New World Brands a temporary change in the covenants relating to certain financial ratios. The effective date of this change is March 30, 2009. These covenants are that the current assets to current liabilities ratio to be not less than 1.1:1.0 and the debt to total net worth ratio to be not greater than 15:1. New World Brands is in compliance with these ratios and with the amended terms of both the P&S Credit Line and the TELES Loan as of March 31, 2009.

Other loans

We have a total of approximately $27,000 remaining in loans on two company-owned vehicles. The majority of the balance is for a truck that carries a term of 3 years and an interest rate of 0%. It is due to expire in 2011.

Total maturities of all notes payable as of March 31, 2009 were as follows:

2009	$14,740
2010	10,487
2011	1, 806
2012	2,050,000

Total notes payable	2,077,033

Notes payable, current portion	14,740

Notes payable, net of current portion	$2,062,293

Interest expense incurred on the above notes payable was approximately $17,000 and $10,000 for the three month periods ended March 31, 2009 and 2008, respectively.

NOTE D       CAPITAL LEASES

Description of Leasing Arrangements and Depreciation

The company is the lessee of equipment under capital leases expiring in various years through 2012.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or their fair value of the asset.  The assets are depreciated over the lower of their related lease terms or their estimated productive lives.  Depreciation of assets under capital leases is included in depreciation expense for 2009 and 2008.

Minimum Future Lease Payments

Minimum future lease payments under the capital leases as of March 31, 2009 for each of the next five years and in the aggregate are:

March 31, 2009
2009	$74,714
2010	58,865
2011	34,901
2012	3,012
2013	—
Subsequent to 2013	—
171,492
Less: Amount representing interest	(25,732)
Present value of net minimum lease payment	$145,760
Less: Capital leases, current portion	(78,018)
Capital leases, long-term portion	67,742

NOTE E       STOCKHOLDERS’ EQUITY

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for the three months ended March 31, 2009 and 2008:

3 months
Ended March 31,
2008
Weighted average number of shares
Basic (Common Stock)	414,979,673

Total Basic	414,979,673

Effect of dilutive securities
Common Stock - options and warrants	—
Preferred Stock - options and warrants	—

Total Dilutive	—

Weighted average number of shares outstanding (Basic and diluted)	414,979,673

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556
Preferred Stock (as converted to Common Stock)	—

Total	476,030,229

2009
Weighted average number of shares
Basic (Common Stock)	411,879,673

Total Basic	411,879,673

Effect of dilutive securities
Common Stock - options and warrants	—
Preferred Stock - options and warrants	—

Total Dilutive	—

Weighted average number of shares outstanding (Basic and diluted)	411,879,673

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556
Preferred Stock (as converted to Common Stock)	—

Total	472,930,229

NOTE F       TREASURY STOCK

There were no changes in Company Treasury stock in the first Quarter of 2009.

NOTE G       INCOME TAXES

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets amounts expected to be realized.    U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by a foreign subsidiary, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner.

We also account for income taxes in accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The following information was obtained from a review of the 2005 federal and state income tax returns of Qualmax, Inc. and Subsidiaries (“Qualmax”), the forms 10-K and 10-Q filed with the Securities and Exchange Commission by NWB, as updated by the latest information available as of May 13th, 2009.

The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the three month periods ended March 31, 2009 and 2008 as a result of implementing FIN 48, or FIN 48-1. In accordance with FIN 48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The tax years 2005 - 2008 remain subject to examination by major tax jurisdictions.

2009
Federal:
Current	$—
Deferred	—
State:
Current
Deferred	—
Subtotal	—
Change in valuation allowance	—
Benefit (provision) for income taxes	$—

	Amount	Rate
Computed income tax (benefit)	$(400,000)	34.00%
State tax (benefit), net of federal benefit	(51,453)	4.28%
Change in valuation allowance	453,056	-37.75%
Nondeductible expenses and other	(1,603)	-0.53%
Total income tax expense (benefit)	$—	—

2009
Deferred tax assets (short-term):
Net operating loss carry forwards	$2,823,498
Capital loss from sale of subsidiary	1,772,929
Allowance for doubtful accounts receivable	19,446
Allowance for inventory obsolescence	35,403
Depreciation & amortization	113,950
Allowance for disputes	921
Deferred tax assets (long-term):
Charitable contributions carry forward	8,766
Deferred Tax Assets before Valuation Allowance	4,774,913

Valuation allowance	(4,774,913)
Deferred tax assets after valuation allowance	—
Deferred tax liabilities - depreciation	—
Net deferred tax assets after valuation	$—

As of March 31, 2009, the Company had net operating losses of approximately $6.7 million that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carry forwards expire in various years through 2029. The Company also has a capital loss carry forward of approximately $4.6 million that can be carried forward for five years and deducted against future capital gain income. The capital loss carry forward expires in 2012.

In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of March 31, 2009 was $4.8 million. The increase in the valuation allowance was approximately $453,000 for the three month period ended March 31, 2009, primarily due to the carry-forward of losses from operations for the three month period.

Federal Income Tax Liabilities

For the three months ended March 31st, 2009, NWB did not incur a federal income tax provision since it generated a net operating loss for the period.  For purposes of the deferred income tax calculation, NWB had a 100 percent valuation allowance against its net deferred tax assets and thus did not record a deferred tax benefit for the three months ended March 31st, 2009.

The federal and state corporate income tax returns for NWB for the years ended December 31st, 2006 and 2007 are still pending to be filed.  For purposes of its 2006 corporate income tax returns, NWB will have to break-out its calendar year 2006 financial results between the pre-merger and post-merger time periods and file short period corporate income tax returns for the different time periods.  As part of the reverse acquisition, NWB changed its fiscal year end from May 31st to December 31st, which will also impact the filing of the 2006 short period corporate income tax returns.  Berenfeld, Spritzer, Shechter & Sheer LLP (“BSSS”), NWB’s tax preparer, is working with NWB to obtain the necessary information for the preparation of the 2006 and 2007 corporate income tax returns.  Mr. Wahid had previously indicated that he intends on providing BSSS with all of the information that they request and have all of the delinquent federal and state corporate income tax returns filed by June, 2009.  Since NWB incurred taxable losses during those years, it is expected that no federal or state corporate income taxes will be due with the returns.  Some of the state income tax returns could require the payment of minimum taxes, but those amounts are expected to be immaterial.  Also, any penalties and/or interest assessed by the taxing authorities for the late filing of the income tax returns should also be immaterial since NWB incurred taxable losses.  NWB requested extensions of time for the filing of its federal and state corporate income tax returns for the year ended December 31st, 2008.  The extended due date of the federal corporate income tax return is September 15th, 2009 and the extended due date of the Florida corporate income tax return is October 1st, 2009.

Since the 2006 income tax returns have not yet been prepared, the information regarding which depreciation methods and lives will be used for the new fixed assets and what the dispositions of fixed assets were during these years is not available at this time.  Since NWB incurred taxable losses during these tax years and has substantial net operating losses carrying forward, the updating of the tax depreciation expense for purposes of the corporate income tax returns is not expected to have a material effect on NWB’s tax liabilities.

State Income Tax Liabilities

For the 2005 tax year, Qualmax only filed a state income tax return in Oregon.  Prior to the acquisition that occurred on September 15th, 2006, NWB was a Florida-based corporation and filed Florida corporate income tax returns.

As part of the state income tax return preparation process, BSSS is going to review NWB’s potential exposure to state income and/or franchise taxes for the 2006, 2007, 2008, and 2009 tax years from the presence of its employees in the various states under each state’s applicable statutes.  Any possible state income tax assessments are expected to be minimal since the company has been incurring significant tax net operating losses.

During its years of operations, NWB has had sales to many states other than the State of Oregon.  Some of these states have in the past tried to aggressively pursue out of state businesses for the imposition and collection of sales taxes on sales to residents of their states.  Although NWB’s management is not aware of any specific issues or contingencies directly related to NWB at this time, there is a potential exposure for all multi-state businesses of a change in state sales tax laws and the requirement to collect sales taxes on sales to the states.

NOTE H       COMMITMENTS AND CONTINGENCIES

MPI Litigation

On September 15, 2006, we sold our subsidiary, International Importers, Inc., and acquired, by way of Reverse Acquisition, all of the assets and assumed all of the liabilities of Qualmax (the “Reverse Acquisition”) As a result of the Reverse Acquisition, the Company assumed the liabilities of Qualmax.  Pursuant to the asset purchase agreement between Qualmax and BOS, BOS agreed to indemnify and hold Qualmax harmless from liability, without limitation, arising from the claims raised in the MPI Litigation, and BOS has undertaken defense of Qualmax (now NWB) at BOS’s expense.  As a part of the Company’s assumption of liabilities and indemnification, it assumed the Qualmax litigation styled as S.A.R.L. Bosanova v. S.A.R.L. Media Partners International MPI, Societe BOS Better Online Solutions Limited, and Qualmax Inc. Case No. R.G. N 07-08379 in which Qualmax was a defendant in such litigation which was filed in 2007 before the Trade Tribunal of Nanterre, France.

On or about September 18, 2008, the French Tribunal at Versailles overruled a lower Court ruling in the matter; declared the case to be beyond the scope of French jurisdiction; and ordered the plaintiffs to pay a nominal sum of 2,000 Euros to BOS. As of May 14, 2009, there have been no changes in the status of the subject matter.  At present, management does not believe that this matter poses any significant financial risk to the Company.

Credit Facility with Pacific Continental Bank

The Company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007. The conditions of this agreement require the deposit of $250,000 with the bank as security for the services. The terms and balance remain unchanged as of March 31, 2009. The deposit is in the company’s money market account with the bank and is reported on the balance sheet as part of cash and cash equivalents.

Piecom Tech Litigation

Effective July 1, 2007 we sold our subsidiary, IP Gear Ltd., to TELES (“TELES Agreement”).   A material aspect of the TELES Agreement included a commitment of the Company to indemnify, hold harmless and defend TELES and IP Gear, Ltd. against any liabilities arising from the Piecom Tech litigation (herein).  As a part of the consideration for such an obligation, the Company is entitled to the proceeds, if any, of the Piecom Tech litigation.

IP Gear was named as a defendant in a lawsuit styled Piecom Tech. Israel Ltd. v. IP Gear Ltd., Case No, 26-05166-07-5, in the Herzliyah, Israel Regional Court. Piecom Tech. had been a vendor to IP Gear, Ltd and was contracted to provide outsourced contract manufacturing services. There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. Release of the escrow funds of $32,000 depends upon the outcome of pending litigation between Piecom and IP Gear, Ltd. Neither of these amounts is represented on the balance sheet of the Company. On preliminary motions, argued in May of 2008, the Court ruled in favor of IP Gear, Ltd. A mediation hearing occurred in August of 2008 and the mediator was unable to resolve the matter. The next mediation hearing is scheduled for June 1, 2009. Management believes that, at present, this litigation does not pose any material or significant financial risk to the Company.

Additional Disputes

In addition to the matters discussed above, the Company is involved in various disputes that arise in the ordinary course of business.

NOTE I       BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the three months ended March 31, 2009, and 2008. We are currently focused on two principal lines of businesses: (i) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business, which operates under the name “NWB Networks,” including sales and support of TELES and IP Gear, Ltd products; and (ii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business, which operates under the name “NWB Telecom.”

	2009	2008
Net sales:

NWB Telecom	$1,321,508	$3,038,549

NWB Networks	692,331	2,042,400

	2,013,839	5,080,949

Cost of sales:

NWB Telecom	(1,688,480)	(2,708,332)

NWB Networks	(449,535)	(1,668,226)

	(2,138,015)	(4,376,558)

Gross profit:

NWB Telecom	(366,972)	330,217

NWB Networks	242,796	374,174

	(124,176)	704,391

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

References in this Quarterly Report on Form 10-Q (the “Report”) to the “Company,” “we,” “us,” “our,” and similar words are to New World Brands, Inc., commencing with the acquisition of Qualmax, Inc., a Delaware corporation (“Qualmax”), and, with respect to prior historical financial information, to Qualmax.

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

The Company has a relatively limited operating history compared to others in the same business and is operating in a rapidly changing industry environment, and its ability to predict results or the actual effects of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company on a condensed basis include those factors discussed under Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Annual Report on Form 10-K filed on April 15, 2009 by the Company. These factors that could have a material adverse effect on the Company include, but are not limited to, the following:

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

Overview of Business

A detailed review of the Company’s business is provided in Item 1, “Description of Business” in our Annual Report on Form 10-K, which is incorporated herein by reference.

Results of Operations

Company-wide revenue and gross profit.

Company-wide (referring to the Company’s two principal lines of business, on a consolidated basis) revenue, gross profit, and gross profit margin for the three month periods ended March 31, 2009 and 2008, were as follows:

Revenue
Company-Wide
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$5,080,949	$2,013,839	-60.36%
June 30	$6,603,386	n/a	n/a
September 30	$5,818,906	n/a	n/a
December 31	$2,776,933	n/a	n/a
Year-to-Date March 31	$5,080,949	$2,013,839	-60.36%

Gross Profit
Company-Wide
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$704,391	$(124,176)	-117.63%
June 30	$1,324,944	n/a	n/a
September 30	$1,994,009	n/a	n/a
December 31	$226,092	n/a	n/a
Year-to-Date March 31	$704,391	$(124,176)	-117.63%

Gross Profit Margin
Company-Wide
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	13.86%	-6.17%	-144.52%
June 30	20.06%	n/a	n/a
September 30	34.27%	n/a	n/a
December 31	8.14%	n/a	n/a
Year-to-Date March 31	13.86%	-6.17%	-144.52%

Company-wide revenue and gross profit reflect the growth of the company throughout the first three quarters of 2008, followed by challenges to both the NWB Networks and NWB Telecom divisions in the fourth quarter of 2008 and first quarter of 2009. These challenges are the result of current economic and technical issues respectively in each of our divisions.

We note that the following percentages are based upon pro forma restated unaudited financial statements for the three month period ended March 31, 2009 and 2008.

	NWB Networks		NWB Telecom
Revenue	as Portion of Company-Wide		as Portion of Company-Wide
for 3 Months Ending and	Revenue		Revenue
Year-to-Date	2008	2009	2008	2009
March 31	40.20%	34.38%	59.80%	65.62%
June 30	40.19%	n/a	59.81%	n/a
September 30	26.39%	n/a	73.61%	n/a
December 31	33.46%	n/a	66.54%	n/a
Year-to-Date March 31	40.20%	34.38%	59.80%	65.62%

	NWB Networks		NWB Telecom
Gross Profit	as Portion of Company-Wide		as Portion of Company-Wide
for 3 Months Ending and	Gross Profit		Gross Profit
Year-to-Date	2008	2009	2008	2009
March 31	53.12%	195.53%	46.88%	-295.53%
June 30	57.18%	n/a	42.82%	n/a
September 30	30.29%	n/a	69.71%	n/a
December 31	170.17%	n/a	-70.17%	n/a
Year-to-Date March 31	53.12%	195.53%	46.88%	-295.53%

The discussion below of gross profit on a per-business line or divisional basis provides additional information regarding each line’s performance.

NWB Networks division revenue and gross profit.

NWB Networks, our VoIP and other telephony product distribution and resale business, focuses on the distribution, resale and support of TELES and IP Gear, Ltd. products, and, on a more limited basis, continues to act as a niche reseller of certain additional manufacturers’ products.

Revenue, gross profit and gross profit margin for the NWB Networks division for the three month periods ended March 31, 2009 and 2008 were as follows:

Revenue
NWB Networks
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$2,042,400	$692,331	-66.10%
June 30	$2,653,742	n/a	n/a
September 30	$1,535,641	n/a	n/a
December 31	$929,243	n/a	n/a
Year-to-Date March 31	$2,042,400	$692,331	-66.10%

Gross Profit
NWB Networks
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$374,174	$242,796	-35.11%
June 30	$757,605	n/a	n/a
September 30	$603,915	n/a	n/a
December 31	$384,751	n/a	n/a
Year-to-Date March 31	$374,174	$242,796	-35.11%

Gross Profit Margin
NWB Networks
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	18.32%	35.07%	91.43%
June 30	28.55%	n/a	n/a
September 30	39.33%	n/a	n/a
December 31	41.40%	n/a	n/a
Year-to-Date March 31	18.32%	35.07%	91.43%

As our focus has shifted toward the sales of TELES products, sales by our legacy VoIP equipment resale business (VoIP access servers and related equipment, other than TELES and IP Gear, Ltd. products) have stabilized, at levels much lower than in the first quarter of 2008. The higher margin and greater market potential of TELES products, as well as our exclusive distributorship of TELES products in North America, the Caribbean, and parts of Central America, are the primary drivers of the greater emphasis on the sales of TELES products.

We believe that the Partner Contract with TELES has played a key role in improving margins in our NWB Networks division. In particular, by acquiring IP Gear, Ltd., TELES now offers a more comprehensive product line, and TELES products greatly expand the scope of IP Gear, Ltd.’s product line. Our relationship with TELES, including our geographic exclusivity, has provided an opportunity for the Company to sell these products at an attractive margin and to build a support and service network for end-users and VARs. As our relationship with TELES has matured, other advantageous developments have included greater input by NWB into TELES product development. The Company, while maintaining its own geographic exclusivity for the distribution of TELES equipment, may sell TELES equipment anywhere in the world without restriction. However, the increased focus on TELES equipment is not without risk, as may be seen by the greater proportional decrease in sales of TELES equipment as compared to legacy VoIP equipment in the economic downturn during the third and fourth quarters of 2008 and into the first quarter of 2009.

The Company has been selling TELES equipment as an exclusive distributor since July, 2007, with the TELES line having grown to become our dominant hardware product line. The table below shows the portion of NWB Networks divisional revenue, gross profit and gross profit margin attributable to sales of TELES and IP Gear products, in comparison to sales of all other products in the NWB Networks division, during the years of 2008 and 2009 on a quarterly and year-end basis.

The method of accounting for shipping in the cost of goods sold (“COGS”) for the NWB Networks division has changed in Fiscal Year 2009. Previously, TELES and non-TELES sales were accounted for as separate divisions within the company, with all costs for NWB Networks specifically allocated to one product line or the other. The two product lines of the NWB Networks division have been combined for accounting purposes, with all costs, including the shipping costs, a part of COGS, accounted for in aggregate. For all 2009 numbers in the tables below, the shipping cost portion of COGS is divided between TELES and non-TELES products proportionately to the revenue derived from each product line. The values for 2008 are accounted using the method in use at that time, with shipping costs allocated specifically to the cost of goods sold for either TELES or non-TELES products.

	2008 NWB Networks Revenue		2008 NWB Networks Revenue
	non- TELES	TELES only	non- TELES	TELES only
Q1	$748,150	$1,294,250	36.63%	63.37%
Q2	$340,896	$2,312,847	12.85%	87.15%
Q3	$275,215	$1,260,425	17.92%	82.08%
Q4	$338,072	$591,169	36.38%	63.62%

2008	$1,702,333	$5,458,691	23.77%	76.23%

	2009 NWB Networks Revenue		2009 NWB Networks Revenue
	non- TELES	TELES only	non- TELES	TELES only
Q1	$70,647	$621,685	10.20%	89.80%
Q2	n/a	n/a	n/a	n/a
Q3	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a

2009	$70,647	$621,685	10.20%	89.80%

	2008 NWB Networks Gross Profit		2008 NWB Networks Gross Profit Margin
	non- TELES	TELES only	non- TELES	TELES only
Q1	$15,342	$358,832	4.10%	95.90%
Q2	$26,962	$730,643	3.56%	96.44%
Q3	$28,574	$575,340	4.73%	95.27%
Q4	$116,139	$268,611	30.19%	69.81%

2008	$187,017	$1,933,426	8.82%	91.18%

	2009 NWB Networks Gross Profit		2009 NWB Networks Gross Profit Margin
	non- TELES	TELES only	non- TELES	TELES only
Q1	$10,653	$232,143	4.39%	95.61%
Q2	n/a	n/a	n/a	n/a
Q3	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a

2009	$10,653	$232,143	4.39%	95.61%

The majority of our TELES equipment sales during the first quarter of 2009 have been of TELES’s mobile fixed wireless application gateways, marketed under the iGate and vGate brands. TELES mobile gateways provide a consolidated mobile, public switched telephone network (PSTN) and VoIP gateway solution to carriers and corporate network customers seeking to connect their private branch exchange (PBX) to mobile and VoIP services, and can be added to integrated services digital network (ISDN) and internet protocol (IP) environments for least cost routing and other advanced call routing and rerouting applications. Demand for the iGate and vGate brands did slow along with the demand for TELES equipment in general in the last two quarters of 2008 and first quarter of 2009 due in part to the broad decline in economic conditions.

All products purchased from TELES are per contract quoted in the base currency used by TELES, the Euro. New World Brands sells all goods to its customers in U.S. Dollars. As a result, we have a certain exposure to currency risk to the extent the relative value of the U.S. Dollar drops compared to the Euro. Despite exchange rate volatility between the Euro and the U.S. Dollar throughout 2008, the exchange rate at the end of the year was similar to what it was at the beginning of the year. During the first quarter of 2009, the Dollar did gain some strength against the Euro. Increases in our exposure to currency risk due to the growth of our Euro-denominated inventory has been partially offset by payment agreements between NWB and TELES designed to mitigate risk. However, if we are successful in our efforts to increase TELES sales, and as we increase our Euro-based inventory, our exposure to currency risk will increase.

In the three month period ending March 31, 2009, NWB Networks had four significant customers, each accounting for 10% or more of revenue for the division. None of these customers accounted for 10% or more of overall revenue for the Company. The total percentage of NWB Networks revenue resulting from sales to these customers was 54.29% in the first quarter of 2009. Although we continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

NWB Telecom division revenue, gross profit and gross profit margin.

Revenue and cost of goods for the NWB Telecom division (wholesale VoIP services) for the three month periods ended March 31, 2009 and 2008 were as follows:

Revenue
NWB Telecom
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$3,038,549	$1,321,508	-56.51%
June 30	$3,949,644	n/a	n/a
September 30	$4,283,265	n/a	n/a
December 31	$1,847,690	n/a	n/a
Year-to-Date March 31	$3,038,549	$1,321,508	-56.51%

Gross Profit
NWB Telecom
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$330,217	$(366,972)	-211.13%
June 30	$567,339	n/a	n/a
September 30	$1,390,094	n/a	n/a
December 31	$(158,659)	n/a	n/a
Year-to-Date March 31	$330,217	$(366,972)	-211.13%

Gross Profit Margin
NWB Telecom
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	10.87%	-27.77%	-355.47%
June 30	14.36%	n/a	n/a
September 30	32.45%	n/a	n/a
December 31	-8.59%	n/a	n/a
Year-to-Date March 31	10.87%	-27.77%	-355.47%

NWB Telecom’s business model includes a portion of cost that is fixed cost and a portion of cost that is variable with the amount of traffic we terminate. When we are able to terminate a large volume of traffic, the increase in gross margin results from the portion of cost that is fixed regardless of volume, and we benefit as in the third quarter of 2008. When the volume drops, the variable profit declines but the fixed costs remain and we suffer a significant reduction in gross profit, as is seen in the last quarter of 2008 and the first quarter of 2009.

During the third and fourth quarters of 2008, we attempted to broaden our presence in the U.S.-to-Latin America telephony market by increasing the number of countries served by our network. Due to a variety of factors, this expansion was unsuccessful. As a result, we have shifted our focus back to our original group of routes where we have more experience. This process is still ongoing, and did not take effect as of the first quarter of 2009.

The change back toward the routes where we are strongest had its own challenges. These include technical difficulties with the sophistication of the solution we intend to implement, the increased reliance on a limited number of vendors and customers, and a decrease in revenue and gross margin following a period of substantial time and investment dedicated to new routes.

During the first quarter of 2009, NWB Telecom had one significant vendor accounting for over 10% of total vendor expenses for the Company and two vendors for whom our cost of goods sold exceeded 10% of NWB Telecom’s total vendor expenses. The following table illustrates, for the first quarter of 2009, the revenue generated by the resale of minutes purchased from this vendor, as well as the related gross profit, in comparison to the associated revenue and gross profits of all other NWB Telecom vendors, and all other Company vendors, during the period.

3 Months Ended
March 31, 2009	Significant Vendor
Revenue (generated from resale of service purchased from vendors)	$287,309
Gross Profit (earned from resale of service purchased from vendors)	$(106,766)
Revenue as Portion of NWB Telecom Division Revenue	21.74%
Revenue as Portion of Company-Wide Revenue	14.27%
Expenses as Portion of NWB Telecom Division Expenses	22.31%
Expenses as Portion of Company-Wide Expenses	12.32%
Gross Profit as Portion of NWB Telecom Division Profit	29.09%
Gross Profit as Portion of Company-Wide Profit	85.98%

We had two vendors who accounted for over 10% of NWB Telecom vendor expenses each in the first quarter of 2009. We do not rely upon or maintain any long term supply or termination service contracts, and all of our vendor agreements are terminable at will by either party without notice. In addition, our suppliers rely upon short term contracts or arrangements with other local service providers, including tier 1 service providers, to supply termination routes; these contracts or arrangements may also be terminated upon short notice. Therefore, our VoIP service business is subject to supply disruptions that are not within our control and that could have a material adverse effect upon the NWB Telecom division’s financial results.  In fact, our NWB Telecom division has experienced loss or interruption of key suppliers, including suppliers accounting for over 10% of NWB Telecom vendor expenses during the first quarter of 2009, and the loss or interruption substantially negatively impacted NWB Telecom’s revenue and gross profit.

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

From time to time we prepay certain vendors for a portion of future services.  In the event that our vendor is unable to supply the termination services for which we have prepaid, we are unlikely to be able to recover all, if any, of such prepayments.  As we receive the termination services for which we have prepaid, of if we lose the ability to receive those services, we apply our related prepaid expenses to the cost of goods sold for the NWB Telecom division, thereby directly impacting our gross profits for the division.

We derive a significant amount of our revenue from a relatively small number of clients. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. Each of two customers accounted for 10% or more revenues for NWB Telecom, as well as the Company overall, during the three month period ending March 31, 2009, as outlined in the table below.

3 Months Ended	Two
March 31, 2009	Significant Customers
Revenue (generated from resale of service to customers)	$908,096
Revenue as Portion of NWB Telecom Division Revenue	68.50%
Revenue as Portion of Company-Wide Revenue	45.21%

Furthermore, our top ten customers accounted for a significant amount of NWB Telecom revenues during the three month period ending March 31, 2009. Although we continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

These customers are under no enforceable obligation to continue to purchase services from us in any particular quality or quantity, and we are under no obligation to sell, other than on a daily or weekly basis. The market for the type of service we provide to these customers is extremely price-competitive, and we can have no assurance that if we are able to continue to provide services to these customers, we will continue to earn our current level of gross profits. Loss of these significant customers would result in an attendant loss of associated gross profits, without a corresponding immediate decrease in related sales, general, and administrative costs, therefore negatively impacting our overall profitability in the near term.

2009	Revenue Company Wide	Revenue NWB Telecom	% of Company- Wide Revenue	Revenue NWB Networks (non- TELES)	% of Company- Wide Revenue	Revenue NWB Networks (TELES only)	% of Company- Wide Revenue

Q1	$2,013,839	$1,321,508	65.62%	$70,647	3.51%	$621,685	30.87%
Q2	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q3	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year	$2,013,839	$1,321,508	65.62%	$70,647	3.51%	$621,685	30.87%

Summary: company-wide and divisional revenue, gross profit and gross profit margin, on a quarterly and year-end basis, for 2008 year to date.

The following tables duplicate information presented elsewhere in this Item 2, but we believe that the following presentation of that information in a summary format may be helpful to shareholders and potential investors. Reference is made to similar tables showing quarterly and year end results of operations for the year ending December 31, 2008, in the Company’s Form 10-K filed with the SEC on April 15, 2009, under Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The following presentation is not intended to substitute for any other portion of this Item 2.

2009	Gross Profit Company Wide	Gross Profit NWB Telecom	% of Company- Wide Gross Profit		Gross Profit NWB Networks (non- TELES)	% of Company- Wide Gross Profit	Gross Profit NWB Networks (TELES only)	% of Company- Wide Gross Profit

Q1	$(124,176)	$(366,972)	-295.53%		$10,653	-8.58%	$232,143	-186.95%
Q2	n/a	n/a	n/a	%	n/a	n/a	n/a	n/a
Q3	n/a	n/a	n/a	%	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a		n/a	n/a	n/a	n/a

Year	$(124,176)	$(366,972)	-295.53%		$10,653	-8.58%	$232,143	-186.95%

2009	Gross Profit Margin Company Wide	Gross Profit Margin NWB Telecom	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin (TELES only)

Q1	-6.17%	-27.77%	15.08%	37.34%
Q2	n/a	n/a	n/a	n/a
Q3	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a

Year	-6.17%	-27.77%	15.08%	37.34%

Total Company expenses.

Total Company expenses (sales, marketing, general and administrative) for the following periods ended March 31, 2009 and 2008 were as follows:

Total Company Expenses
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$1,550,777	$1,073,399	-30.78%
June 30	$1,529,051	n/a	n/a
September 30	$1,559,215	n/a	n/a
December 31	$1,203,874	n/a	n/a
Year-to-Date March 31	$1,550,777	$1,073,399	-30.78%

The substantial decrease in total expenses for the comparative three month periods is due primarily to decreases in bad debt write-offs, trade show and travel, legal and litigation, decreased payroll and accounting services.

Interest.

Interest (Company-Wide)
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$17,515	$22,249	27.03%
June 30	$18,130	n/a	n/a
September 30	$30,443	n/a	n/a
December 31	$32,988	n/a	n/a
Year-to-Date March 31	$17,515	$22,249	27.03%

The fluctuations in interest paid in 2008 are a function of changes in interest rates and principal owed during the year. The reduction in interest paid in the first quarter of 2009 is the result of a lowering of the interest rate.

Depreciation and Amortization

Depreciation and Amortization (Company-Wide)
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$116,280	$154,102	32.53%
June 30	$142,165	n/a	n/a
September 30	$142,941	n/a	n/a
December 31	$113,927	n/a	n/a
Year-to-Date March 31	$116,280	$154,102	32.53%

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

Net loss.

Throughout 2008 and the first quarter of 2009, the Company has experienced a high degree of volatility in its revenue stream and gross profit numbers. The Company produced a net profit for the three month period ended September 30, 2008.  The net profit reflected a substantial increase in high margin revenue primarily in the NWB Telecom division, but also reflected continued relatively high margin sales of TELES equipment and reduction in sales of low margin legacy equipment in the NWB Networks division. This was followed by challenges in both the NWB Networks and NWB Telecom divisions in the fourth quarter of 2008. These challenges are the result of current economic and technical issues in each of our divisions.

Management believes that the most likely causes of losses in the fourth quarter of 2008 and the first quarter of  2009 are slowing product demand in the NWB Networks division and supply interruptions in the NWB Telecom division.  Demand for the NWB Networks division’s key products appears to be slowing due to slowing economic growth and a restrictive credit environment. Revenue for NWB Networks continued to decline into the first quarter of 2009 as a result.  It is not clear whether economic growth and credit availability can rebound as quickly as they deteriorated, and the outlook for the rest of 2009 remains unclear.  Supply of NWB Telecom’s core services, VoIP termination services in South and Central America and Mexico, has been intermittent in the first quarter of 2009, with a substantial supply interruption from key vendors in the first quarter of 2009.  The Company cannot predict its success in securing replacement supply for lost vendor capacity.

The above factors contributed to a net loss for the Company for both the year ended December 31, 2008 and the first quarter of 2009. The Company’s net losses for the three month period ended March 31, 2009 and 2008 are as follows:

Net Profit (Loss) (Company-Wide)
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$(833,121)	$(1,176,605)	-41.23%
June 30	$(141,900)	n/a	n/a
September 30	$436,882	n/a	n/a
December 31	$(1,091,414)	n/a	n/a
Year-to-Date March 31	$(833,121)	$(1,176,605)	-41.23%

Following is a summary of total company expenses, interest, amortization and depreciation, and resultant net profit/loss, allocated among our two operating divisions, NWB Telecom and NWB Networks, and showing NWB Networks results for non-TELES products and TELES products only.

	Company-			NWB	NWB
Jan 1 – Mar 31, 2009	Wide	Corporate		Telecom	Networks

Gross Profit	$(124,176)	n/a		$(366,972)	$242,796
SG&A Expense(1)	$(897,048)	$(317,807	)(2)	$(306,765)	$(272,476)
Interest	$(22,249)	$(18,343)		$(3,906)	$—
Depreciation/Amortization	$(154,102)	$(39,388)		$(111,894)	$(2,820)
Other Income (Expense)	$20,970	$625		$20,345	$—
2008 Net Loss	$(1,176,605)	$(374,913)		$(769,192)	$(32,500)

(1)	Includes management’s determination of sales, general and administrative expenses directly allocable to each division or line of business.

(2)

Includes indirectly allocable expenses, which include, for example, legal and accounting fees, costs of SEC compliance, costs of leasing and operating our facilities in Eugene, Oregon, and certain executive-level management costs.

Liquidity and Capital Resources

The results of the Company’s activities over the course of the first quarter of 2009 have weakened the Company’s liquidity position on March 31, 2009 as compared to its position as of December 31, 2008. The following comparison of the current assets and liabilities from March 31, 2009 to December 31, 2008, shows a substantial decline in the ratio of current assets to current liabilities (by 27.27%) and in the cash position of the company (by 28.11%), as well as a more serious decline in the quick ratio (by 38.71%).

	December 31, 2008	March 31, 2009
Cash	$541,116	$389,028
Current Assets	$4,311,544	$4,851,369
Current Liabilities	$2,451,979	$3,788,823
Current Ratio (current assets to current liabilities)	1.76:1	1.28:1
Quick Ratio (cash and accounts receivable to current liabilities)	0.62:1	0.38:1

The deterioration in our liquidity position through 2008 and into the first quarter of 2009 was due to three primary elements. First, losses suffered during 2008 and through the three month period ending on March 31, 2009 have had a negative impact on our reserves, particularly our cash reserves. Second, the company invested in more “available for sale” inventory to attempt to compensate for lost sales in the 2007 and the first quarter of 2008 due to inventory shortages. Third, the Company invested more in prepayments in the NWB Telecom division in order to obtain better cost efficiencies that resulted in steadily increased margins from 2007 through 2008, but resulted in losses in the fourth quarter of 2008 when the Company lost supply from certain key vendors in the Company’s NWB Telecom division.  The second and third elements reflect an investment of liquid assets intended to improve profits in both the NWB Telecom and NWB Networks divisions. However, with an unexpected loss of supply in the NWB Telecom division, and an unexpected rapid decrease in sales in the NWB Networks division, the Company now hopes to pull back those investments and increase liquidity, particularly cash reserves, in an attempt to meet its contractual payment obligations. The table below lists all contractual payment obligations of the company over time.

Contractual
Payment Obligations	Total	<1 Year	2-3 Years	3-5 Years	>5 Years

Long Term Debt	$2,077,033	$11,038	$15,995	$2,050,000	—

Capital Leases	$171,492	$74,714	$93,766	$3,012	—

Operating Leases	$240,187	$37,222	$100,460	$29,760	72,745

Purchase Obligations	—	—	—	—	—

Other Long Term Ob.	—	—	—	—	—

Total	$2,488,712	$122,974	$210,221	$2,082,772	72,745

Capital expenditures.

In 2008 we increased our investment in switching and termination capacity of the NWB Telecom division. Increased capital expenditures for the first quarter of 2009 are the result of investment in expanding and updating the network of our NWB Telecom division. The following chart provides a comparative representation of the capital expenditures and disposals for Continuing Operations over the last five quarters:

Capital Expenditures of Continuing Operations of New World Brands

Additions and Disposals over the Last Five Quarters

		Additions	Dispositions	Net Additions

Q1	2008	147,746	(60,928)	86,818

Q2	2008	272,400	(1,606)	270,794

Q3	2008	26,534	(30,432)	(3,898)

Q4	2008	104,656	(54,089)	50,567

Q1	2009	171,636	—	171,636

Comparative Three Month Ending March 31

2008	147,746	(60,928)	86,818

2009	171,636	—	171,636

Change (%)			97.70%

The purpose of the increased purchasing of equipment for the NWB Telecom division was to gain capacity and improve the sophistication of the equipment to provide a more robust switching platform with the expectations of increased revenues and greater uptime. We have had challenges in implementing and bringing the technology to its full operating capabilities and have had reductions in capacity during this process, all of which have negatively impacted revenues in the first quarter of 2009.

All of our investment in capital resources is directly for equipment and the building of the expertise to operate this equipment. We are not engaged in any way in any research and development or the building of any intellectual property as a result of this investment.

Future Capital Needs.

Capital expenditures are primarily related to investments made in the switching and termination equipment used to operate the NWB Telecom division. We also plan to increase expenditures in relation to expansion of our customer support capacity and training services for the NWB Networks business. However, the Company’s ability to pursue its current business plan without seeking additional debt- or equity-based capital is entirely dependent on management’s ability to increase revenues at current or higher gross margins, while decreasing overall Company costs relative to gross profits, and there can be no assurance that management will achieve its goals. In the current climate for raising debt financing, we may be unwilling or unable to raise funds due to the high cost of debt and/or equity.  Much of the investment for NWB Telecom has been made in the past 24 months and the expectation is for less investment required after the first quarter of 2009 as compared to 2008.  For the NWB Networks division, capital expenditures form a smaller proportion of cash used due the nature of our business being primarily focused on marketing, sales, and support of telecommunications equipment and solutions.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.       CONTROLS AND PROCEDURES

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

Changes in Internal Control over Finance Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

There have been no material developments with respect to any of the legal proceedings described in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 1A.                    RISK FACTORS

Factors that could have a material adverse effect on the operations and future prospects of the Company include those factors discussed in our Annual Report on Form 10-K, filed with the SEC on April 15, 2009, under Item 1A, “Risk Factors,” and other factors set forth in this Report, including without limitation under Part I, Item 2, “Management’s Discussion and Analysis—Disclosure Regarding Forward-Looking Statements,” and in our other SEC filings.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                             OTHER INFORMATION

The Company and TELES agreed to temporarily amend certain covenants of the TELES Term Loan Agreement, dated February 18, 2008 (the “TELES Loan Agreement”).  The effective date of the amendments to the TELES Loan Agreement is March 30, 2009. The description of the TELES Loan Agreement herein is qualified in its entirety by reference to the full text of such agreement, which was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008.

Section 8.1 of the TELES Loan Agreement was replaced with a covenant that the Company maintains, on a consolidated basis, a ratio of current assets to current liabilities of not less than 1.1 to 1. Section 8.2 of the Term Loan was replaced with a covenant that the Company maintains, on a consolidated basis, a ratio of total indebtedness (excluding the current portion of subordinated debt) to tangible net worth of not greater than 15.00 to 1.  The amended TELES Loan Agreement is attached as Exhibit 33.1 to this Quarterly Report on Form 10-Q.

The Company and P&S Spirit agreed to temporarily amend certain covenants of the P&S Credit Line and Security Agreement, dated May 31, 2007 (the “P&S Credit Line Agreement”).  The effective date of the amendments to the P&S Credit Line Agreement is March 30, 2009. The description of the P&S Credit Line Agreement herein is qualified in its entirety by reference to the full text of such agreement, which was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2007.

Section 8.1 of the P&S Credit Line Agreement was replaced with a covenant that the Company maintains, on a consolidated basis, a ratio of current assets to current liabilities of not less than 1.1 to 1. Section 8.2 of the Credit Line Agreement was replaced with a covenant that the Company maintains, on a consolidated basis, a ratio of total indebtedness (excluding the current portion of subordinated debt) to tangible net worth of not greater than 15.00 to 1.  The amended P&S Credit Line Agreement is attached as Exhibit 33.2 to this Quarterly Report on Form 10-Q.

ITEM 6.                             EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002 (*)

33.1	Amendment to covenants of TELES Loan Agreement (*)

33.2	Amendment to covenants of P&S Credit Line Agreement (*)

(*)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Dated: May 20, 2009	By:	/s/ M. David Kamrat
M. David Kamrat
Chief Executive Officer and Chairman of the Board

Dated: May 20, 2009		/s/ Shehryar Wahid
Shehryar Wahid
Chief Financial Officer