Form 10-Q
period 2009-06-30
NEW WORLD BRANDS INC
filed 2009-08-14
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 14, 2009, there were 411,879,673 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

NEW WORLD BRANDS, INC.
FORM 10-Q

For the quarterly period ended June 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

as of  June 30, 2009 (unaudited)

and December 31, 2008

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$445,523	$541,116
Accounts receivable, net	1,136,174	988,371
Inventories, net	2,345,988	1,827,211
Prepaid expenses	551,870	638,801
Other current assets	371,816	316,045

Total Current Assets	4,851,371	4,311,544

Property and Equipment, net	1,948,028	1,446,557
Other Assets:
Other long term assets	387,501	503,856

Total Assets	$7,186,900	$6,261,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

as of  June 30, 2009 (unaudited)

and December 31, 2008

	June 30,	December 31,
	2009	2008
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$4,287,281	$1,917,899
Accrued expenses	363,618	447,491
Customer deposits	73,525	4,365
Capital leases, current portion	73,695	67,531
Notes payable, current portion	209,787	14,693

Total Current Liabilities	5,007,906	2,451,979

Long-Term Liabilities
Notes payable, net of current portion	2,058,579	1,665,995
Capital leases, net of current portion	57,730	91,913

Total Long-Term Liabilities	2,116,309	1,757,908

Total Liabilities	7,124,215	4,209,887

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock Series A preferred stock $0.01 par value, no shares issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 418,479,673 shares issued as of June 30, 2009 and December 31, 2008	4,184,797	4,184,797
Additional paid-in capital	33,606,557	33,606,557
Accumulated deficit	(37,563,669)	(35,574,284)
	227,685	2,217,070
Less: Treasury shares (common 6,600,000 shares as of June 30, 2009 and December 31,2008) at cost	(165,000)	(165,000)
Total Stockholders’ Equity	62,685	2,052,070

Total Liabilities and Stockholders’ Equity	$7,186,900	$6,261,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the Three Months Ended

June 30, 2009 and 2008

	June 30,	June 30,
	2009	2008
	(unaudited)	(unaudited)

Net Sales
Hardware	$866,816	$2,653,742
Carrier Services	1,110,975	3,949,644

	1,977,791	6,603,386

Cost of Sales
Hardware	(553,910)	(1,896,137)
Carrier Services	(1,190,840)	(3,382,305)

	(1,744,750)	(5,278,442)

Gross Profit	233,041	1,324,944
Sales, General and Administrative Expenses	(1,020,626)	(1,529,053)

Loss from Operations	(787,585)	(204,109)

Other Income (Expense)
Interest Income (Expense)	(25,195)	2,201
Other Income	—	60,005

Total Other Income (Expense)	(25,195)	62,206

Loss Before Income Taxes	(812,780)	(141,903)
Provision for Income Taxes	—	—

Net Loss	$(812,780)	$(141,903)

Net Loss Per Share - basic and diluted	$—	$—

Weighted Average Number of Shares Outstanding During the Year
Basic and Diluted	411,879,673	417,186,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the Six Months Ended

June 30, 2009 and 2008

	June 30,	June 30,
	2009	2008
	(unaudited)	(unaudited)

Net Sales
Hardware	$1,559,147	$4,696,143
Carrier Services	2,432,483	6,988,193

	3,991,630	11,684,336

Cost of Sales
Hardware	(1,003,445)	(3,564,363)
Carrier Services	(2,879,320)	(6,090,638)

	(3,882,765)	(9,655,001)

Gross Profit	108,865	2,029,335
Sales, General and Administrative Expenses	(2,094,025)	(3,079,828)

Loss from Operations	(1,985,160)	(1,050,493)

Other Income (Expense)
Interest Income (Expense)	(24,570)	5,395
Other Income	20,345	70,078

Total Other Income (Expense)	(4,225)	75,473

Loss Before Income Taxes	(1,989,385)	(975,920)
Provision for Income Taxes	—	—

Net Loss	$(1,989,385)	$(975,920)

Net Loss Per Share - basic and diluted	$—	$—

Weighted Average Number of Shares Outstanding During the Year
Basic and Diluted	411,879,673	416,095,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended

June 30, 2009 and 2008

	2009	2008
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss	$(1,989,385)	$(975,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367,401	258,445
Allowance for doubtful accounts	9,900	(52,000)
Changes in operating assets and liabilities
Accounts receivable	(157,703)	(331,497)
Inventory	(518,777)	(547,265)
Prepaid expenses	86,931	(233,966)
Other current asset	(55,771)	124,853
Deposits and other assets	116,355	93,750
Accounts payable	2,369,382	732,065
Accrued expenses and other liabilities	359,253	151,506
Customer deposits	(373,966)	(114,779)
Subtotal: Adjustments to reconcile net loss to net cash used in operating activities	2,203,005	81,112

Net cash provided by (used in) operating activities	213,620	(893,908)

Cash Flows from Investing Activities
Purchases of property and equipment	(862,754)	(248,765)

Net cash used in investing activities	(862,754)	(248,765)

Cash Flows from Financing Activities
Payments of principal on capital lease	(34,137)	—
Proceeds from notes payable	595,000	1,087,627
Payments of notes payable	(7,322)	(586,893)

Net cash provided by financing activities	553,541	500,734

Net Decrease in Cash and Cash Equivalents	(95,593)	(641,939)

Cash and Cash Equivalents at Beginning of Period	541,116	2,038,635

Cash and Cash Equivalents at End of Period	$445,523	$1,396,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended

June 30, 2009 and 2008

	2009	2008
	(unaudited)	(unaudited)

Cash paid during the period for:
Interest paid	$44,325	$35,645
Income taxes paid	—	—
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through capital leases
Increase in property and equipment	862,754	$108,847
Increase in capital lease payable	(171,636)	(108,847)
	$691,118	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE A                                                  ORGANIZATION, CAPITALIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

New World Brands, Inc. (“New World Brands”, “the Company”, “NWB”, “we”, “us” or “our”) is a Delaware corporation that is engaged in the telecommunications business through its two operating divisions. One is NWB Networks, which includes TELES USA. This division is focused on the telecommunications hardware business and delivers voice over internet equipment, support, and solutions as the exclusive reseller of the TELES AG line of products in North America. The other division is NWB Telecom, which acts as a long distance wholesale termination provider. It primarily offers international routes to domestic carriers for the termination of voice over internet phone service.

Significant Accounting Policies

Revenue Recognition

NWB Networks: Revenue is recognized when goods are shipped to or picked up by the customer from our facilities. Services and support revenue is recognized on a ratable basis over the service period as services and support are provided to the customer.

NWB Telecom:  Revenue is recognized when services are rendered to the customer.

Reserves and Allowances

Bad Debt: The Company maintains a reserve for bad debt based on historical activity and economic conditions specific to each division. We had increased our reserve over the last twelve months due to the deteriorating economic climate.  The reserve that is currently maintained for both divisions of the company is 5% of the accounts receivable primarily due to the higher risk of receivables collections in a slower economy.

Disputes: The Company maintains a reserve against invoices booked on the NWB Telecom revenue for possible customer disputes on the bill for telecommunications services that we provide our customers. We allow a 30 day period for customers to dispute our bill to them and the reserve we maintain is based on historical rates of disputes that we have encountered per 30 day period.  The amount we currently apply is 2.5 % of the NWB Telecom accounts receivable balance. This amount is independent of any reserve that we maintain for the possibility of bad debts.

Inventory: We maintain a reserve for obsolescence of inventory based on the nature of the equipment and our ability to upgrade it to current status of between 3% and 12% of the inventory’s value depending on the type of item.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year or any other interim period. In connection with the preparation of these financial statements, the Company has evaluated events and transactions for items that should potentially be recognized or disclosed through August 14, 2009, which is the date the financial statements were issued.

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period.

Recently Adopted Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of SFAS 161.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.  The Company performed an evaluation of subsequent events through August 14, 2009, the date on which the financial statements were issued, and determined no subsequent events had occurred which would require changes to its accounting or disclosures.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

Financial Instruments and Fair Values

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, trade receivables and other assets approximates fair value due to the short-term maturities of these instruments.

The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

NOTE B                                                  INVENTORIES

Inventories as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
Resale Hardware	2009	2008

Finished Goods inventories	$2,429,688	$1,893,411
Less allowance for obsolete inventories	(83,700)	(66,200)

Inventories, net	$2,345,988	$1,827,211

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

SSB and P&S loans

Effective June 19, 2009, New World Brands, Inc. entered into a Loan Agreement with Sigram Schindler Beteiligungsgesellschaft mbH (“SSB”), pursuant to which SSB agreed to loan the Company up to $250,000 at an interest rate of 18% per annum with a maturity date of December 31, 2009 (“SSB Loan”). The SSB Loan is subject various conditions precedent some of which have been achieved and we received $125,000 under the SSB Loan from SSB on June 19, 2009.

Effective June 19, 2009, the Company entered in to a Loan Agreement with P&S Spirit Investments, a general partnership (“P&S”) of which Dr. Selvin Passen, Ph.D, is Manager (“P&S Loan”). The P&S Loan contemplates a loan to the Company by P&S of up to $250,000 with a maturity date of December 31, 2009 and payable with interest at 18% per annum. We received $125,000 of the P&S Loan on June 19, 2009. The P&S general partnership may include individuals and/or investments by individuals who are both related parties to the Company and/or officers and/or directors or employees of the Company and/or relatives thereof. In addition to being a Director of P&S, Dr. Passen is also a Director of the Company.

This was reported in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009. Please note that these loans are current liabilities and are not reflected in the maturities as part of “notes payable, current portion”

Amendments to loan covenants

Amendments to both the P&S Credit Line and the TELES Loan were agreed to by all parties effective June 29, 2009 that temporarily waived the covenants relating to certain financial ratios in those agreements until March 31, 2010.

Other loans

We have a total of approximately $23,500 of principal remaining in loans on two company-owned vehicles. The majority of the balance is for a truck that carries a term of 3 years and an interest rate of 0%. It is due to expire in 2011.

Total maturities of all notes payable as of June 30, 2009 were as follows:

2009	$209,787
2010	6,773
2011	1, 806
2012	2,050,000

Total notes payable	2,268,366

Notes payable, current portion	(209,787)

Notes payable, net of current portion	$2,058,579

Interest expense incurred on the above notes payable was approximately $20,500 and $10,000 for the three month periods ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, interest expense was $37,500 and $28,000, respectively.

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

NOTE E                                                    STOCKHOLDERS’ EQUITY

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for the three months ended June 30, 2009 and 2008:

	3 months	6 months
	Ended June 30	Ended June 30
2008
Weighted average number of shares
Basic (Common Stock)	417,186,195	416,095,058

Total Basic	417,186,195	416,095,058

Effect of dilutive securities
Common Stock - options and warrants	—	—
Preferred Stock - options and warrants	—	—

Total Dilutive	—	—

Weighted average number of shares outstanding (Basic and diluted)	417,186,195	416,095,058

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556	61,050,556
Preferred Stock (as converted to Common Stock)	—	—

Total	478,236,751	477,145,614

2009
Weighted average number of shares
Basic (Common Stock)	411,879,673	411,879,673

Total Basic	411,879,673	411,879,673

Effect of dilutive securities
Common Stock - options and warrants
Preferred Stock - options and warrants	—	—

Total Dilutive	—	—

Weighted average number of shares outstanding (Basic and diluted)	411,879,673	411,879,673

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556	61,050,556
Preferred Stock (as converted to Common Stock)	—	—

Total	472,930,229	472,930,229

NOTE F                                                    INCOME TAXES

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

We also account for income taxes in accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The following information was obtained from a review of the 2005 federal and state income tax returns of Qualmax, Inc. and Subsidiaries (“Qualmax”), the forms 10-K and 10-Q filed with the Securities and Exchange Commission by NWB, as updated by the latest information available as of August 10, 2009.

The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the three and six month periods ended June 30, 2009 and 2008 as a result of implementing FIN 48, or FIN 48-1. In accordance with FIN 48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The tax years 2005 - 2008 remain subject to examination by major tax jurisdictions.

2009
Federal:
Current	$—
Deferred	—
State:
Current
Deferred	—
Subtotal	—
Change in valuation allowance	—
Benefit (provision) for income taxes	$—

	Amount	Rate
Computed income tax (benefit)	$(408,000)	34.00%
State tax (benefit), net of federal benefit	(51,374)	4.28%
Change in valuation allowance	452,361	-37.70%
Nondeductible expenses and other	7,013	-0.58%
Total income tax expense (benefit)	$—	—

2009
Deferred tax assets (short-term):
Net operating loss carry forwards	$2,827,285
Capital loss from sale of subsidiary	1,772,929
Allowance for doubtful accounts receivable	22,323
Allowance for inventory obsolescence	32,104
Depreciation & amortization	109,407
Allowance for disputes	1,266
Deferred tax assets (long-term):
Charitable contributions carry forward	8,904
Deferred Tax Assets before Valuation Allowance	4,774,218

Valuation allowance	(4,774,218)
Deferred tax assets after valuation allowance	—
Deferred tax liabilities - depreciation	—
Net deferred tax assets after valuation	$—

As of June 30, 2009, the Company had net operating losses of approximately $6.9 million that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carry forwards expire in various years through 2029. The Company also has a capital loss carry forward of approximately $4.6 million that can be carried forward for five years and deducted against future capital gain income. The capital loss carry forward expires in 2012.

In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of June 30, 2009 was $4.8 million. The increase in the valuation allowance was approximately $453,000 for the six month period ended June 30, 2009, primarily due to the carry-forward of losses from operations for the six month period.

Federal Income Tax Liabilities

For the six months ended June 30, 2009, NWB did not incur a federal income tax provision since it generated a net operating loss for the period.  For purposes of the deferred income tax calculation, NWB had a 100 percent valuation allowance against its net deferred tax assets and thus did not record a deferred tax benefit for the six months ended June 30, 2009.

The federal and state corporate income tax returns for Qualmax and NWB for the periods ended December 31, 2006 and 2007 are still pending to be filed.  For purposes of its 2006 corporate income tax returns, Qualmax will have to break-out its calendar year 2006 financial results between the pre-merger and post-merger time periods and file short period corporate income tax returns for the different time periods.  As part of the reverse acquisition, NWB changed its fiscal year end from May 31 to December 31, which will also impact the filing of the 2006 short period corporate income tax returns.  Berenfeld, Spritzer, Shechter & Sheer LLP (“BSSS”), NWB’s tax preparer, is working with NWB to obtain the necessary information for the preparation of the 2006 and 2007 corporate income tax returns.  Tax professionals from BSSS have discussed in detail with Mr. Wahid the information that is required to prepare the federal and state corporate income tax returns and all of the returns are expected to be prepared by BSSS and filed with the appropriate taxing authorities by the end of 2009.  Since Qualmax and NWB incurred taxable losses during those years, it is expected that no federal or state corporate income taxes will be due with the returns.  Some of the state income tax returns could require the payment of minimum taxes, but those amounts are expected to be immaterial.  Also, any penalties and/or interest assessed by the taxing authorities for the late filing of the income tax returns should also be immaterial since NWB and Qualmax incurred taxable losses.  NWB requested extensions of time for the filing of its federal and state corporate income tax returns for the year ended December 31, 2008.  The extended due date of the federal corporate income tax return is September 15, 2009 and the extended due date of the Oregon corporate income tax return is October 15, 2009.

The tax depreciation expense for the 2007 and 2008 tax years and for the first two quarters of 2009 was estimated based on the 2005 calendar year tax depreciation schedules provided by Ribotsky, Levine & Company, CPAs, Qualmax’s former tax preparation firm, and the net fixed asset additions of NWB during 2007, 2008, and the first two quarters of 2009.  Since the acquisition of Qualmax took place in September, 2006, some of the fixed assets on the 2005 tax depreciation schedules may not have been owned by NWB during the 2007 and 2008 tax years and during the first two quarters of 2009.  Since the 2006 income tax returns have not yet been prepared, the information regarding which depreciation methods and lives will be used for the new fixed assets and what the dispositions of fixed assets were during these years is not available at this time.  Since NWB and Qualmax incurred taxable losses during these tax years and has substantial net operating losses carrying forward, the updating of the tax depreciation expense for purposes of the corporate income tax returns is not expected to have a material effect NWB’s and Qualmax’s tax liabilities.

State Income Tax Liabilities

For the 2005 tax year, Qualmax only filed a state income tax return in Oregon.  Prior to the acquisition that occurred on September 15, 2006, NWB was a Florida-based corporation and filed Florida corporate income tax returns.  During the 2006 tax year, the Company had an employee in California.  The Company intends to file a California corporate income tax return for 2006.  During the 2007 tax year, the Company had employees in four states other than Oregon.  These were New York, Texas, Massachusetts, and Florida.  During 2007, the Company did not have an employee in California.  The employees in these four other states are engineers and operations management personnel who monitor the traffic on NWB’s systems.  The employees are not involved in sales.  The Company is registered for individual state income tax withholdings and unemployment compensation contributions in the four states.  During the 2008 tax year, the Company only had employees outside of Oregon in the states of Florida and New York.  As during the 2007 tax year, these employees were engineers and operations management personnel and were not involved in sales.  During the first and second quarters of 2009, the Company continued to have the same employees in New York and Florida (and performing the same functions) and did not hire any employees in any other states outside of Oregon.

As part of the state income tax return preparation process, BSSS is going to review Qualmax’s and NWB’s potential exposure to state income and/or franchise taxes for the 2006, 2007, 2008, and 2009 tax years from the presence of its employees in the various states under each state's applicable statutes.  Any possible state income tax assessments are expected to be minimal since the company has been incurring significant tax net operating losses.

During its years of operations, the Company has had sales to many states other than the State of Oregon.  Some of these states have in the past tried to aggressively pursue out of state businesses for the imposition and collection of sales taxes on sales to residents of their states.  Although NWB’s management is not aware of any specific issues or contingencies directly related to NWB at this time, there is a potential exposure for all multi-state businesses of a change in state sales tax laws and the requirement to collect sales taxes on sales to the states.

NOTE G                 LIQUIDITY

The results of the company’s activities over the course of the first half of 2009 have further weakened the Company’s liquidity position as of June 30, 2009 as compared to its position on December 31, 2008. The following comparison of the current assets and liabilities from June 30, 2009 to December 31, 2008 shows a decline in the ratio of current assets to current liabilities (by 44.89%) and a decline in the cash position of the company (by 17.67%), as well as a more significant decline in the quick ratio (by 48.39%). The current cash position has improved from its low of approximately  $390,000 on March 31, 2009 by about 14%.  However, this was primarily due to the issuance of a note payable that will mature in December 2009.

The decline of the current ratio to less than 1:1 is a large concern with respect to our continued ability to pay current liabilities.

Sales in both divisions have dropped significantly when compared year over year (as by 70% overall in the second quarter of this year vs. the same quarter in the previous year). The decrease in sales is due in part to the current economic climate, and we expect that this lower level of sales will continue until recessionary pressures have eased. This drop in sales has resulted in losses so far in 2009 of $2 million. The Company has supported these losses through an increase in short term trade payables (primarily with our primary vendor) and the issuance of some debt.  We have used many of the tools available to us to finance losses in the first half of 2009 and have limited options available to further raise funds.

Working in our favour is the fact that our largest debt holders are also key shareholders and directors of the company, as well as our primary supplier.  They have shown a willingness to accommodate our current poor economic performance and taken positive steps, such as working with us to renegotiate the covenants of both of our large notes payable to ensure that we will remain in compliance with those notes.  We have also significantly reduced the Company’s operating expenses year over year for the second quarter by approximately 33%, which has allowed us to stay current on all of our obligations, and we do not foresee being unable to meet our short term liabilities and expenses on time.

We have a significant inventory of goods available for sale that could be converted to cash to improve our cash flow, net of payments to our primary vendor. We have also completed the majority of our capital expenditures in the first half of the year and the production capabilities of these assets will be available for revenue generation in the second half of this year.

Overall, we have now experienced three consecutive quarters of drastically declining sales and losses. The Company will be at risk if sales do not improve, cash flow does not increase, and overall profitability does not return in the upcoming quarters.  Improvement in both operating divisions will be necessary in order to meet our contractual obligations. No assurances can be given, however, that these improvements will be accomplished.

NOTE H                 COMMITMENTS AND CONTINGENCIES

Credit Facility with Pacific Continental Bank

The Company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007. The conditions of this agreement require the deposit of $60,000 with the bank as security for the services as of June 30, 2009. The deposit is in the company’s money market account with the bank and is reported on the balance sheet as part of cash and cash equivalents.

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

IP Gear was named as a defendant in a lawsuit styled Piecom Tech. Israel Ltd. v. IP Gear Ltd., Case No, 26-05166-07-5, in the Herzliyah, Israel Regional Court. Piecom Tech. had been a vendor to IP Gear, Ltd and was contracted to provide outsourced contract manufacturing services. There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. Release of the escrow funds of $32,000 depends upon the outcome of pending litigation between Piecom and IP Gear, Ltd. Neither of these amounts is represented on the balance sheet of the Company. On preliminary motions, argued in May of 2008, the Court ruled in favor of IP Gear, Ltd. A mediation hearing occurred in August of 2008 and the mediator was unable to resolve the matter. The next mediation hearing is expected for September, 2009. At present, management does not believe this matter poses any significant financial risk to the Company.

Additional Disputes

In addition to the matters discussed above, the Company is involved in various disputes that arise in the ordinary course of business.

NOTE I                  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on June 30, 2009. The company received its final approvals to open and operate a subsidiary in Mexico in the beginning of July 2009. We have begun to do so and will be reporting its activity in the upcoming quarterly filing as a subsidiary in the consolidated financial statements of New World Brands. We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report on August 14, 2009 that would have a material impact on our Condensed Consolidated Financial Statements.

NOTE J       BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the six months ended June 30, 2009, and 2008. We are currently focused on two principal lines of businesses: (i) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business, which operates under the name “NWB Networks,” including sales and support of TELES and IP Gear, Ltd products; and (ii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business, which operates under the name “NWB Telecom.”

	2009	2008
Net sales:

NWB Telecom	$2,432,483	$6,988,193

NWB Networks	1,559,147	4,696,143

	3,991,630	11,684,336

Cost of sales:

NWB Telecom	(2,879,320)	(6,090,638)

NWB Networks	(1,003,445)	(3,564,363)

	(3,882,765)	(9,655,001)

Gross profit:

NWB Telecom	(446,837)	897,555

NWB Networks	555,702	1,131,780

	$108,865	$2,029,335

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

•

We have a limited backlog, or “pipeline,” of product and services orders, and we do not control the manufacturing of the core products we distribute and sell, exposing our future revenues and profits to fluctuations and risks of supply interruptions or rapid declines in demand;

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

Overview of Business

A detailed review of the Company’s business is provided in Item 1, “Description of Business” in our Annual Report on Form 10-K, filed on April 15, 2009, which is incorporated herein by reference.

Results of Operations

Company-wide revenue and gross profit.

Company-wide (referring to the Company’s two principal lines of business, on a consolidated basis) revenue, gross profit, and gross profit margin for the three and six month periods ended June 30, 2009 and 2008, were as follows:

Revenue
Company-Wide
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$5,080,949	$2,013,839	-60.36%
June 30	$6,603,386	1,977,791	-70.05%
September 30	$5,818,906	n/a	n/a
December 31	$2,776,933	n/a	n/a
Year-to-Date June 30	$11,684,335	$3,991,630	-65.84%

Gross Profit
Company-Wide
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$704,391	$(124,176)	-117.63%
June 30	$1,324,944	233,041	-82.41%
September 30	$1,994,009	n/a	n/a
December 31	$226,092	n/a	n/a
Year-to-Date June 30	$2,029,335	$108,865	-94.64%

Gross Profit Margin
Company-Wide
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	13.86%	-6.17%	-144.52%
June 30	20.06%	11.78%	-41.28%
September 30	34.27%	n/a	n/a
December 31	8.14%	n/a	n/a
Year-to-Date June 30	17.37%	2.73%	-84.28%

Company-wide revenue and gross profit reflect the growth of the company throughout the first three quarters of 2008, followed by challenges to both the NWB Networks and NWB Telecom divisions in the fourth quarter of 2008 and first two quarters of 2009. These challenges are the result of current economic and technical issues respectively in each of our divisions.

We note that the following percentages are based upon pro forma restated unaudited financial statements for the three and six month periods ended June 30, 2009 and 2008.

	NWB Networks		NWB Telecom
Revenue	as Portion of Company-Wide		as Portion of Company-Wide
for 3 Months Ending and	Revenue		Revenue
Year-to-Date	2008	2009	2008	2009
March 31	40.20%	34.38%	59.80%	65.62%
June 30	40.19%	43.83%	59.81%	56.17%
September 30	26.39%	n/a	73.61%	n/a
December 31	33.46%	n/a	66.54%	n/a
Year-to-Date June 30	40.19%	39.06%	59.81%	60.04%

	NWB Networks		NWB Telecom
Gross Profit	as Portion of Company-Wide		as Portion of Company-Wide
for 3 Months Ending and	Gross Profit		Gross Profit
Year-to-Date	2008	2009	2008	2009
March 31	53.12%	195.53%	46.88%	-295.53%
June 30	57.18%	134.27%	42.82%	-34.27%
September 30	30.29%	n/a	69.71%	n/a
December 31	170.17%	n/a	-70.17%	n/a
Year-to-Date June 30	55.77%	510.45%	44.23%	-410.45%

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

Revenue, gross profit and gross profit margin for the NWB Networks division for the three and six month periods ended June 30, 2009 and 2008 were as follows:

Revenue
NWB Networks
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$2,042,400	$692,331	-66.10%
June 30	$2,653,742	866,816	-67.34%
September 30	$1,535,641	n/a	n/a
December 31	$929,243	n/a	n/a
Year-to-Date June 30	$4,696,142	$1,559,147	-66.80%

Gross Profit
NWB Networks
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$374,174	$242,796	-35.11%
June 30	$757,605	312,906	-58.70%
September 30	$603,915	n/a	n/a
December 31	$384,751	n/a	n/a
Year-to-Date June 30	$1,131,779	$555,702	-50.90%

Gross Profit Margin
NWB Networks
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	18.32%	35.07%	91.43%
June 30	28.55%	36.10%	26.44%
September 30	39.33%	n/a	n/a
December 31	41.40%	n/a	n/a
Year-to-Date June 30	24.10%	35.64%	47.89%

Our relationship with TELES, including our geographic exclusivity, has provided an opportunity for the Company to sell these products at an attractive margin and to build a support and service network for end-users and VARs. As our relationship with TELES has matured, other advantageous developments have included greater input by NWB into TELES product development. The Company, while maintaining its own geographic exclusivity for the distribution of TELES equipment, may sell TELES equipment anywhere in the world without restriction. However, the increased focus on TELES equipment is not without risk, as may be seen by the greater proportional decrease in sales of TELES equipment as compared to legacy VoIP equipment in the economic downturn during the third and fourth quarters of 2008 and into the first two quarters of 2009.

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

	2008 NWB Networks Revenue		2008 NWB Networks Revenue
	non- TELES	TELES only	non- TELES	TELES only
Q1	$748,150	$1,294,250	36.63%	63.37%
Q2	$340,896	$2,312,847	12.85%	87.15%
Q3	$275,215	$1,260,425	17.92%	82.08%
Q4	$338,072	$591,169	36.38%	63.62%

2008	$1,702,333	$5,458,691	23.77%	76.23%

	2009 NWB Networks Revenue		2009 NWB Networks Revenue
	non- TELES	TELES only	non- TELES	TELES only
Q1	$70,647	$621,685	10.20%	89.80%
Q2	45,869	820,946	5.29%	94.71%
Q3	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a

2009	$116,516	$1,442,631	7.47%	92.53%

	2008 NWB Networks Gross Profit		2008 NWB Networks Gross Profit Margin
	non- TELES	TELES only	non- TELES	TELES only
Q1	$15,342	$358,832	4.10%	95.90%
Q2	$26,962	$730,643	3.56%	96.44%
Q3	$28,574	$575,340	4.73%	95.27%
Q4	$116,139	$268,611	30.19%	69.81%

2008	$187,017	$1,933,426	8.82%	91.18%

	2009 NWB Networks Gross Profit		2009 NWB Networks Gross Profit Margin
	non- TELES	TELES only	non- TELES	TELES only
Q1	$10,653	$232,143	4.39%	95.61%
Q2	33,947	278,959	10.85%	89.15%
Q3	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a

2009	$44,600	$511,102	8.03%	91.97%

The majority of our TELES equipment sales during the first two quarters of 2009 have been of TELES’s mobile fixed wireless application gateways, marketed under the iGate and vGate brands. TELES mobile gateways provide a consolidated mobile, public switched telephone network (PSTN) and VoIP gateway solution to carriers and corporate network customers seeking to connect their private branch exchange (PBX) to mobile and VoIP services, and can be added to integrated services digital network (ISDN) and internet protocol (IP) environments for least cost routing and other advanced call routing and rerouting applications. Demand for the iGate and vGate brands did slow along with the demand for TELES equipment in general in the last two quarters of 2008 and first two quarters of 2009 due in part to the broad decline in economic conditions.

All products purchased from TELES are per contract quoted in the base currency used by TELES, the Euro. New World Brands sells all goods to its customers in U.S. Dollars. As a result, we have a certain exposure to currency risk to the extent the relative value of the U.S. Dollar drops compared to the Euro. Despite exchange rate volatility between the Euro and the U.S. Dollar throughout 2008, the exchange rate at the end of the year was similar to what it was at the beginning of the year. Likewise, the Dollar/Euro exchange rate has been volatile throughout the first two quarters of 2009, but by the end of this period it had returned nearly to the same rate it had been at as of January 1, 2009: approximately $1.40 US to the Euro. Increases in our exposure to currency risk due to the growth of our Euro-denominated inventory has been partially offset by payment agreements between NWB and TELES designed to mitigate risk. However, if we are successful in our efforts to increase TELES sales, and as we increase our Euro-based inventory, our exposure to currency risk will increase.

In the three month period ending June 30, 2009, NWB Networks had four significant customers, each accounting for 10% or more of revenue for the division. None of these customers accounted for 10% or more of overall revenue for the Company. The total percentage of NWB Networks revenue resulting from sales to these customers was 66.52% in the second quarter of 2009. Although we continue to do business with these customers, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large customer could adversely impact our results of operations if the revenue stream were not replaced by other sales.

NWB Telecom division revenue, gross profit and gross profit margin.

Revenue and cost of goods for the NWB Telecom division (wholesale VoIP services) for the three and six month periods ended June 30, 2009 and 2008 were as follows:

Revenue
NWB Telecom
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$3,038,549	$1,321,508	-56.51%
June 30	$3,949,644	1,110,975	-71.87%
September 30	$4,283,265	n/a	n/a
December 31	$1,847,690	n/a	n/a
Year-to-Date June 30	$6,988,193	$2,432,483	-65.19%

Gross Profit
NWB Telecom
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$330,217	$(366,972)	-211.13%
June 30	$567,339	(79,865)	-114.08%
September 30	$1,390,094	n/a	n/a
December 31	$(158,659)	n/a	n/a
Year-to-Date June 30	$897,556	$(446,837)	-149.78%

Gross Profit Margin
NWB Telecom
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	10.87%	-27.77%	-355.47%
June 30	14.36%	-7.19%	-150.06%
September 30	32.45%	n/a	n/a
December 31	-8.59%	n/a	n/a
Year-to-Date June 30	12.84%	-18.37%	-243.07%

NWB Telecom’s business model includes a portion of cost that is fixed cost and a portion of cost that is variable with the amount of traffic we terminate. When we are able to terminate a large volume of traffic, the increase in gross margin results from the portion of cost that is fixed regardless of volume, and we benefit as in the third quarter of 2008. When the volume drops, the variable profit declines but the fixed costs remain and we suffer a significant reduction in gross profit, as is seen in the last quarter of 2008 and the first quarter of 2009. In the second quarter of 2009 the financial performance of NWB Telecom improved significantly from the previous quarter, but still has not turned a profit in 2009.

During the third and fourth quarters of 2008, we attempted to broaden our presence in the U.S.-to-Latin America telephony market by increasing the number of countries served by our network. Due to a variety of factors, this expansion was unsuccessful. As a result, we have shifted our focus back to our original group of routes where we have more experience. This process has been ongoing throughout the first two quarters of 2009, although we are again diversifying the routes offered but with an increased emphasis on risk control.

The change back toward the routes where we are strongest had its own challenges. These include technical difficulties with the sophistication of the solution we intend to implement, the increased reliance on a limited number of vendors and customers, and a decrease in revenue and gross margin following a period of substantial time and investment dedicated to new routes. Management believes these challenges are being overcome, and that the smaller losses of NWB Telecom in the second quarter of 2009, as compared to the first quarter, are a reflection of this.

During the second quarter of 2009, NWB Telecom had one significant vendor accounting for over 10% of total vendor expenses for the Company. The following table illustrates, for the second quarter of 2009, the revenue generated by the resale of minutes purchased from this vendor, as well as the related gross profit, in comparison to the associated revenue and gross profits of all other NWB Telecom vendors, and all other Company vendors, during the period.

3 Months Ended
June 30, 2009	Significant Vendor
Revenue (generated from resale of service purchased from vendor)	$798,737
Gross Profit (earned from resale of service purchased from vendor)	$103,762
Revenue as Portion of NWB Telecom Division Revenue	71.90%
Revenue as Portion of Company-Wide Revenue	40.39%
Gross Profit as Portion of NWB Telecom Division Profit	-129.92%
Gross Profit as Portion of Company-Wide Profit	44.53%

In addition to the NWB Telecom vendor summarized in the table above, we had one other vendor who accounted for over 10% of NWB Telecom vendor expenses in the second quarter of 2009. We do not rely upon or maintain any long term supply or termination service contracts, and all of our vendor agreements are terminable at will by either party without notice. In addition, our suppliers rely upon short term contracts or arrangements with other local service providers, including tier 1 service providers, to supply termination routes; these contracts or arrangements may also be terminated upon short notice. Therefore, our VoIP service business is subject to supply disruptions that are not within our control and that could have a material adverse effect upon the NWB Telecom division’s financial results.  In fact, our NWB Telecom division has experienced loss or interruption of key suppliers, including suppliers accounting for over 10% of NWB Telecom vendor expenses during the first half of 2009, and the loss or interruption substantially negatively impacted NWB Telecom’s revenue and gross profit.

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

These vendors are under no enforceable obligation to sell us service of any kind, and we are under no obligation to buy, other than on a daily or weekly basis. Furthermore, we can have no assurance that these vendors will continue to be able to offer services for sale at the gross margins currently earned. Loss of a significant vendor, or of the high-margin services we currently purchase, would result in an attendant loss of associated gross profits, without a corresponding immediate decrease in related sales, general and administrative costs, thereby negatively impacting our overall profitability in the near term.

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

We derive a significant amount of our revenue from a relatively small number of customers. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. Each of two customers accounted for 10% or more revenues for NWB Telecom, as well as the Company overall, during the three month period ending June 30, 2009, as outlined in the table below.

3 Months Ended	Two
June 30, 2009	Significant Customers
Revenue (generated from resale of service to customers)	$857,226
Revenue as Portion of NWB Telecom Division Revenue	77.16%
Revenue as Portion of Company-Wide Revenue	44.17%

Furthermore, our top ten customers accounted for the vast majority of NWB Telecom revenues during the three month period ending June 30, 2009. Although we continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

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

2009	Revenue Company Wide	Revenue NWB Telecom	% of Company-Wide Revenue	Revenue NWB Networks (non-TELES)	% of Company-Wide Revenue	Revenue NWB Networks (TELES only)	% of Company-Wide Revenue

Q1	$2,013,839	$1,321,508	65.62%	$70,647	3.51%	$621,685	30.87%
Q2	1,977,791	1,110,975	56.17%	45,869	2.32%	820,946	41.51%
Q3	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year	$3,991,630	$2,432,483	60.94%	$116,516	2.92%	$1,442,631	36.14%

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

2009	Gross Profit Company Wide	Gross Profit NWB Telecom	% of Company-Wide Gross Profit	Gross Profit NWB Networks (non-TELES)	% of Company-Wide Gross Profit	Gross Profit NWB Networks (TELES only)	% of Company-Wide Gross Profit

Q1	$(124,176)	$(366,972)	-295.53%	$10,653	-8.58%	$232,143	-186.95%
Q2	233,041	(79,865)	-34.27%	33,947	14.57%	278,959	119.70%
Q3	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year	$108,865	$(446,837)	-410.45%	$44,600	40.97%	$511,102	469.48%

2009	Gross Profit Margin Company Wide	Gross Profit Margin NWB Telecom	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin (TELES only)

Q1	-6.17%	-27.77%	15.08%	37.34%
Q2	11.78%	-7.19%	74.01%	33.98%
Q3	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a

Year	2.73%	-18.37%	38.28%	35.43%

Total Company expenses.

Total Company expenses (sales, marketing, general and administrative) for the following periods ended June 30, 2009 and 2008 were as follows:

Total Company Expenses
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$1,550,777	$1,073,399	-30.78%
June 30	$1,529,051	1,020,626	-33.25%
September 30	$1,559,215	n/a	n/a
December 31	$1,203,874	n/a	n/a
Year-to-Date June 30	$3,079,828	$2,094,025	-32.01%

The substantial decrease in total expenses for the comparative three month periods is due primarily to decreases in bad debt write-offs, trade show and travel, legal and litigation, payroll, and accounting services.

Interest.

Interest (Company-Wide)
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$17,515	$22,249	27.03%
June 30	$18,130	25,410	40.15%
September 30	$30,443	n/a	n/a
December 31	$32,988	n/a	n/a
Year-to-Date June 30	$35,645	$47,659	33.70%

The fluctuations in interest paid in 2008 were a function of changes in interest rates and principal owed during the year. The reduction in interest paid in the first half of 2009 is the result of a lowering of the interest rate.

Depreciation and Amortization

Depreciation and Amortization (Company-Wide)
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$116,280	$154,102	32.53%
June 30	$142,165	213,299	50.04%
September 30	$142,941	n/a	n/a
December 31	$113,927	n/a	n/a
Year-to-Date March 31	$258,445	$367,401	42.16%

Amortization and depreciation for the Company increased in the first half of 2009 reflecting increased capital investment during prior periods in switching, routing, and tracking equipment and technology utilized by our NWB Telecom VoIP service business. Our U.S.-based operations have a very limited amount invested in software technology, and as a result, our current amortization is negligible and not expected to increase in the near term.

Net loss.

Throughout 2008 and the first two quarters of 2009, the Company has experienced a high degree of volatility in its revenue stream and gross profit numbers. The Company produced a net profit for the three month period ended September 30, 2008.  The net profit reflected a substantial increase in high margin revenue primarily in the NWB Telecom division, but also reflected continued relatively high margin sales of TELES equipment and reduction in sales of low margin legacy equipment in the NWB Networks division. This was followed by challenges in both the NWB Networks and NWB Telecom divisions in the fourth quarter of 2008 and the first two quarters of 2009. These challenges are the result of current economic and technical issues in each of our divisions.

Management believes that the most likely causes of losses in the fourth quarter of 2008 and the first two quarters of 2009 are slowing product demand in the NWB Networks division and supply interruptions in the NWB Telecom division.  Demand for the NWB Networks division’s key products slowed in the first quarter of 2009, most likely due to poor performance of the economy overall and a restrictive credit environment, before rebounding modestly in the second quarter of the year. Revenue for NWB Networks declined in the first quarter of 2009, then increased moderately in the second quarter as a result.  It is not clear whether economic growth and credit availability can rebound as quickly as they deteriorated, and the outlook for the rest of 2009 remains unclear.  Supply of NWB Telecom’s core services, VoIP termination services in South and Central America and Mexico, has been intermittent in the first half of 2009, with a substantial supply interruption from key vendors in the first quarter of 2009 before improving in significantly in the second quarter.  The Company cannot predict its success in continuing to secure replacement supply for lost vendor capacity.

The above factors contributed to a net loss for the Company for both the year ended December 31, 2008 and the first two quarters of 2009. The Company’s net losses for the three month period ended June 30, 2009 and 2008 were as follows:

Net Profit (Loss) (Company-Wide)
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$(833,121)	$(1,176,605)	-41.23%
June 30	$(141,900)	(812,780)	-472.78%
September 30	$436,882	n/a	n/a
December 31	$(1,091,414)	n/a	n/a
Year-to-Date June 30	$(975,021)	$(1,989,385)	-104.04%

Following is a summary of total company expenses, interest, amortization and depreciation, and resultant net profit/loss, allocated among our two operating divisions, NWB Telecom and NWB Networks, and showing NWB Networks results for non-TELES products and TELES products only.

				NWB	NWB
Jan 1 - Jun 30, 2009	Company-Wide	Corporate		Telecom	Networks

Gross Profit	$108,865	n/a		$(446,838)	$555,703
SG&A Expense(1)	$(1,704,375)	$(713,506	)(2)	$(454,402)	$(536,467)
Interest	$(47,659)	$(38,564)		$(9,005)	$(90)
Depreciation/Amortization	$(367,402)	$(78,778)		$(282,985)	$(5,639)
Other Income (Expense)	$21,185	$840		$20,345	$—
2008 Net Loss	$(1,989,385)	$(830,006)		$(1,172,885)	$13,506)

(1)	Includes management’s determination of sales, general and administrative expenses directly allocable to each division or line of business.

(2)

Includes indirectly allocable expenses, which include, for example, legal and accounting fees, costs of SEC compliance, costs of leasing and operating our facilities in Eugene, Oregon, and certain executive-level management costs.

Liquidity and Capital Resources

The results of the company’s activities over the course of the first half of 2009 have further weakened the Company’s liquidity position as of June 30, 2009 as compared to its position on December 31, 2008. The following comparison of the current assets and liabilities from June 30, 2009 to December 31, 2008 shows a decline in the ratio of current assets to current liabilities (by 44.89%) and a decline in the cash position of the company (by 17.67%), as well as a more significant decline in the quick ratio (by 48.39%). The current cash position has improved from its low of approximately  $390,000 on March 31, 2009 by about 14%.  However, this was primarily due to the issuance of a note payable that will mature in December, 2009.

	December 31, 2008	June 30, 2009
Cash	$541,116	$445,523
Current Assets	$4,311,544	$4,851,371
Current Liabilities	$2,451,979	$5,007,906
Current Ratio (current assets to current liabilities)	1.76:1	0.97:1
Quick Ratio (cash and accounts receivable to current liabilities)	0.62:1	0.32:1

The decline of the current ratio to less than 1:1 is a large concern with respect to our continued ability to pay current liabilities.

Sales in both divisions have dropped significantly when compared year over year (as by 70% overall in the second quarter of this year vs. the same quarter in the previous year). The decrease in sales is due in part to the current economic climate, and we expect that this lower level of sales will continue until recessionary pressures have eased. This drop in sales has resulted in losses so far in 2009 of $2 million. The Company has supported these losses through an increase in short term trade payables (primarily with our primary vendor) and the issuance of some debt.  We have used many of the tools available to us to finance losses in the first half of 2009 and have limited options available to further raise funds.

Working in our favour is the fact that our largest debt holders are also key shareholders and directors of the company, as well as our primary supplier.  They have shown a willingness to accommodate our current poor economic performance and taken positive steps, such as working with us to renegotiate the covenants of both of our large notes payable to ensure that we will remain in compliance with those notes.  We have also significantly reduced the Company’s operating expenses year over year for the second quarter by approximately 33%, which has allowed us to stay current on all of our obligations, and we do not foresee being unable to meet our short term liabilities and expenses on time.

We have a significant inventory of goods available for sale that could be converted to cash to improve our cash flow, net of payments to our primary vendor. We have also completed the majority of our capital expenditures in the first half of the year and the production capabilities of these assets will be available for revenue generation in the second half of this year.

Overall, we have now experienced three consecutive quarters of drastically declining sales and losses. The Company will be at risk if sales do not improve, cash flow does not increase, and overall profitability does not return in the upcoming quarters.  Improvement in both operating divisions will be necessary in order to meet our contractual obligations as listed below in the table. No assurances can be given, however, that these improvements will be accomplished.

Contractual
Payment Obligations	Total	<1 Year	2-3 Years	3-5 Years	>5 Years

Long Term Debt	$2,268,366	$209,787	$8,579	$2,050,000	$—

Capital Leases	$131,425	$52,774	$75,639	$3,012	$—

Operating Leases	$228,729	$26,215	$100,010	$43,464	$59,040

Purchase Obligations	—	—	—	—	—

Other Long Term Ob.	—	—	—	—	—

Total	$2,628,520	$288,776	$184,228	$2,096,476	$59,040

Capital expenditures.

In 2008 we increased our investment in the switching and termination capacity of the NWB Telecom division. Increased capital expenditures for the first quarter of 2009 are the result of investment in expanding and updating the network of our NWB Telecom division. The following chart provides a comparative representation of the capital expenditures and disposals for Continuing Operations over the last six quarters:

Capital Expenditures of Continuing Operations of New World Brands

Additions and Disposals over the Last Six Quarters

		Additions	Dispositions	Net Additions

Q1	2008	147,746	(60,928)	86,818

Q2	2008	272,400	(1,606)	270,794

Q3	2008	26,534	(30,432)	(3,898)

Q4	2008	104,656	(54,089)	50,567

Q1	2009	171,636	—	171,636

Q2	2009	721,344	(30,225)	691,119

Comparative Six Month Ending June 30

2008	420,146	(62,534)	357,612

2009	892,980	(30,225)	862,755

Change (%)			141.25%

Capital expenditures in 2009 were directly attributable to the installation of a new switching and routing platform provided by TELES AG. This equipment represents a new product and service developed by TELES AG in conjunction with New World Brands. The use of this equipment in our own telecommunications division is anticipated to improve the productivity of our NWB Telecom division. It will also serve as the basis of a new service that the company is launching in August 2009.

We have been working closely with TELES AG to develop products and services that are more closely in touch with the marketplace to provide us with increased success in upcoming quarters for both of our operating divisions.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Finance Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.          OTHER INFORMATION

Effective June 29, 2009, the Company and TELES agreed to temporarily waive the financial covenants of the TELES Term Loan Agreement, dated February 18, 2008 (the “TELES Loan Agreement”). The description of the TELES Loan Agreement herein is qualified in its entirety by reference to the full text of such agreement, which was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008. The second amendment to the TELES Loan Agreement is attached as Exhibit 33.1 to this Quarterly Report on Form 10-Q.

Effective June 29, 2009, the Company and P&S Spirit agreed to temporarily waive the financial covenants of the P&S Credit Line and Security Agreement, dated May 31, 2007 (the “P&S Credit Line Agreement. The description of the P&S Credit Line Agreement herein is qualified in its entirety by reference to the full text of such agreement, which was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2007.    The second amendment to the P&S Credit Line Agreement is attached as Exhibit 33.2 to this Quarterly Report on Form 10-Q.

ITEM 6.          EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002 (*)

33.1	Second Amendment to covenants of TELES Loan Agreement (*)

33.2	Second Amendment to covenants of P&S Credit Line Agreement (*)

(*)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Dated: August 14,2009	By:	/s/ M. David Kamrat
M. David Kamrat
Chief Executive Officer and Chairman of the Board

Dated: August 14,2009		/s/ Shehryar Wahid
Shehryar Wahid
Chief Financial Officer