Form 10-Q
period 2009-09-30
NEW WORLD BRANDS INC
filed 2009-11-17
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 16, 2009, there were 450,716,257 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

NEW WORLD BRANDS, INC.
FORM 10-Q

For the quarterly period ended September 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

as of September 30, 2009 (unaudited)

and December 31, 2008

	September 30,	December 31,
	2009	2008 (as restated)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$412,785	$541,116
Accounts receivable, net	1,654,536	988,371
Inventories, net	2,774,692	1,827,211
Prepaid expenses	250,971	638,801
Other current assets	473,336	316,045

Total Current Assets	5,566,320	4,311,544

Property and Equipment, net	1,254,626	1,446,557
Other Assets:
Other long term assets	340,625	503,856

Total Assets	$7,161,571	$6,261,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

as of September 30, 2009 (unaudited)

and December 31, 2008

	September 30,	December 31,
	2009	2008 (as restated)
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$4,865,954	$1,917,899
Accrued expenses	497,834	447,491
Customer deposits	8,873	4,365
Capital leases, current portion	54,031	67,531
Notes payable, current portion	254,834	14,693
Other current liabilities	174,005	—

Total Current Liabilities	5,855,531	2,451,979

Long-Term Liabilities
Notes payable, net of current portion	2,054,854	1,665,995
Capital leases, net of current portion	72,925	91,913

Total Long-Term Liabilities	2,127,779	1,757,908

Total Liabilities	7,983,310	4,209,887

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock Series A preferred stock $0.01 par value, no shares issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 457,316,257 and 418,479,673 shares issued as of September 30, 2009 and December 31, 2008 respectively	4,573,162	4,184,797
Additional paid-in capital	10,543,069	10,685,482
Accumulated deficit	(15,775,563)	(12,653,209)
Accumulated Other Comprehensive Income	2,593	—
	(656,739)	2,217,070
Less: Treasury shares (common 6,600,000 shares as of September 30, 2009 and December 31,2008) at cost	(165,000)	(165,000)
Total Stockholders’ Equity (Deficit)	(821,739)	2,052,070

Total Liabilities and Stockholders’ Equity (Deficit)	$7,161,571	$6,261,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the Three Months Ended

September 30, 2009 and 2008

	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)

Net Sales
Hardware	$1,925,096	$1,535,641
Carrier Services	1,792,220	4,283,265

	3,717,316	5,818,906

Cost of Sales
Hardware	(1,524,692)	(931,726)
Carrier Services	(1,539,932)	(2,893,171)

	(3,064,624)	(3,824,897)

Gross Profit	652,692	1,994,009
Sales, General and Administrative Expenses	(1,727,894)	(1,559,215)

(Loss) Income from Operations	(1,097,451)	434,794

Other Income (Expense)
Interest Income (Expense)	(55,725)	2,088
Other Income (Expense)	(2,042)	—

Total Other Income (Expense)	(57,767)	2,088

(Loss) Income before Income Taxes	(1,132,969)	436,882
Provision for Income Taxes	—	—

Net (Loss) Income	$(1,132,969)	$436,882

Net Loss Per Share - basic and diluted	$—	$—

Weighted Average Number of Shares Outstanding During the Year
Basic	426,695,950	416,903,586

Diluted	426,695,950	477,954,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the Nine Months Ended

September 30, 2009 and 2008

	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)

Net Sales
Hardware	$3,484,244	$6,231,784
Carrier Services	4,224,702	11,271,459

	7,708,946	17,503,243

Cost of Sales
Hardware	(2,528,137)	(4,496,089)
Carrier Services	(4,419,252)	(8,983,809)

	(6,947,389)	(13,479,898)

Gross Profit	761,557	4,023,345
Sales, General and Administrative Expenses	(3,821,919)	(4,639,043)

(Loss) Income from Operations	(3,060,362)	(615,698)

Other Income (Expense)
Interest Income (Expense)	(80,295)	7,482
Other Income	18,303	70,078

Total Other Income (Expense)	(61,992)	77,560

(Loss) Income Before Income Taxes	(3,122,354)	(538,138)
Provision for Income Taxes	—	—

Net (Loss) Income	$(3,122,354)	$(538,138)

Net Loss Per Share - basic and diluted	$—	$—

Weighted Average Number of Shares Outstanding During the Year
Basic	416,872,704	416,353,761

Diluted	416,872,704	416,353,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended

September 30, 2009 and 2008

	2009	2008
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss	$(3,122,354)	$(538,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	470,377	401,386
Allowance for doubtful accounts	29,400	(105,725)
Changes in operating assets and liabilities
Accounts receivable	(672,957)	(42,555)
Inventory	(947,482)	(947,080)
Prepaid expenses	387,829	(602,736)
Other current assets	(157,290)	146,380
Deposits and other assets	140,625	120,625
Accounts payable	3,105,494	822,013
Accrued expenses and other liabilities	(107,097)	71,835
Customer deposits	4,508	(112,581)
Other current liabilities	174,005	—
Subtotal: Adjustments to reconcile net loss to net cash used in operating activities	2,427,412	(248,438)

Net cash used in operating activities	(694,942)	(786,576)

Cash Flows from Investing Activities
Net purchases of property and equipment	(278,446)	(353,714)

Net cash used in investing activities	(278,446)	(353,714)

Cash Flows from Financing Activities
Payments of principal on capital lease	(32,489)	—
Proceeds from notes payable	640,000	1,092,184
Payments of notes payable	(11,000)	(649,447)
Sale (Purchase) of common and preferred stock	245,952	(125,000)

Net cash provided by financing activities	842,463	317,737

Effect of foreign currency exchange	2,594	—

Net Decrease in Cash and Cash Equivalents	(128,331)	(822,553)

Cash and Cash Equivalents at Beginning of Period	541,116	2,038,635

Cash and Cash Equivalents at End of Period	$412,785	$1,216,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended

September 30, 2009 and 2008

	2009	2008
	(unaudited)	(unaudited)

Cash paid during the period for:
Interest paid	$81,657	$66,088
Income taxes paid	—	—
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through capital leases
Increase in property and equipment	10,299	$109,794
Increase in capital lease payable	(10,299)	(109,794)
Share issuance on asset acquisition
Increase in common stock	230,463	—
Increase in intangible assets	(38,405)	—
Decrease in accounts payable	(107,547)	—
Decrease in paid-in capital	(84,511)	—
	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE A       ORGANIZATION, CAPITALIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

New World Brands, Inc. (“New World Brands”, “the Company”, “NWB”, “we”, “us” or “our”) is a Delaware corporation that is engaged in the telecommunications business through its two operating divisions. One is NWB Networks, which includes TELES USA. This division is focused on the telecommunications hardware business and delivers voice over internet equipment, support, and solutions as the exclusive reseller of the TELES AG line of products in North America. The other division is NWB Telecom, which acts as a long distance wholesale termination provider. It primarily offers international routes to domestic carriers for the termination of voice over internet phone service. A third operating division was organized at the end of the third quarter of 2009 and has been named NWB Retail. This division has not yet started operations and has no costs or revenues in the current reporting period. Revenues are anticipated in future periods and NWB Retail shall be separated out as a unique segment in the segmented reporting of New World Brands Inc.

Significant Accounting Policies

Revenue Recognition

NWB Networks: Revenue is recognized when goods are shipped to or picked up by the customer from our facilities. Services and support revenue is recognized on a ratable basis over the service period as services and support are provided to the customer. Sales of equipment and software requiring the installation of equipment and or software are recognized when the customer has accepted that the installation is completed and acknowledges such through a formal process.

NWB Telecom:  Revenue is recognized when services are rendered to the customer.

Reserves and Allowances

Bad Debt: The Company maintains a reserve for bad debt based on historical activity and economic conditions specific to each division. We have increased our reserve when compared to the same period a year ago primarily to account for increased risk of non-payment due to the currently poor general economic conditions.  The allowance for bad debts on our accounts receivable for the NWB Networks division in the this quarter is 5% of the accounts receivable while the reserve for the NWB Telecom division is 1% of accounts receivable.

Disputes: The Company maintains a reserve against invoices booked on the NWB Telecom revenue for possible customer disputes on the bill for telecommunications services that we provide our customers. We allow a 30 day period for customers to dispute our bill to them and the reserve we maintain is based on historical rates of disputes that we have encountered per 30 day period.  The amount we currently apply is 2.5 % of the NWB Telecom accounts receivable balance. This amount is independent of any reserve that we maintain associated with a reserve for bad debts.

Inventory: Inventory valuation is maintained on a number of U.S. generally accepted accounting principles (“GAAP”) acceptable methods including FIFO, Specific Identification and Average Cost. We maintain a reserve for obsolescence of inventory based on the nature of the equipment and our ability to upgrade it to current status of between 3% and 12% of the inventory’s value depending on the category of the inventory item.

Consolidation : New World Brands has added two foreign subsidiaries in Mexico that are virtually wholly owned by the company.  These subsidiaries commenced operations in the month of July 2009 and maintain their books using US GAAP for reporting and consolidation purposes of the company’s quarterly and annual reports.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with US GAAP. However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year or any other interim period. In connection with the preparation of these financial statements, the Company has evaluated events and transactions for items that should potentially be recognized or disclosed through November 16, 2009, which is the date the financial statements were issued.

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period.

Recently Adopted Accounting Pronouncements

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10 Consolidation (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements.

The Company adopted ASC Topic 825-10 Financial Instruments (formerly, FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 1, 2009.

In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 1, 2009 with no impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its consolidated financial statements.

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

NOTE B                 INVENTORIES

Inventories as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
Resale Hardware	2009	2008

Finished Goods inventories	$2,871,892	$1,893,411
Less allowance for obsolete inventories	(97,200)	(66,200)

Inventories, net	$2,774,692	$1,827,211

NOTE C                 NOTES PAYABLE

P&S credit line

The current balance outstanding has been maintained at $1,050,000.  This balance is unchanged from the previous quarter. The company is in compliance with the terms of the loan agreement as per the most recent loan documents and amendments to such. The most recent interest rate paid on this loan was 5.25% per the September 2009 interest charge. This loan is paid interest only during its term with the entire balance due upon maturity in May of 2012.

The principals of P&S Spirit LLC include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer.

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

The company maintains its balance on the Teles loan unchanged from the prior quarter and within the terms of the most recent amended loan agreement documents. The interest rate on this loan is a fixed 5%.

SSB and P&S loans

Effective June 19, 2009, New World Brands, Inc. entered into a Loan Agreement with Sigram Schindler Beteiligungsgesellschaft mbH (“SSB”), pursuant to which SSB agreed to loan the Company up to $250,000 at an interest rate of 18% per annum with a maturity date of December 31, 2009 (“SSB Loan”). The Company received $125,000 under the SSB Loan from SSB on June 19, 2009.

Effective June 19, 2009, the Company entered in to a Loan Agreement with P&S Spirit Investments, a general partnership (“P&S”) of which Dr. Selvin Passen, MD, is Manager (“P&S Loan”). The P&S Loan contemplates a loan to the Company by P&S of up to $250,000 with a maturity date of December 31, 2009 and payable with interest at 18% per annum. We received $125,000 of the P&S Loan on June 19, 2009. The P&S general partnership may include individuals and/or investments by individuals who are both related parties to the Company and/or officers and/or directors or employees of the Company and/or relatives thereof. In addition to being a Director of P&S, Dr. Passen is also a Director of the Company.

This was reported in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009. Please note that these loans are current liabilities and are not reflected in the maturities as part of “notes payable, current portion”

Amendments to loan covenants

Amendments to both the P&S credit line and the TELES Loan were agreed to by all parties effective June 29, 2009 that temporarily waived the covenants relating to certain financial ratios in these agreements until March 31, 2010.

Other loans

We have a total of approximately $20,000 of principal remaining in loans on two company-owned vehicles. The majority of the balance is for a truck that carries a term of 3 years and an interest rate of 0%. It is due to expire in 2011.

Total maturities of all notes payable as of September 30, 2009 were as follows:

2010	$254,834
2011	4,854
2012	2,050,000
2013	—

Total notes payable	2,309,688

Notes payable, current portion	(254,834)

Notes payable, net of current portion	$2,054,854

Interest expense incurred on the above notes payable was approximately $56,000 and $26,000 for the three month periods ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, interest expense was $82,000 and $40,000 respectively.

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

NOTE E                 STOCKHOLDERS’ EQUITY

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for the three and nine months ended September 30, 2009 and 2008:

	3 months	9 months
	Ended September 30	Ended September 30
2008
Weighted average number of shares
Basic (Common Stock)	416,903,586	416,353,761

Total Basic	416,903,586	416,353,761

Effect of dilutive securities
Common Stock - options and warrants	61,050,556	—
Preferred Stock - options and warrants	—	—

Total Dilutive	61,050,556	—

Weighted average number of shares outstanding (Basic and diluted)	477,954,142	416,353,761

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	—	61,050,556
Preferred Stock (as converted to Common Stock)	—	—

Total	477,954,142	477,404,317

2009
Weighted average number of shares
Basic (Common Stock)	426,695,950	416,872,704

Total Basic	426,695,950	416,872,704

Effect of dilutive securities
Common Stock - options and warrants
Preferred Stock - options and warrants	—	—

Total Dilutive	—	—

Weighted average number of shares outstanding (Basic and diluted)	426,695,950	416,872,704

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556	61,050,556
Preferred Stock (as converted to Common Stock)	—	—

Total	487,746,506	477,923,260

NOTE F                 INCOME TAXES

We account for income taxes in accordance with ASC Topic 740 “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets amounts expected to be realized. U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by a foreign subsidiary, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner.

We also account for income taxes in accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with ASC Topic 740 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The following information was obtained from a review of the 2005 federal and state income tax returns of Qualmax, Inc. and Subsidiaries (“Qualmax”), the forms 10-K and 10-Q filed with the Securities and Exchange Commission by NWB, as updated by the latest information available as of November 13, 2009.

The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the three and nine month periods ended September 30, 2009 and 2008 as a result of implementing FIN 48, or FIN 48-1. In accordance with FIN 48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The tax years 2005 - 2008 remain subject to examination by major tax jurisdictions.

2009
Federal:
Current	$—
Deferred	—
State:
Current
Deferred	—
Subtotal	—
Change in valuation allowance	—
Benefit (provision) for income taxes	$—

	Amount	Rate
Computed income tax (benefit)	$(1,190,000)	34.00%
State tax (benefit), net of federal benefit	(151,476)	4.33%
Change in valuation allowance	1,333,792	-38.11%
Nondeductible expenses and other	7,684	-0.22%
Total income tax expense (benefit)	$—	—

2009
Deferred tax assets (short-term):
Net operating loss carry forwards	$3,647,011
Capital loss from sale of subsidiary	1,772,929
Allowance for doubtful accounts receivable	29,879
Allowance for inventory obsolescence	37,282
Depreciation & amortization	112,968
Allowance for disputes	1,342
Deferred revenue	45,313
Deferred tax assets (long-term):
Charitable contributions carry forward	8,925
Deferred Tax Assets before Valuation Allowance	5,655,649

Valuation allowance	(5,665,649)
Deferred tax assets after valuation allowance	—
Deferred tax liabilities - depreciation	—
Net deferred tax assets after valuation	$—

As of September 30, 2009, the Company had net operating losses of approximately $8.8 million that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carry forwards expire in various years through 2029. The Company also has a capital loss carry forward of approximately $4.6 million that can be carried forward for five years and deducted against future capital gain income. The capital loss carry forward expires in 2012.

In assessing the ability to realize a portion of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of September 30, 2009 was $5.7 million. The increase in the valuation allowance was approximately $1.3 million for the nine month period ended September 30, 2009, primarily due to the carry-forward of losses from operations for the nine month period.

Federal Income Tax Liabilities

For the nine months ended September 30, 2009, NWB did not incur a federal income tax provision since it generated a net operating loss for the period.  For purposes of the deferred income tax calculation, NWB had a 100 percent valuation allowance against its net deferred tax assets and thus did not record a deferred tax benefit for the nine months ended September 30, 2009.

The federal and state corporate income tax returns for Qualmax and NWB for the periods ended December 31, 2006 and 2007 are still pending to be filed.  For purposes of its 2006 corporate income tax returns, Qualmax will have to break-out its calendar year 2006 financial results between the pre-merger and post-merger time periods and file short period corporate income tax returns for the different time periods.  As part of the reverse acquisition, NWB changed its fiscal year end from May 31 to December 31, which will also impact the filing of the 2006 short period corporate income tax returns.  Berenfeld, Spritzer, Shechter & Sheer LLP (“BSSS”), NWB’s tax preparer, is working with NWB to obtain the necessary information for the preparation of the 2006 and 2007 corporate income tax returns.  Tax professionals from BSSS have discussed in detail with the Company Chief Financial Officer which information is required to prepare the federal and state corporate income tax returns and all of the returns are expected to be prepared by BSSS and filed with the appropriate taxing authorities by the end of 2009.  Since Qualmax and NWB incurred taxable losses during those years, it is expected that no federal or state corporate income taxes will be due with the returns.  Some of the state income tax returns could require the payment of minimum taxes, but those amounts are expected to be immaterial.  Also, any penalties and/or interest assessed by the taxing authorities for the late filing of the income tax returns should also be immaterial since NWB and Qualmax incurred taxable losses.  NWB requested extensions of time for the filing of its federal and state corporate income tax returns for the year ended December 31, 2008.  The extended due date of the federal corporate income tax return is September 15, 2009 and the extended due date of the Oregon corporate income tax return is October 15, 2009.

The tax depreciation expense for the 2007 and 2008 tax years and for the first three quarters of 2009 was estimated based on the 2005 calendar year tax depreciation schedules provided by Ribotsky, Levine & Company, CPAs, Qualmax’s former tax preparation firm, and the net fixed asset additions of NWB during 2007, 2008, and the first three quarters of 2009.  Since the acquisition of Qualmax took place in September, 2006, some of the fixed assets on the 2005 tax depreciation schedules may not have been owned by NWB during the 2007 and 2008 tax years and during the first three quarters of 2009.  Since the 2006 income tax returns have not yet been prepared, the information regarding which depreciation methods and lives will be used for the new fixed assets and what the dispositions of fixed assets were during these years is not available at this time.  Since NWB and Qualmax incurred taxable losses during these tax years and has substantial net operating losses carrying forward, the updating of the tax depreciation expense for purposes of the corporate income tax returns is not expected to have a material effect NWB’s and Qualmax’s tax liabilities.

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

NOTE G                 RESTATEMENT OF FINANCIAL STATEMENTS

This restatement of 2008 condensed consolidated balance sheet was as a result of correction of an error in accounting for the merger of New World Brands and Qualmax. Management discovered this error in 2009. The effect of this error was to reduce additional paid in capital by $22,921,075 resulting from the recapitalization of the NWB stockholders’ equity, and to reduce the accumulated deficit by $22,921,075 to properly reflect the historical accumulated deficit of the merged entity at the date of the merger. The restatement had no effect on net loss or loss per share for 2008.

NOTE H                 ACQUISITION OF CERTAIN AEROPOINTE ASSETS

New World Brands Inc. initiated the purchase of most of the assets of Aeropointe Partners inc. (“Aeropointe”), a Texas Corporation during the third quarter of 2009. The company had been doing business with Aeropointe since the end of 2008 in the building of long distance carrier routes for the company’s NWB Telecom division.  The transaction’s effective date was September 1, 2009 and all elements of the transaction will be completed by January 15, 2010. The details of this transaction were reported in an 8-K filing to the SEC on October 9, 2009. Pursuant to SEC regulation S-X, financial statements are not required to be presented in connection with this acquisition. A summary description of the transaction is discussed below.

The company acquired the Aeropointe’s rights to a contract that New World Brands was the other party to as well as the right to assume the staff and the location of Aeropointe operations. The company also was entitled to receive $100,000 in cash. The consideration received by Aeropointe was New World Brand’s common stock .  The total amount of stock to be received is 47,658,374 shares. A portion of this total number of shares, 8,821,791, is not to be issued until January 15, 2010 per agreement but Aeropointe has earned these shares by the end of the third quarter of 2009 and they are listed on the consolidated balance sheet of New World Brands as other current liability until they are delivered to Aeropointe. NWB shares were valued for this transaction based upon the average price of NWB stock in the prior period. This amount is $0.006333 per share.

The total purchase price was $301,820, of which consideration valued at $55,868 is payable on January 15, 2010, in the form of 8,821,791 shares of common stock.  The net purchase price amount of $245,952 was paid in the form of 38,836,583 shares of common stock issued effective September 1, 2009.  The seller has agreed to contribute capital as consideration for issuance of the common stock, in the amount of $100,000, which was paid in October 2009.  The consideration has been reported as part of accounts receivable. The company acquired intangible assets valued at $38,405 at the date of acquisition, and satisfied accounts payable to the seller of $163,416.  The New World Brands common stock issued to the seller was valued based upon the average price of NWB stock for the ninety day period prior to the effective date of the acquisition at a price of $0.006333 per share. The difference between the issue price in the acquisition and the par value of the shares issued, $84,511, was recorded as a reduction in additional paid in capital in the 3rd quarter 2009.

The Pro Forma impact of this acquisition is represented below for the nine months ended September 30, 2009 and 2008 assuming the acquisition took place at the beginning of each reporting period.

	PRO FORMA	PRO FORMA
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)

Net Sales
Hardware	$3,484,244	$6,231,784
Carrier Services	4,224,702	11,271,459

	7,708,946	17,503,243

Cost of Sales
Hardware	(2,528,137)	(4,496,089)
Carrier Services	(4,373,815)	(8,983,809)

Total Cost of Sales	(6,901,952)	(13,479,898)

Gross Profit	806,994	4,023,345
Sales, General and Administrative Expenses	(3,903,576)	(4,639,043)

Loss from Operations Before Other Income	(3,096,582)	(615,698)

Interest Income	1,362	7,482
Other Income	18,303	70,078

Total Other Income	19,665	77,560

Loss Before Income Taxes	(3,076,917)	(538,138)
Provision for Income Taxes	—	—

Net Loss	$(3,076,917)	$(538,138)

NOTE I                  LIQUIDITY

The results of the company’s activities over the course of the first three quarters of 2009 have further weakened the Company’s liquidity position as of September 30, 2009 as compared to its position on December 31, 2008. The following comparison of the current assets and liabilities from September 30, 2009 to December 31, 2008 shows a decline in the ratio of current assets to current liabilities (by 45.94%) and a decline in the cash position of the company (by 23.72%), as well as a more significant decline in the quick ratio (by 48.39%). The current cash position has improved from its low of approximately $390,000 on March 31, 2009 by 5.84%.  However, this was primarily due to the issuance of a note payable that will mature in December 2009.

The decline of the current ratio to less than 1:1 is a large concern with respect to our continued ability to pay current liabilities.

New World Brands revenue numbers have seen a marked increase in the current quarter over the two previous quarters. Sales are up over 88% from the second quarter of 2009 but are still down about 36% from the same quarter a year ago. The operating expenses to run the operations are less than a year ago but the company is still running a cashflow deficit that is being financed from accounts payable from our primary supplier.

We have started to stock up on inventory of product from our primary supplier in the expectation that the opportunity for increased sales in the fourth quarter and beyond would grow.

Our SGA costs for the quarter year over year are up but primarily due to bad debt write downs. We continue to expect to collect on all receivables but have taken a significant write down this quarter of approximately $650,000 to address our evaluation of the collectability of certain receivables. The remaining SGA costs are reduced by 30.87% otherwise since the same quarter in 2008.

Other changes in our liquidity position arise from the terms of payment with our suppliers on the NWB telecom division where the requirements had been mostly prepaid. The terms of some of our key arrangements with suppliers in the division have started to shift to postpaid. This may allow us some latitiude on growing revenue.

Our primary concern with respect to liquidity is to generate a breakeven cashflow level of revenue to cover operating expenses on a monthly basis and we have not reached that point as of the end of the third quarter of 2009.

NOTE J                 COMMITMENTS AND CONTINGENCIES

Credit Facility with Pacific Continental Bank

The Company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007. The conditions of this agreement require the deposit of $60,000 with the bank as security for the services as of September 30, 2009. The deposit is in the company’s money market account with the bank and is reported on the balance sheet as part of cash and cash equivalents.

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

IP Gear was named as a defendant in a lawsuit styled Piecom Tech. Israel Ltd. v. IP Gear Ltd., Case No, 26-05166-07-5, in the Herzliyah, Israel Regional Court. Piecom Tech. had been a vendor to IP Gear, Ltd and was contracted to provide outsourced contract manufacturing services. There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. Release of the escrow funds of $32,000 depends upon the outcome of pending litigation between Piecom and IP Gear, Ltd. Neither of these amounts is represented on the balance sheet of the Company. On preliminary motions, argued in May of 2008, the Court ruled in favor of IP Gear, Ltd. A mediation hearing occurred in August of 2008 but the matter was not resolved. The next mediation hearing is expected for December, 2009. At present, management does not believe this matter poses any significant financial risk to the Company.

Additional Disputes

In addition to the matters discussed above, the Company is involved in various disputes that arise in the ordinary course of business.

Operating Lease Commitments

The Company assumed leases for physical locations in Mexico in July of 2009. The Company also assumed the lease for the physical location in Dallas where our new staff as a result of the Aeropointe asset acquisition will be working from.

NOTE K                 SUBSEQUENT EVENTS

Aeropointe Partners Inc. paid the $100,000 amount as per the Aeropointe Acquisition Agreement on October 4, 2009 to fulfill its portion of the obligation as agreed.  Steve Bell, formerly of Aeropointe Partners Inc was named to the Board of Directors of the Company and its President. Shawn Lane, also formerly of Aeropointe Partners Inc., was named the company’s Chief Operating Officer (COO).

The company launched its first product within the NWB Retail division in the first week of November of 2009. The product was a long distance calling card with a distributor in the US Southeast.

NOTE L                 BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the nine months ended September 30, 2009, and 2008. We are currently focused on two principal lines of businesses: (i) resale hardware, which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business, which operates under the name “NWB Networks,” including sales and support of TELES and IP Gear, Ltd products; and (ii) wholesale carrier services, which is telephony service resale and direct call routing via our U.S.-based VoIP service business, which operates under the name “NWB Telecom.”

A third business line, the sale of calling cards intended for direct use by the final customer, is beginning operations in the fourth quarter of 2009 under the name “NWB Retail.”  This division was established on September 30, 2009, the final day of the third quarter.

	2009	2008
Net sales:

NWB Telecom	$4,224,702	$11,271,459

NWB Networks	3,484,244	6,231,784

NWB Retail	—	n/a

	7,708,946	17,503,243

Cost of sales:

NWB Telecom	(4,419,252)	(8,983,809)

NWB Networks	(2,528,137)	(4,496,089)

NWB Retail	—	n/a

	(6,947,389)	(13,479,898)

Gross profit:

NWB Telecom	(194,550)	2,287,650

NWB Networks	956,107	1,735,695

NWB Retail	—	n/a

	$761,557	$4,023,345

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

References in this Quarterly Report on Form 10-Q (the “Report”) to the “Company,” “we,” “us,” “our,” and similar words are to New World Brands, Inc.

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

In the third quarter of 2009 the Company completed the setup of a Mexican business location, at Paseo de La Presa de la Olla, Guanajuato, GTO, Mexico 36000, in order to better meet the challenges of expanding business in Central and South America. To promote and expand its Mexican business interests, the Company completed the certification and organization of two fully-consolidated Mexican corporations, Wahid y Asociados, SA de CV, and NWB Technologies de Mexico S de RL de CV, located at the above Guanajuato address, which completed the process of getting licensed to do business in Leon, Mexico effective July 7, 2009.

On October 5, 2009, New World Brands, Inc. executed an asset purchase agreement, with an effective date of September 1, 2009, in which the Company agreed to acquire certain assets of Aeropointe Partners Inc., a Texas Corporation. As part of the acquisition, the Company agreed to integrate five of Aeropointe’s staff members including officers and employees. Mr. R. Steven Bell, the CEO of Aeropointe, has been integrated into the Company in the position of President and Mr. Shawn Lane, the President of Aeropointe, has become the COO of the Company. For further information on this asset purchase agreement, see the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2009.

The Mexican subsidiaries and Aeropointe acquisition will be reported as part of NWB’s carrier division, NWB Telecom. The Mexican subsidiaries include a network operations center for our carrier division, and facilitate communication with NWB’s Spanish-speaking carrier customers. The Aeropointe acquisition is intended to provide more capacity and traffic on our carrier routes.

Risks attendant to entering the prepaid calling-card business.

We believe success in providing our calling card services is dependent on our ability to provide low rates and reliable service to our customers, while efficiently distributing our calling cards to a geographically and culturally diverse customer base. The calling card industry is notable for its ease of market entry. As calling rates continue to decline and competition increases, thereby reducing the influence of pricing as a differentiating competitive factor, we intend to compete on the basis of our call quality, customer service and distribution capabilities.

We compete with other providers of calling cards as well as established carriers and numerous small or regional operators, and with providers of alternative telecommunications services. Many of the largest telecommunications providers, including AT&T, Verizon, Ibasis and STi Prepaid, currently market prepaid calling cards, which in certain cases may compete with our cards. We believe that our interconnect and termination agreements, network infrastructure and least-cost-routing system provide us with the ability to offer low-cost, high quality services, while our distribution network provides us with access to customers, and that these factors represent competitive advantages. However, as some of our competitors are substantially larger and have significantly greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The use by these competitors of their resources in the prepaid calling card market could significantly impact our ability to compete against them successfully. As these competitors may be capable of providing comparable call quality and service levels, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services.

In addition, we often notice that many of the competitors in the prepaid calling card industry, particularly in the United States, significantly overstate the number of minutes that are actually delivered by their cards. These competitors have been misleading calling card customers, and as a result, negatively impacting the market share of Companies that refuse to engage in unfair business practices, resulting in a reduction of our revenues and profits. We are uncertain, even with the potential of fair competition, whether we will be able to grow our prepaid calling card revenues in this environment. On the other hand, the possibility exists that customers will appreciate the value of prepaid calling cards that actually deliver the minutes they promise, and will grow brand loyalty to Companies that can provide them with dependable products and services.

The continued growth of the use of wireless services, largely due to lower pricing of such services, has adversely affected the sales of prepaid calling cards as customers migrate from using prepaid calling cards to wireless services. We expect pricing of wireless services to continue to decrease, resulting in increased substitution of prepaid calling cards by wireless services and increased pricing pressure on prepaid calling cards.

We believe that recent immigration trends in the United States may be decreasing our potential customer base. Since immigrants are a target customer base for our prepaid calling card business, their reduced number may have adversely affected our revenues and profitability in that business. If these immigration trends continue or accelerate, our calling card revenues and profitability may be adversely affected.

If our competitors begin to utilize their greater resources or operate at lower levels of profitability in order to more aggressively market their products and services, or continue to mislead calling card customers, this portion of our business could find growth difficult

We may not be able to obtain sufficient or cost-effective termination capacity to particular destinations.

Most of our telecommunications traffic is terminated through third-party providers. In order to support our minutes-of-use demands and geographic expansion, we may need to obtain additional termination capacity or destinations. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular destinations or may have to pay significant amounts to obtain such capacity. This could result in our not being able to support our minutes-of-use demands or in a higher cost-per-minute to particular destinations, which could adversely affect our revenues and margins.

The termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete, which could reduce our revenues and profits.

We rely upon our carrier agreements with foreign partners in order to provide our telecommunications services to our customers. These carrier agreements are for finite terms and, therefore, there can be no guarantee that these agreements will be renewed at all or on favorable terms to us. Our ability to compete would be adversely affected if our carrier agreements were terminated, our suppliers capacity were diminished or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Our customers, particularly our wholesale carrier customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale market continues to feature many smaller, less financially stable companies. If continued weakness in the telecommunications industry reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale carrier customers, this may substantially affect our operations. Moreover, the after effects of the collapse of the mortgage-backed credit markets may affect our customers’ access to liquidity and impair our ability to collect on receivables.

Our revenues could suffer if our distributors and sales representatives fail to effectively market and distribute our prepaid calling card products and other services.

We currently rely on our distributors and representatives for marketing and distribution of our prepaid calling card products and other services. In foreign countries, we are dependent upon our distributors and independent sales representatives, many of which also sell services or products of other companies. As a result, we cannot control whether these foreign distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable retailers and sales representatives in new markets that we may enter. If our distributors or sales representatives fail to effectively market or distribute our prepaid calling card products and other services, our ability to generate revenues and grow our customer base could be substantially impaired

Regulation of Telecom in the United States

Telecommunications services are subject to government regulation at both the federal and state levels in the United States. Any violations of the regulations may subject us to enforcement actions, including interest and penalties. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate communications services. Local governments often indirectly regulate aspects of our communications business by imposing zoning requirements, taxes, permit or right-of-way procedures or franchise fees. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

Results of Operations

Company-wide revenue and gross profit.

Company-wide (referring to the Company’s two principal lines of business, on a consolidated basis) revenue, gross profit, and gross profit margin for the three and nine month periods ended September 30, 2009 and 2008, were as follows:

Revenue
Company-Wide
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$5,080,950	$2,013,839	-60.36%
June 30	$6,603,387	1,977,791	-70.05%
September 30	$5,818,906	3,717,316	-36.12%
December 31	$2,776,933	n/a	n/a
Year-to-Date September 30	$17,503,243	$7,708,946	-55.96%

Gross Profit
Company-Wide
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$704,391	$(124,176)	-117.63%
June 30	$1,324,944	233,041	-82.41%
September 30	$1,994,009	652,692	-67.27%
December 31	$226,092	n/a	n/a
Year-to-Date September 30	$4,023,344	$761,557	-81.07%

Gross Profit Margin
Company-Wide
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	13.86%	-6.17%	-144.52%
June 30	20.06%	11.78%	-41.28%
September 30	34.27%	17.56%	-48.76%
December 31	8.14%	n/a	n/a
Year-to-Date September 30	22.99%	9.88%	-57.02%

Company-wide revenue and gross profits over the last four quarters ending September 30, 2009 show the decline due to economic conditions and the slow recovery of financial performance over the last quarter as compared with earlier quarters in 2009.

We note that the following percentages are based upon pro forma restated unaudited financial statements for the three and nine month periods ended September 30, 2009 and 2008.

	NWB Networks		NWB Telecom
Revenue	as Portion of Company-Wide		as Portion of Company-Wide
for 3 Months Ending and	Revenue		Revenue
Year-to-Date	2008	2009	2008	2009
March 31	40.20%	34.38%	59.80%	65.62%
June 30	40.19%	43.83%	59.81%	56.17%
September 30	26.39%	51.79%	73.61%	48.21%
December 31	33.46%	n/a	66.54%	n/a
Year-to-Date September 30	35.60%	45.20%	64.40%	54.80%

	NWB Networks		NWB Telecom
Gross Profit	as Portion of Company-Wide		as Portion of Company-Wide
for 3 Months Ending and	Gross Profit		Gross Profit
Year-to-Date	2008	2009	2008	2009
March 31	53.12%	195.53%	46.88%	-295.53%
June 30	57.18%	134.27%	42.82%	-34.27%
September 30	30.29%	61.35%	69.71%	38.65%
December 31	170.17%	n/a	-70.17%	n/a
Year-to-Date September 30	43.14%	125.55%	56.86%	-25.55%

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

Revenue, gross profit and gross profit margin for the NWB Networks division for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

Revenue
NWB Networks
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$2,042,401	$692,332	-66.10%
June 30	$2,653,742	866,816	-67.34%
September 30	$1,535,641	1,925,096	25.36%
December 31	$929,243	n/a	n/a
Year-to-Date September 30	$6,231,784	$3,484,244	-44.09%

Gross Profit
NWB Networks
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$374,175	$242,797	-35.11%
June 30	$757,605	312,906	-58.70%
September 30	$603,915	400,404	-33.70%
December 31	$384,751	n/a	n/a
Year-to-Date September 30	$1,735,695	$956,107	-44.92%

Gross Profit Margin
NWB Networks
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	18.32%	35.07%	91.43%
June 30	28.55%	36.10%	26.44%
September 30	39.33%	20.80%	-47.11%
December 31	41.40%	n/a	n/a
Year-to-Date September 30	27.85%	27.44%	-1.47%

Our relationship with TELES AG, including our geographic exclusivity, has provided an opportunity for the Company to sell these products at an attractive margin and to build a support and service network for end-users and VARs. As our relationship with TELES has matured, other advantageous developments have included greater input by NWB into TELES product development. The Company, while maintaining its own geographic exclusivity for the distribution of TELES equipment, may sell TELES equipment anywhere in the world without restriction. We see the opportunity to sell TELES equipment in other segments and markets being reflected in some of the sales in the third quarter of 2009 results.

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

	2008 NWB Networks Revenue		2008 NWB Networks Revenue
	non- TELES	TELES only	non- TELES	TELES only
Q1	$748,150	$1,294,250	36.63%	63.37%
Q2	$340,896	$2,312,847	12.85%	87.15%
Q3	$275,215	$1,260,425	17.92%	82.08%
Q4	$338,072	$591,169	36.38%	63.62%

2008	$1,702,333	$5,458,691	23.77%	76.23%

	2009 NWB Networks Revenue		2009 NWB Networks Revenue
	non- TELES	TELES only	non- TELES	TELES only
Q1	$70,647	$621,686	10.20%	89.80%
Q2	45,869	820,946	5.29%	94.71%
Q3	76,268	1,848,828	3.96%	96.04%
Q4	n/a	n/a	n/a	n/a

2009	$192,784	$3,291,460	5.53%	94.47%

	2008 NWB Networks Gross Profit		2008 NWB Networks Gross Profit Margin
	non- TELES	TELES only	non- TELES	TELES only
Q1	$15,342	$358,832	4.10%	95.90%
Q2	$26,962	$730,643	3.56%	96.44%
Q3	$28,574	$575,340	4.73%	95.27%
Q4	$116,139	$268,611	30.19%	69.81%

2008	$187,017	$1,933,426	8.82%	91.18%

	2009 NWB Networks Gross Profit		2009 NWB Networks Gross Profit Margin
	non- TELES	TELES only	non- TELES	TELES only
Q1	$10,653	$232,144	4.39%	95.61%
Q2	33,947	278,959	10.85%	89.15%
Q3	6,354	394,050	1.59%	98.41%
Q4	n/a	n/a	n/a	n/a

2009	$50,954	$905,153	5.33%	94.67%

The majority of our TELES equipment sales during the first three quarters of 2009 have been of TELES’s mobile fixed wireless application gateways, marketed under the iGate and vGate brands. TELES mobile gateways provide a consolidated mobile, public switched telephone network (PSTN) and VoIP gateway solution to carriers and corporate network customers seeking to connect their private branch exchange (PBX) to mobile and VoIP services, and can be added to integrated services digital network (ISDN) and internet protocol (IP) environments for least cost routing and other advanced call routing and rerouting applications. Demand for the iGate and vGate brands did slow along with the demand for TELES equipment in general in the last two quarters of 2008 and first two quarters of 2009 due in part to the broad decline in economic conditions, but has substantially recovered. Sales for this equipment in the third quarter of this year were more than double what they were in the first quarter of the year.

All products purchased from TELES are per contract quoted in the base currency used by TELES, the Euro. New World Brands sells all goods to its customers in U.S. Dollars. As a result, we have a certain exposure to currency risk to the extent the relative value of the U.S. Dollar drops compared to the Euro. Despite exchange rate volatility between the Euro and the U.S. Dollar throughout 2008, the exchange rate at the end of the year was similar to what it was at the beginning of the year. The dollar has lost value as of the end of the third quarter, declining from $1.39 Dollars to the Euro on at the beginning of the year to $1.46 Dollars to the Euro as of the end of the third quarter of this year. Increases in our exposure to currency risk due to the growth of our Euro-denominated inventory has been partially offset by payment agreements between NWB and TELES designed to mitigate risk. However, if we are successful in our efforts to increase TELES sales, and as we increase our Euro-based inventory, our exposure to currency risk will increase.

In the three month period ending September 30, 2009, NWB Networks had two significant customers, each accounting for more than 10% of revenue for the division, as well as for the Company as a whole. The top ten customers of the NWB Networks division accounted for the vast majority of revenue generated by the division as a whole. The total is summarized in the table below. Although we continue to do business with these customers, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large customer could adversely impact our results of operations if the revenue stream were not replaced by other sales.

3 Months Ended	Two
September 30, 2009	Significant Customers
Revenue	$1,468,247
Revenue as Portion of NWB Networks Division Revenue	76.27%
Revenue as Portion of Company-Wide Revenue	40.90%

NWB Telecom division revenue, gross profit and gross profit margin.

Revenue and cost of goods for the NWB Telecom division (wholesale VoIP services) for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

Revenue
NWB Telecom
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$3,038,549	$1,321,507	-56.51%
June 30	$3,949,644	1,110,975	-71.87%
September 30	$4,283,265	1,792,220	-58.16%
December 31	$1,847,690	n/a	n/a
Year-to-Date September 30	$11,271,458	$4,224,702	-62.52%

Gross Profit
NWB Telecom
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$330,217	$(366,972)	-211.13%
June 30	$567,339	(79,866)	-114.08%
September 30	$1,390,094	252,288	-81.85%
December 31	$(158,659)	n/a	n/a
Year-to-Date September 30	$2,287,650	$(194,550)	-108.50%

Gross Profit Margin
NWB Telecom
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	10.87%	-27.77%	-355.47%
June 30	14.36%	-7.19%	-150.06%
September 30	32.45%	14.08%	-56.61%
December 31	-8.59%	n/a	n/a
Year-to-Date September 30	20.30%	-4.61%	-122.71%

NWB Telecom’s business model includes a portion of cost that is fixed cost and a portion of cost that is variable with the amount of traffic we terminate. When we are able to terminate a large volume of traffic, the increase in gross margin results from the portion of cost that is fixed regardless of volume, and we benefit as in the third quarter of 2008. When the volume drops, the variable profit declines but the fixed costs remain and we suffer a significant reduction in gross profit, as is seen in the last quarter of 2008 and the first quarter of 2009. In the third quarter of 2009 the financial performance of NWB Telecom improved significantly from the previous quarter. While the division generated a positive margin in the third quarter of 2009, this has not yet been enough to overcome the negative margins of the first two quarters of the year.

The Company faces challenges in successfully establishing routes in Central and South America. These include technical difficulties with the sophistication of the solution we intend to implement, the increased reliance on a limited number of vendors and customers, and a decrease in revenue and gross margin following a period of substantial time and investment dedicated to new routes. Management believes these challenges are being overcome, and that the positive margin generated by NWB Telecom in the third quarter of 2009, as opposed to the first two quarters, is a reflection of this.

During the third quarter of 2009, NWB Telecom had one significant vendor accounting for over 10% of total vendor expenses for the Company. There were two vendors accounting for more than 10% of the division but not for the company as a whole. The following table illustrates, for the third quarter of 2009, the revenue generated by the resale of minutes purchased from this vendor, as well as the related gross profit, in comparison to the associated revenue and gross profits of all other NWB Telecom vendors, and all other Company vendors, during the period.

3 Months Ended
September 30, 2009	Significant Vendor
Revenue (generated from resale of service purchased from vendor)	$1,042,887
Gross Profit (earned from resale of service purchased from vendor)	$423,225
Revenue as Portion of NWB Telecom Division Revenue	58.19%
Revenue as Portion of Company-Wide Revenue	28.05%
Gross Profit as Portion of NWB Telecom Division Profit	167.75%
Gross Profit as Portion of Company-Wide Profit	55.57%

We do not rely upon or maintain any long term supply or termination service contracts, and all of our vendor agreements are terminable at will by either party without notice. In addition, our suppliers rely upon short term contracts or arrangements with other local service providers, including tier 1 service providers, to supply termination routes; these contracts or arrangements may also be terminated upon short notice. Therefore, our VoIP service business is subject to supply disruptions that are not within our control and that could have a material adverse effect upon the NWB Telecom division’s financial results.  In fact, our NWB Telecom division has experienced loss or interruption of key suppliers, including suppliers accounting for over 10% of NWB Telecom vendor expenses during the three quarters of 2009, and the loss or interruption substantially negatively impacted NWB Telecom’s revenue and gross profit.

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

We derive a significant amount of our revenue from a relatively small number of customers. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. Each of three customers accounted for 10% or more revenues for NWB Telecom, whereas two of those customers each accounted for at least 10% the revenue for the Company overall, during the three month period ending September 30, 2009, as outlined in the table below.

3 Months Ended	Two
September 30, 2009	Significant Customers
Revenue (generated from resale of service to customers)	$1,234,074
Revenue as Portion of NWB Telecom Division Revenue	68.86%
Revenue as Portion of Company-Wide Revenue	31.93%

Furthermore, our top ten customers accounted for the vast majority of NWB Telecom revenues during the three month period ending September 30, 2009. Although we continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

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

NWB Retail division revenue, gross profit and gross profit margin.

On September 30, 2009, the company created a new division, NWB Retail, to handle services that will be made available to the general public. This division was not yet active on that date, the only day during the third quarter in which the division was in existence.

Revenue
NWB Retail
for 3 Months Ending and Year-to-Date	2008		2009	Change
March 31	$	n/a	$ n/a	n/a
June 30	$	n/a	n/a	n/a
September 30	$	n/a	—	n/a
December 31	$	n/a	n/a	n/a
Year-to-Date September 30	$	n/a	$—	n/a

Gross Profit
NWB Retail
for 3 Months Ending and Year-to-Date	2008		2009	Change
March 31	$	n/a	$ n/a	n/a
June 30	$	n/a	n/a	n/a
September 30	$	n/a	—	n/a
December 31	$	n/a	n/a	n/a
Year-to-Date September 30	$	n/a	$—	n/a

Gross Profit Margin
NWB Retail
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	n/a	n/a	n/a
June 30	n/a	n/a	n/a
September 30	n/a	0.00%	n/a
December 31	n/a	n/a	n/a
Year-to-Date September 30	n/a	0.00%	n/a

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

2009	Revenue Company Wide	Revenue NWB Telecom	% of Company- Wide Revenue	Revenue NWB Networks (non-TELES)	% of Company- Wide Revenue	Revenue NWB Networks (TELES only)	% of Company- Wide Revenue	Revenue NWB Retail	% of Company- Wide Revenue

Q1	$2,013,839	$1,321,507	65.62%	$70,647	3.51%	$621,686	30.87%	$ n/a	n/a
Q2	1,977,791	1,110,975	56.17%	45,869	2.32%	820,946	41.51%	n/a	n/a
Q3	3,717,316	1,792,220	48.21%	76,268	2.05%	1,848,828	49.74%	—	0.00%
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year	$7,708,946	$4,224,702	54.80%	$192,784	2.50%	$3,291,460	42.70%	$—	0.00%

2009	Gross Profit Company Wide	Gross Profit NWB Telecom	% of Company- Wide Gross Profit	Gross Profit NWB Networks (non-TELES)	% of Company- Wide Gross Profit	Gross Profit NWB Networks (TELES only)	% of Company- Wide Gross Profit	Gross Profit NWB Retail	% of Company- Wide Gross Profit

Q1	$(124,176)	$(366,972)	-295.53%	$10,653	-8.58%	$232,144	-186.95%	$ n/a	n/a
Q2	233,041	(79,865)	-34.27%	33,947	14.57%	278,959	119.70%	n/a	n/a
Q3	652,692	252,288	38.65%	6,354	0.97%	394,050	60.37%	0	0.00%
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year	$761,557	$(194,550)	-25.55%	$50,954	6.69%	$905,153	118.86%	$0	0.00%

2009	Gross Profit Margin Company Wide	Gross Profit Margin NWB Telecom	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin (TELES only)	Gross Profit Margin NWB Telecom

Q1	-6.17%	-27.77%	15.08%	37.34%	n/a
Q2	11.78%	-7.19%	74.01%	33.98%	n/a
Q3	17.56%	19.09%	8.33%	21.31%	0.00%
Q4	n/a	n/a	n/a	n/a	n/a

Year	9.88%	-4.61%	26.43%	27.50%	0.00%

Total Company expenses.

Total Company expenses (sales, marketing, general and administrative) for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

Total Company Expenses
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$1,550,777	$1,073,399	-30.78%
June 30	$1,529,051	1,020,626	-33.25%
September 30	$1,559,215	1,727,894	-10.82%
December 31	$1,203,874	n/a	n/a
Year-to-Date September 30	$4,639,043	$3,821,919	-17.61%

The substantial decrease in total expenses for the comparative three month periods is due primarily to decreases in bad debt write-offs, trade show and travel, legal and litigation, payroll, and accounting services.

Interest.

Interest (Company-Wide)
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$17,515	$22,249	27.03%
June 30	$18,130	25,410	40.15%
September 30	$30,443	55,725	83.05%
December 31	$32,988	n/a	n/a
Year-to-Date September 30	$66,088	$100,384	51.89%

The fluctuations in interest paid in 2008 were a function of changes in interest rates and principal owed during the year. The reduction in interest paid in the three quarters of 2009 is the result of a lowering of the interest rate.

Depreciation and Amortization

Depreciation and Amortization (Company-Wide)
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$116,280	$154,102	32.53%
June 30	$142,165	213,299	50.04%
September 30	$142,941	102,976	-27.96%
December 31	$113,927	n/a	n/a
Year-to-Date September 30	$401,386	$470,377	17.19%

Amortization and depreciation for the Company increased in the first three quarters of 2009 reflecting increased capital investment during prior periods in switching, routing, and tracking equipment and technology utilized by our NWB Telecom VoIP service business. Our U.S.-based operations have a very limited amount invested in software technology, and as a result, our current amortization is negligible and not expected to increase in the near term.

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

The above factors contributed to a net loss for the Company for both the year ended December 31, 2008 and the first three quarters of 2009. The Company’s net losses for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

Net Profit (Loss) (Company-Wide)
for 3 Months Ending and Year-to-Date	2008	2009	Change
March 31	$(833,121)	$(1,176,605)	-41.23%
June 30	$(141,900)	(812,780)	-472.78%
September 30	$436,882	(1,132,969)	-359.33%
December 31	$(1,091,414)	n/a	n/a
Year-to-Date September 30	$(538,139)	$(3,122,354)	-480.21%

Following is a summary of total company expenses, interest, amortization and depreciation, and resultant net profit/loss, allocated among our two operating divisions, NWB Telecom and NWB Networks, and showing NWB Networks results for non-TELES products and TELES products only.

				NWB	NWB	NWB
Jan 1 — September 30, 2009	Company-Wide	Corporate		Telecom	Networks	Retail

Gross Profit	$761,557	n/a		$(194,550)	$956,107	$—
SG&A Expense(1)	$(3,821,919)	$(1,300,804	)(2)	$(1,297,759)	$(1,185,735)	$(37,531)
Interest	$(80,295)	$(57,397)		$(22,761)	$(138)	$—
Other Income (Expense)	$18,303	$—		$18,303	$—	$—
2009 Net Loss	$(3,122,354)	$(1,358,290)		$(1,496,767)	$(229,766)	$(37,531)

(1)	Includes management’s determination of sales, general and administrative expenses directly allocable to each division or line of business.

(2)

Includes indirectly allocable expenses, which include, for example, legal and accounting fees, costs of SEC compliance, costs of leasing and operating our facilities in Eugene, Oregon, and certain executive-level management costs.

Liquidity and Capital Resources

The results of the company’s activities over the course of the first half of 2009 have further weakened the Company’s liquidity position as of September 30, 2009 as compared to its position on December 31, 2008. The following comparison of the current assets and liabilities from September 30, 2009 to December 31, 2008 shows a decline in the ratio of current assets to current liabilities (by 46.02%) and a decline in the cash position of the company (by 23.72%), as well as a more significant decline in the quick ratio (by 48.39%). The current cash position has improved from its low of approximately $390,000 on March 31, 2009 by about 5.84%.  However, this was primarily due to the issuance of a note payable that will mature in December, 2009.

	December 31, 2008	September 30, 2009
Cash	$541,116	$412,785
Current Assets	$4,311,544	$5,566,320
Current Liabilities	$2,451,979	$5,855,531
Current Ratio (current assets to current liabilities)	1.76:1	0.95:1
Quick Ratio (cash and accounts receivable to current liabilities)	0.62:1	0.35:1

Our current ratio and quick ratio declines are further reflective of our weakening cash position. The company has not made arrangements for any new sources of capital beyond the transaction with Aeropointe (noted elsewhere) in this quarter. Our expectation is that we will need to improve our cash position primarily through cost savings and revenue growth.

New World Brands revenue numbers have seen a marked increase in the current quarter over the two previous quarters. Sales are up over 88% from the second quarter of 2009 but are still down about 36% from the same quarter a year ago. The operating expenses to run the operations are less than a year ago but the company is still running a cash flow deficit that is being financed from accounts payable from our primary supplier.

We have started to stock up on inventory of product from our primary supplier in the expectation that the opportunity for increased sales in the fourth quarter and beyond would grow.

Our SGA costs for the quarter year over year are up but primarily due to bad debt write downs. We continue to expect to collect on all receivables but have taken a significant write down this quarter of approximately $650,000 to address our evaluation of the collectability of certain receivables. The remaining SGA costs are reduced by 30.87% otherwise since the same quarter in 2008. A significant element of our cost reduction has been to move certain technical and engineering services to our new operations in Mexico. We feel that there is still room to obtain more cost efficiencies of this nature in the fourth quarter and into 2010.

Other changes in our liquidity position arise from the terms of payment with our suppliers on the NWB telecom division where the requirements had been mostly prepaid. The terms of some of our key arrangements with suppliers in the division have started to shift to postpaid. This may allow us some latitude on growing revenue.

Our primary concern with respect to liquidity is to generate a breakeven cashflow level of revenue to cover operating expenses on a monthly basis and we have not reached that point as of the end of Q3 2009. We have been on a downward trend in this area since 2008 and cannot guarantee that future results will show the necessary improvements within the time contstraints necessary to achieve gains.

Contractual
Payment Obligations	Total	<1 Year	2-3 Years	4-5 Years	>5 Years

Long Term Debt	$2,309,688	$254,834	$2,054,854	$—	$—

Capital Leases	$126,956	$54,031	$102,701	$6,363	$—

Operating Leases	$228,040	$67,486	$118,954	$41,600	$—

Purchase Obligations	—	—	—	—	—

Other Long Term Ob.	—	—	—	—	—

Total	$2,664,684	$376,351	$2,276,509	$47,963	$—

Capital expenditures.

In 2008 we increased our investment in the switching and termination capacity of the NWB Telecom division. We have continued this into 2009 with the emphasis being placed upon not just increasing capacity but improving on the quality of the switching and reporting as well as the robustness and redundancy of the telecom platform to be able to handle unforeseen issues.

Capital Expenditures of Continuing Operations of New World Brands

Comparative Nine Month Ending September 30

2008	446,680	(92,966)	353,714

2009	308,671	(30,225)	278,446

Change (%)			-21.28%

The switching equipment will allow us to terminate more long distance calls at a lower rate per call. We are working integrally with TELES AG to use this as an opportunity to improve the performance of the TELES equipment that the NWB Networks division stocks and sells. This area is one where the synergy of our divisions is evident in the needs of one area benefitting the product in the other.

New World Brands has maintained this investment in telecom infrastructure as we feel that the results will allow us to be able to grow faster as the economy recovers from the most recent recession and we will able to do at a lower cost than a year ago.

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

Changes in Internal Control over Finance Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.          OTHER INFORMATION

Not applicable.

ITEM 6.          EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes— Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes— Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes— Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002 (*)

33.1	Corrected Lock-up Agreement (*)

(*)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Dated: November 16,2009	By:	/s/ M. David Kamrat
M. David Kamrat
Chief Executive Officer and Chairman of the Board

Dated: November 16,2009		/s/ Shehryar Wahid
Shehryar Wahid
Chief Financial Officer