Form 10-K
period 2009-12-31
NEW WORLD BRANDS INC
filed 2010-04-15
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒      Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

OR

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 033-91432

NEW WORLD BRANDS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0401674
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

10015 Aeronca Lane, McKinney, Texas	75071
(Address of Principal Executive Offices)	(Zip Code)

(972)-346-9117
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

Based on the closing price of $0.0056 per share on June 30, 2009, as reported for such date on the Over the Counter Bulletin Board, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $2,306,526.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 15, 2010, there were 500,517,245 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

General

References in this Annual Report on Form 10-K (the “Report”) to the “Company,” “we,” “us,” “our,” and similar words are to New World Brands, Inc.

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

The Company has been in the telecom hardware and carrier business for over three years which is a relatively limited operating history compared to others in the same business and operates in a rapidly changing industry environment. Its ability to predict results or the actual effects of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company on a condensed basis include those factors discussed under Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” These factors that could have a material adverse effect on the Company include, but are not limited to, the following:

•

The continuation of the downturn in the economy and therefore the market for, or supply of, our core products and services, could reduce our revenue and gross profit margin by placing downward pressure on prices and sales volume, and we may not accurately anticipate changing supply and demand conditions;

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

•

The company is dependent upon the sale of technology equipment, the TALKBox®, to governmental agencies for some of its revenue, and this source of revenue is subject to actions associated with public policy decisions that lie outside of our control and ability to project including certain factors such as the budgetary approval process and sudden changes in governmental priorities

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

•

Changes in laws or regulations, or regulatory practices, and the costs of complying with them, in the United States and internationally, may increase our costs or may prohibit continued operations or entry into some areas of business.

ITEM 1.  DESCRIPTION OF BUSINESS

Overview of Business

We are a telecommunications sales and service company, focusing on products and services utilizing Voice over Internet Protocol (“VoIP”) technology, with an emphasis on three principal lines of business: (i) resale and distribution of VoIP and other telephony equipment, and related professional services, particularly as the exclusive distributor of products manufactured by TELES AG Informationstechnologien (“TELES”) in the United States, Canada, Mexico, all Caribbean nations, Guatemala and Honduras; with non-exclusive rights in other countries and, (ii) telephony service resale, direct call routing and carrier support services; and (iii) administration and distribution of long-distance and international calling cards intended for distribution through retail outlets. Our VoIP-related telecommunications equipment distribution and resale business is operated under the divisional name “NWB Networks.” Our wholesale international VoIP service business is operated under the divisional name “NWB Telecom.” Our calling card business is operated under the divisional name “NWB Retail.” Both NWB Networks and NWB Telecom were based in Eugene, Oregon in 2009, and have already begun a transition to Dallas, Texas, which is expected to be completed over the course of the first half of 2010.

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

“IP telephony” uses an IP network to perform voice communications that have traditionally been conducted by conventional private branch exchange ( “PBX”) telephone systems, or “key systems” primarily used in smaller telephone systems, used by enterprises and by the public switched telephone network (“PSTN”). IP telephony uses IP network infrastructure, such as a local area network (“LAN”) or a wide area network (“WAN”), to replace the telephony functions performed by an organization’s PBX telephone system. “IP communications” is a term generally used to describe data, voice, and video communications using an IP network. “Convergence” is a term generally used to describe the manner in which voice and video communications technology is converging with data communications technology onto the IP network.

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

Since July 1, 2007, the Company has been the exclusive distributor of TELES products in North America and certain Central American markets (the United States, Canada, Mexico, all Caribbean nations, Guatemala and Honduras) pursuant to an exclusive distribution agreement. The Company currently promotes and distributes TELES products in those markets, sells directly to large end-user customers and provides support and training services under the assumed business name “TELES USA.” The distribution rights include those products previously manufactured by the Company under the IP Gear name (including the Claro and Quasar brands). TELES USA is part of the NWB Networks division, but because TELES sales represent a substantial and growing part of our equipment reseller business we report TELES revenues and gross profits separate from the sale of other products below under Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”  The division’s operations primarily revolve around the sales and support of the TELES brand in the Americas. Since late 2008, the company has added a government services unit to focus on the delivery of products and solutions to the emergency response telecommunications needs of federal, state, and local agencies.

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

In addition, although the Company’s VoIP service business is currently entirely wholesale, management is identifying and evaluating “bundled” VoIP service opportunities (“bundled” meaning the offering of both VoIP equipment and VoIP connectivity service as a turnkey VoIP solution for small to medium size business entities (“SMEs”)). The Company also evaluates a variety of other opportunities in the VoIP service and support industry, but to date has remained focused on its existing core businesses. These programs are still in the testing stage of development and not yet incorporated into the company’s standard product and service offering.

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

2006 Reverse Acquisition of Qualmax, Inc.

On September 15, 2006, we sold our subsidiary, International Importers, Inc., and acquired, by way of reverse acquisition, all of the assets and assumed all of the liabilities of Qualmax, Inc. (the “Reverse Acquisition”).  The Reverse Acquisition marked a change in direction for our business, away from wine and spirits distribution, to the VoIP technology industry.  The Reverse Acquisition was accounted for as a reverse acquisition, with Qualmax being the acquiring party for accounting purposes.  The accounting rules for reverse acquisitions require that beginning with the date of the transaction, September 15, 2006, our balance sheet had to include the assets and liabilities of  Qualmax, and our equity accounts had to be recapitalized to reflect the net equity of New World Brands, Inc.  Our historical operating results will be the operating results of Qualmax. In conjunction with the Reverse Acquisition, in September 2006, we moved our headquarters from Florida to Eugene, Oregon, which was previously the headquarters of Qualmax.

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

2007 Sale of IP Gear, Ltd. Subsidiary.

Effective July 1, 2007, we sold our wholly-owned subsidiary, IP Gear, Ltd., an Israeli limited liability company based in Yokneam, Israel, to TELES, as reported in more detail in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 20, August 1, and August 9, 2007, and as discussed in more detail below under “Recent Developments.” Sale of our IP Gear, Ltd. subsidiary represented a refocusing of our business plan away from research and development and direct manufacturing, and toward our historical core strengths in sales and service. As a result of the sale, we subsequently based all our operations at our headquarters in Eugene, Oregon.

By the sale of IP Gear, Ltd. to TELES, we divested ourselves of our manufacturing, research and development activities, and rededicated our efforts on distribution, sale, service and support of VoIP-related telecommunications equipment and service. As a part of the sale of IP Gear, Ltd., we became the exclusive distributor for both TELES products and IP Gear, Ltd. products in the United States, Canada, Mexico, all Caribbean nations, Guatemala and Honduras, and have therefore focused our telecommunications equipment sales and distribution plan on TELES and IP Gear, Ltd. products.

Recent Developments

The following describes important Company developments which have occurred from 2008 to date.

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

The principals of P&S Spirit include Dr. Selvin Passen, who is a director of the Company as well as a shareholder of the Company and its former Chief Executive Officer, and Dr. Jacob Schorr, who is a former director of the Company.

P&S Spirit Credit Line.

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007, on and effective May 31, 2007, the Company entered into a Credit Line and Security Agreement (the “P&S Credit Line Agreement” and the debt obligation pursuant thereto, the “P&S Credit Line”) with P&S Spirit. The maximum principal available under the Credit Line is $1,050,000; the interest rate is 2% over the Prime Rate (as reported in The Wall Street Journal), payable in relation to the then-outstanding principal; consecutive monthly payments of interest only (payable in arrears) are required commencing July 1, 2007; and all unpaid principal, interest and charges are due upon the maturity date of June 1, 2011. Upon default, the entire P&S Credit Line amount (including accrued unpaid interest and any fees) will be accelerated, and the Company would be required to pay any costs of collection. The P&S Credit Line Agreement included certain affirmative covenants, including, without limitation, a financial reporting requirement (quarterly — 45 days after the close of a calendar quarter), and a requirement that the Company maintain a ratio of current assets to current liabilities of at least 1.2:1.0 and a total liabilities to tangible net worth ratio not exceeding 2.5:1.0. Both of these covenants had been waived as of December 31, 2009 and continue to be waived as of the date of filing this Form 10-K.

The P&S Credit Line Agreement grants P&S Spirit a security interest with respect to all of the Company’s assets, but was subordinated to the P&S Term Loan. The P&S Credit Line Agreement is also guaranteed by a corporate Guaranty issued by Qualmax (which, prior to completion of the merger of Qualmax into the Company, held a controlling interest in the Company), and a security interest in the assets of Qualmax (consisting solely of 298,673,634 shares of Common Stock). Copies of the P&S Credit Line Agreement, P&S Credit Line Note, Guaranty of Qualmax, Collateral Pledge Agreement by Qualmax, and the Collateral Pledge Agreement by the Company, were included as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2007.

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

Sale of IP Gear, Ltd. Subsidiary.

As previously reported on the Company’s Current Reports on Form 8-K filed with the SEC on July 20, 2007 and August 9, 2007, effective July 1, 2007 the Company sold its IP Gear, Ltd. subsidiary to TELES pursuant to a Share Sale and Purchase Agreement (the “Final Agreement”).

Pursuant to the Final Agreement, the Company agreed, among other things,  to pay TELES an earn out equal to 10% of TELES’s worldwide revenues (including revenues of TELES’ affiliates) within TELES’s CPE Product Line (as defined in the Final Agreement) for a period of four years after closing. The total earn out payments shall not be less than $750,000 (the “Minimum Earn Out”), and shall not be subject to a cap. The Minimum Earn Out shall be paid in quarterly amounts of $46,875, each quarterly payment due within 90 days of the close of the quarter, commencing with the quarter ended September 30, 2007. In the event the Minimum Earn Out is exceeded, the differential amount is due within 90 days after June 30 on each of 2008, 2009, 2010 and 2011.

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

TELES Distributorship.

In accordance with the Final Agreement, the Company and TELES entered into a contract (the “Partner Contract”) relating to the promotion, marketing, sale and support of certain products of TELES and IP Gear, Ltd., pursuant to which the Company became the exclusive distributor of TELES and IP Gear, Ltd. products in the United States, Canada, Mexico, all Caribbean nations, Guatemala and Honduras, and a non-exclusive distributor in other markets.

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

TELES Loan Agreement.

On February 21, 2008, the Company and TELES entered into a Term Loan and Security Agreement, effective February 15, 2008 (the “TELES Loan Agreement,” and the loan thereunder, the “TELES Loan”), providing the Company a loan of up to the principal amount of $1,000,000 (the “Commitment”).

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

Redemption of Shares of Company Stock from B.O.S.

On September 30, 2008 the Company purchased 5,000,000 shares from BOS, and in total purchased 6,600,000 BOS Purchase Shares from BOS for a total purchase price of $165,000 in 2008.  Effective February 25, 2010, BOS entered into a transaction contemplating the sale of all of its shares and warrants to P&S Spirit LLC, in a private sale to which the company was not a Party. That sale remains subject to forfeiture and the return to BOS in the event P&S fails to complete payment within 2 years, as agreed between them.

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

In accordance with the Merger Agreement, all conditions and prerequisites to the Merger have been met and completed, and the Merger Agreement has been consummated effective January 23, 2009. There have been no amendments, material or otherwise, to the Merger Agreement as effective February 18, 2008 and previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2008. Qualmax shares were converted into shares of the Company, at the conversion rate of 13.348308 Company shares for each share of Qualmax stock.

Acquisition of Certain Aeropointe Assets.

New World Brands Inc. purchased most of the assets of Aeropointe Partners, Inc. (“Aeropointe”), a Texas Corporation, during the third quarter of 2009. The company had been doing business with Aeropointe since the end of 2008 in the building of long distance carrier routes for the Company’s NWB Telecom division. The transaction’s effective date was September 1, 2009 and all elements of the transaction were completed on or before January 15, 2010. The details of this transaction were reported in an 8-K filing to the SEC on October 9, 2009. Pursuant to SEC regulation S-X, financial statements are not required to be presented in connection with this acquisition. A summary description of the transaction is discussed below.

The company acquired the Aeropointe’s rights to a contract that New World Brands was the other party to as well as the right to assume the staff and the location of Aeropointe operations. The company also received $100,000 in cash. The consideration received by Aeropointe was New World Brand’s common stock.  The total amount of stock received was 47,658,374 shares. NWB shares were valued for this transaction based upon the average price of NWB stock in the prior period, which was $0.006333 per share.

The total purchase price was $301,820, of which consideration valued at $55,868 was payable on January 15, 2010, in the form of 8,821,791 shares of common stock.  The net purchase price amount of $229,617 was paid in the form of 38,836,584 shares of common stock issued effective September 1, 2009.  The seller contributed capital as consideration for issuance of the common stock, in the amount of $100,000, which was paid in October 2009. The consideration has been reported as part of accounts receivable. The company acquired intangible assets valued at $38,405 at the date of acquisition, and satisfied accounts payable to the seller of $163,416.  The New World Brands common stock issued to the seller was valued based upon the average price of NWB stock for the ninety day period prior to the effective date of the acquisition at a price of $0.006333 per share. The difference between the issue price in the acquisition and the par value of the shares issued, $158,749, was recorded as a reduction in additional paid in capital in the 3rd quarter of 2009.

Employees

As of December 31, 2009, we had 40 full-time employees, with about 14 based in our Eugene, Oregon headquarters (including outside sales and remote technical support staff reporting to management in Eugene), 5 at our Dallas Texas, office, and 21 based in Guanajuato, Mexico. None of our employees is a member of a labor union, and we have never experienced a work stoppage.

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

Competition among Resellers.

Our NWB Networks distribution and sales business competes not only with small boutique IT firms that have entered the market due to reduced costs of entry resulting from various technological advances, but also with large, global companies, including manufacturers who now compete against us to sell directly to reseller customers. Although we offer our clients a range of services and support in conjunction with a select product line at competitive prices, increased competition may require us to further reduce prices, potentially reducing profit margins. We believe the current market trend favors larger, well-capitalized specialty distributors and resellers who can afford to take advantage of cost savings in bulk purchases, foreclosure sales, and other large opportunities, who can afford to warehouse substantial amounts of inventory until profitable opportunities arise, and who can afford large and skilled product service and support staffs. Nonetheless, new opportunities continue to arise in this business, and we believe that our ability to quickly identify currently popular products to sell, and our experience with a diverse market of equipment buyers and sellers, including resellers and end users, gives us a continued competitive edge over new entrants into the market.

We believe that our exclusive distribution relationship with TELES may also give us a competitive edge over other distributors and resellers. We believe that TELES has well developed R&D and manufacturing capabilities, and we believe that TELES has demonstrated its willingness and ability to adapt its products to changing market needs and specific opportunities, particularly in emerging VoIP markets in the Americas. We hope that, as our sales and support teams continue to work closely with TELES product development teams, we will be able to provide products meeting the niche opportunities and new technology opportunities that our sales staff and management team identify in emerging markets. However, TELES products face stiff competition from a variety of other manufacturers, and while we consider the TELES relationship to be a valuable resource,  TELES remains a relatively small player in the industry compared to organizations such as Cisco and Siemens. In addition, larger telecom service providers, particularly “tier 1” providers and government-sponsored foreign providers, continue to develop their own internal products, potentially competing with products they would otherwise buy from companies like TELES, thus competing with sales opportunities for products such as those manufactured by TELES.

With the reality of globalization in procurement and the geographically dispersed nature of many of our clients, there exists the ability of potential customers of lines of equipment sold by NWB Networks to price shop on a global basis and to purchase equipment manufactured by the same suppliers outside our zone of exclusivity at prices that create pressure on our profit margins. The Company is actively working to address the issue of lost sales due to this mobility of customers in the market.

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

NWB Telecom competes principally on price and quality of service. The communications industry, including VoIP, is highly competitive, rapidly evolving, and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new competitors, including the growth of “gray market” operators (potentially including operators who arrange call termination in a manner that bypasses the local telephone company), are likely to enter the communications industry, including the market for VoIP, Internet, and data services. Also, a number of large VoIP service providers appear to be aggressively seeking market share via acquisitions and competitive pricing. We believe the trend in this area is for increased competition to continue to drive down market prices and profit margins. Our ability to continue to compete in this market will depend upon our ability to secure more stable vendor relationships, to implement a more stable network infrastructure capable of handling higher call volume and to continue building long-term customer relationships.

Competition among Retail Calling Card Service Providers.

We believe success in providing our calling card services is dependent on our ability to provide low rates and reliable service to our customers.

We compete with other providers of calling card services, as well as established carriers and numerous small or regional operators, and with providers of alternative telecommunications services. Many of the largest telecommunications providers, including AT&T, Verizon, iBasis and STI Prepaid, currently market prepaid calling card services, which in certain cases may compete with our card services. We believe that our interconnect and termination agreements, network infrastructure and least-cost-routing system provide us with the ability to offer low-cost, high quality services, while our distribution network provides us with access to customers, and that these factors represent competitive advantages. However, some of our competitors are substantially larger and have significantly greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The use by these competitors of their resources in the prepaid calling card service market could significantly impact our ability to compete against them successfully. As these competitors may be capable of providing comparable call quality and service levels, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services.

The continued growth of the use of wireless services, largely due to lower pricing of such services, has adversely affected the sales of prepaid calling card services as customers migrate from using prepaid calling cards to wireless services. We expect pricing of wireless services to continue to decrease, resulting in increased substitution of prepaid calling cards by wireless services and increased pricing pressure on providers of prepaid calling card services.

If our competitors begin to utilize their greater resources or operate at lower levels of profitability in order to more aggressively market their products and services,  this portion of our business could find growth difficult.

ITEM 1A.               RISK FACTORS

There are a number of important factors that could cause our business, financial condition, cash flows, and results of operations to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors about which we may or may not yet be aware. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Report and our other public filings. IF ANY OF THE FOLLOWING OCCUR, OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATION COULD ALL SUFFER.

Risks Associated with the Business in General

Our Results of Operations May Fluctuate.

Our revenue and results of operations have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future due to a number of factors, including but not limited to, those discussed below, some of which are not in our control. Because of these factors and others, we cannot rely on quarter-to-quarter or year-to-year comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors, or our own estimates. Such a discrepancy could cause the price of our Common Stock to decline significantly and adversely affect profitability.

We Finished Fiscal Year 2009 with a Net Loss, and are Likely to Incur Losses During the 2010 Fiscal Year, and Our Future Sales Levels and Ability to Achieve Profitability are Unpredictable.

For the one year period ending December 31, 2009, we experienced a net loss before income taxes of approximately $4,000,000. We may experience a net operating loss for fiscal year 2010. Our operating history is limited, our business has changed rapidly over the past four years, and we are competing in an emerging technology industry. We cannot be assured that profitability will be achieved, or if it is achieved that it will continue, in upcoming quarters or years, nor can we be assured that we will be able to improve operating margins or increase revenues, or adequately control our operating expenses.

Generally, the global economic slowdown, combined with unprecedented currency volatility, resulted in a sharp pull back in global telecommunications infrastructure spending in the second half of 2008 and throughout 2009. During this period of 2008 and 2009, NWB’s net sales and profitability were negatively impacted by these factors primarily as a result of reduced demand for the telecommunications equipment sold and distributed by the Company’s NWB Networks division.

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

We Face Changing Market Conditions for Products and Services.

The market for VoIP service is still in the relatively early stages of development and market acceptance, and is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications, and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, recently introduced IP telephony products and services are highly uncertain. We cannot be sure that the delivery of telephone and other communications services over IP networks rather than over traditional telephone networks will expand. We cannot be sure that packet-based voice networks will become widespread or that connections between packet networks and telephone networks will become commonplace. The inability to deliver traffic over the Internet with significant cost advantages could slow or stop the growth of VoIP technology. The adaptation process of connecting packet networks and telephone networks can be time consuming and costly. In addition, limitations of VoIP technology, such as the inability to make a call during a power outage and difficulty in accessing 911 services, could adversely affect the market for VoIP services. If this market does not develop, or develops more slowly than we expect, we may not be able to sell our products or offer our services in sufficient volume to meet our financial goals. If the regulatory environment in the United States becomes more difficult for VoIP providers it could also significantly impact our business.

International Governmental Regulation and Legal Uncertainties Could Limit Our Ability to Provide Current Services or Could Increase Our Costs, or Subject Us to Legal Liability.

Regulatory treatment of Internet telephony outside the United States varies from country to country. In many countries in which we purchase termination services, the status of the laws or contracts that may relate to our services, including their interpretation and enforcement, is unclear or evolving. We cannot be certain that our customers, local service providers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, or that they or we will be able to comply with existing or future requirements. We provide our services in reliance on local service providers that may be subject to telecommunications regulations in their home countries. In some of those countries, licensed telephony carriers, as well as government regulators and law enforcement authorities may question the legal authority of our local service providers and/or our legal authority. Because of our relationships with resellers, some countries or local service providers may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to regulatory action such as fines or penalties, including asset forfeitures. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. If foreign governments or other bodies begin to impose related restrictions on VoIP or our other services or otherwise enforce laws or regulations against us, our affiliates, or our vendors, such actions could have a material adverse effect on our operations. In addition, deregulation of the communications markets in developing foreign countries may not continue, and incumbent providers, trade unions, and others may resist legislation directed toward deregulation and may resist allowing us to interconnect to their network switches. Governments and regulations may change, resulting in reduced availability of licenses and/or cancellations or suspensions of licenses, confiscation of equipment, and/or rate increases; the instability of the regulations applicable to our businesses and their interpretation and enforcement in these markets could materially and adversely affect our business.

Domestic Regulatory Changes May Subject Us to Additional Fees, Taxes, or Tariffs, or Service Restrictions.

We are not licensed to offer traditional telecommunications services in any U.S. state and we have not filed tariffs for any service at the FCC or at any state regulatory commission. While the FCC has traditionally maintained an informal policy that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea before the FCC and at various state government agencies. Local exchange carriers are lobbying the FCC and the states to regulate VoIP on the same basis as traditional telephone services. Aspects of our operations are, and may become, subject to state or federal regulations governing licensing, universal service funding, access charges, advertising, disclosure of confidential communications or other information, excise taxes, U.S. embargos, and other reporting or compliance requirements.

Dependence on Vendors

Our distribution of TELES products, through our exclusive distributorship agreement with TELES for North America, the Caribbean, and parts of Central America, with rights to sell elsewhere, forms a significant part of our business, and the majority of telecommunications equipment that we sell is manufactured by TELES. In the event that TELES would be unable or unwilling to supply telecommunications equipment to the Company, we would be materially impacted.

Dependence on Customers

Historically, a substantial portion of our revenue for the NWB Networks division has been derived from large purchases by a small number of network equipment providers, systems integrators, and distributors. We do not enter into long-term sales agreements in which the customer is obligated to purchase a set quantity of product. Based on our experience, we expect that our customer base may change from period to period. If we lose a large customer and fail to add new customers, there could be a material adverse effect on our results of operations.  Two customers accounted for more than 10% of NWB Networks revenues during the year ending December 31, 2009 and our top ten customers accounted for the majority of the business conducted by the division. Although we continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

The NWB Telecom division derives a significant amount of revenue from a relatively small number of clients. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. Three customers accounted for 10% or more of NWB Telecom revenues during the year ending December 31, 2009, with one accounting for more than 10% of total Company revenues, and our top ten customers accounted for a firm majority of the division’s business. Although we to continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

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

We May Be Unable to Manage Our Growth and Multiple Business Lines Effectively.

Due to both the difficulties faced throughout much of 2008 and 2009, as well as opportunities that have arisen, we have enacted several changes in the daily operations of the Company as well as in its strategic orientation. The asset purchase agreement between Aeropointe and the Company as well as the introduction of packaging long-distance and international telephony services for a retail market represent some of the company’s efforts to adapt to a novel situation. At present, the company must currently focus on multiple business lines simultaneously. We are a young company with a limited operating history, and our management team regularly faces new challenges. None of our senior executives has operated a public reporting company before. To continue to compete in the highly competitive and rapidly developing IP communications industry we will be forced to quickly adapt to changing market conditions in multiple areas, such as shifts in capital needs, in fundamental communications technologies, and in product lines and supply sources, and there can be no assurance management can meet these challenges.

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

We Rely Upon Key Personnel, and Must Attract and Retain Additional Qualified Personnel.

We are dependent on the continued efforts of our senior management team, including our Chairman, M. David Kamrat; our President, and Chief Executive Officer, R. Steven Bell; our Chief Operations Officer, Shawn Lane; and our Chief Financial Officer, Secretary, and Treasurer, Shehryar Wahid. If these or other key personnel do not continue to be active in management, our business, financial condition, or results of operations could be adversely affected. We cannot be certain that we will be able to continue to retain our senior executives or other personnel necessary for the development of our business. In addition, at present there is a shortage of qualified management, sales, and technical personnel in our industry and we are in direct recruiting competition for these applicants with larger businesses that are able in some cases to offer more competitive compensation. We plan to use stock warrants and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, to encourage employee retention, and to provide competitive compensation. The changing regulatory landscape could make it more difficult and expensive for us to grant stock benefits to employees in the future. In addition, the use of alternative equity incentives may increase our compensation expense and reduce our earnings, and may dilute other shareholders.

We Extend Credit to Customers for Product Purchases, Creating Bad Debt Risk.

A substantial portion of our receivables results from credit extended to customers for purchases of our products and services. We cannot be sure that we will be able to collect all of these accounts receivable. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and may provide services to companies that refuse or are unable to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers. Such future losses, if incurred, could harm our business and have a material adverse effect on our results and financial condition.

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

•                  difficulty in collecting receivables and recovering equipment;

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

Our Business Could be Disrupted by Systems Failure.

Our operations are dependent on the reliability of information, telecommunication, and other systems that are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service, and general accounting functions. Interruption of our information systems, collocation networks, Internet, or telecommunication systems could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We Face Increased Expenses as a Result of Being a Public Company.

The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect that our general and administrative expenses, in particular legal, accounting, and IT systems expenses, will increase as a result of our efforts to comply with applicable securities laws, in particular with the Sarbanes-Oxley Act. This process will divert internal resources, and may force us to implement new internal controls and reevaluate our financial reporting, or hire additional personnel, in order for us to maintain our compliance with Section 404 of the Sarbanes-Oxley Act. If we are unable to effectively implement these changes, it could harm our operations and financial results, and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors.

We May Undertake New Business Ventures and Enter into New Lines of Business.

Management is constantly evaluating new opportunities in the VoIP service and equipment industry, including strategic partnerships, joint ventures and acquisitions, or combinations of these entities. Further, there can be no assurances that such opportunities, particularly those involving acquisitions, will be successful. The Company may finance these new business opportunities through a combination of equity and/or debt. If the Company determines to finance these opportunities by issuing additional equity, then such equity may have rights and preferences superior to the Company’s outstanding Common Stock, and the issuance of such equity will dilute the ownership percentage of the Company’s existing shareholders. If the Company determines to finance these opportunities by incurring debt, then such debt may not be available to the Company on favorable terms, if at all. As of the date of the filing of this Report, we consider all such opportunities to be in the evaluation stage, and their potential effect upon our gross and net profits too speculative to quantify.

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

Concentrated Vendor/Product Risk.

Since the sale of our IP Gear, Ltd. subsidiary and entry into an exclusive distribution agreement with TELES, we have been relying to an increasing degree upon TELES for supply of the VoIP equipment that we distribute and sell. In fact, nearly all of our profitable equipment sales since the sale of our IP Gear, Ltd. subsidiary have been of TELES equipment. If TELES is unable to continue to supply high-demand equipment at attractive prices, our revenues, and/or gross profits will decline. In addition, we are subject to a risk of supply interruption if TELES’s business suffers or if our relationship with TELES suffers. We derive a substantial portion of our revenues from sales of the TELES iGate and vGate product lines, and we expect that these products will continue to account for a significant portion of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of development or deployment of new products, features, and technologies could cause a significant decrease in our revenues and profitability. No other vendor aside from TELES accounts for more than 10% of NWB Networks’ costs paid to vendors.

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

Historically, a substantial portion of our revenue has been derived from large purchases by a small number of network equipment providers, systems integrators, and distributors. We do not enter into long-term sales agreements in which the customer is obligated to purchase a set quantity of our products. Based on our experience, we expect that our customer base may change from period to period. If we lose a large customer and fail to add new customers there could be a material adverse effect on our results of operations.  Two customers represented more than 10% of NWB Networks’ revenues during the year ending December 31, 2009, and our top ten customers accounted for the majority of our business in the division. Although we continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

The continuing weakness in credit markets has affected the world economy and has severely restricted access to capital, and has materially impacted the Company’s ability to sell telecommunications hardware. Our customers are, and may continue to be, less willing and able to make capital investments than in the past.

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

Concentrated Customer Risk.

We derive a significant amount of our revenue from a relatively small number of clients. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. Each of three customers accounted for 10% or more of NWB Telecom revenues during the year ending December 31, 2009, with one customer generating more than 10% of revenues for the Company as a whole, and our top ten customers accounted for a firm majority of NWB Telecom revenues during the year ending December 31, 2009. Although we continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

Potential for Key Supplier Interruptions.

We had two vendors from whom we purchased over 10% of NWB Telecom traffic for resale, as measured by cost. Furthermore, we do not rely upon or maintain any long term supply or termination service contracts, and all of our vendor agreements are terminable at will by either party without notice. In addition, our suppliers rely upon short term contracts or arrangements with other local service providers, including tier 1 service providers, to supply termination routes; these contracts or arrangements may also be terminated upon short notice. Therefore, our VoIP service business is subject to supply disruptions that are not within our control and that could have a material adverse effect upon the NWB Telecom division’s financial results.  In fact, our NWB Telecom division has experienced loss or interruption of key suppliers, including suppliers who each accounted for over 10% of NWB Telecom revenue during 2009, and the loss or interruption substantially negatively impacted NWB Telecom’s revenue and gross profit.

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

Single Points of Failure on Our Network, or Computer Vandalism, May Make our Business Vulnerable.

We currently operate two principal network operations centers, one in Eugene, Oregon, and one in Guanajuato, Mexico.  In some cases, we have designed redundant systems, provided for excess capacity, and taken other precautions against platform and network failures, as well as facility failures relating to power, air conditioning, destruction, or theft. Nonetheless, some of our infrastructure and functionality, including that associated with certain components of our wholesale business, such as switching or routing equipment, operate as a single point of failure, meaning failures of the type described may prohibit us from offering services. If the overall performance of the Internet is seriously downgraded by website attacks, failure of service attacks, or other acts of computer vandalism or virus infection, our ability to deliver our communication services over the Internet could be adversely impacted, which could cause us to have to increase the amount of traffic we must carry over alternative networks, including the more costly public switched telephone network. In addition, our business interruption insurance may not cover losses we could incur because of any such disruption of the Internet.

Risks Attendant to Entering the Prepaid Calling Card Business.

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

We rely upon our carrier agreements with foreign partners in order to provide our telecommunications services to our customers. These carrier agreements are for finite terms and, therefore, there can be no guarantee that these agreements will be renewed at all or on favorable terms to us. Our ability to compete would be adversely affected if our carrier agreements were to be terminated, our suppliers capacity were to be diminished, or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Our customers, particularly our wholesale carrier customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale market continues to feature many smaller, less financially stable companies. If continued weakness in the telecommunications industry reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale carrier customers, this may substantially affect our operations. Moreover, the after-effects of the collapse of the mortgage-backed credit markets may affect our customers’ access to liquidity and impair our ability to collect on receivables.

Our revenues could suffer if we, or our distributors and sales representatives fail to effectively market and distribute our prepaid calling card  services.

We currently rely on our distributors and representatives for marketing and distribution of our prepaid calling card services. In foreign countries, we are dependent upon our distributors and independent sales representatives, many of whom also sell services or products of other companies. As a result, we cannot control whether these foreign distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable retailers and sales representatives in new markets that we may enter. If our distributors or sales representatives fail to effectively market or distribute our prepaid calling card  services, our ability to generate revenues and grow our customer base could be substantially impaired

Concentrated Vendor and Customer Risk

NWB Retail is the Company’s newest division, beginning operations in the fourth quarter of 2009. In that quarter, the division was primarily dependent on a single vendor, while three customers each accounting for more than 10% of revenue comprised all of our sales. The Company has since taken over much of the operations for which the vendor was responsible and expects to diversify NWB Retail’s customer base as the division establishes itself.

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

•                  the introduction of new products, changes in product lines, or changes in business models; and

•                  market conditions in the industry, and in the telecommunications and technology securities markets.

Our common shares are sporadically and thinly-traded on the over-the-counter market on the OTC Bulletin Board (the “OTCBB”), meaning that the number of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and the fact that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a company with an operating history as limited and burdened with past losses as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

Voting Control by Principal Stockholders.

As of March 6, 2009, M. David Kamrat and Noah Kamrat, father and son, together with their spouses (collectively, the “Kamrat Family”), beneficially control approximately 35.2% of our Common Stock, largely due to their prior ownership of Qualmax common stock; P&S Spirit, an entity controlled by Dr. Selvin Passen and Jacob Schorr, Ph.D., together with Dr. Selvin Passen separately, also beneficially controls approximately 29.6% of our Common Stock. Therefore, the members of Kamrat Family, P&S Spirit, and Dr. Passen collectively are able, indirectly as a result of their influence on matters requiring Company shareholder vote, to significantly influence the vote on matters requiring our stockholders’ approval, including the election of directors. For more information regarding stock ownership of principal shareholders see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”   As a result, our directors and executive officers beneficially own a substantial portion of our outstanding common stock.  These holders, if they were to act together, would likely be able to direct the outcome of matters requiring approval of the stockholders including the election of new directors and other corporate actions.  These decisions may conflict with the interests of our other stockholders.

ITEM 2.        PROPERTIES

Our U.S. operations are headquartered in Dallas, Texas, in leased commercial premises in one building, at the addresses 10015 and 10045 Aeronca Lane, McKinney, Texas, and in Eugene, Oregon, at 340 W. 5th Avenue in leased commercial premises in one building. Our Mexico operations are headquartered in the city of Guanajuato, in the state of Guanajuato, Mexico, in leased commercial premises. The principal terms and lease payment obligations are discussed in more detail under Item 8, “Financial Statements and Supplementary Data — Note K.”

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

On or about September 18, 2008, the French Tribunal at Versailles overruled a lower Court ruling in the matter; declared the case to be beyond the scope of French jurisdiction; and ordered the plaintiffs to pay a nominal sum of 2,000 Euros to BOS. As of April 15, 2010, there have been no changes in the status of the subject matter.  At present, management does not believe that this matter poses any significant financial risk to the Company.

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

IP Gear was named as a defendant in a lawsuit styled Piecom Tech. Israel Ltd. v. IP Gear Ltd., Case No, 26-05166-07-5, in the Herzliyah, Israel Regional Court. Piecom Tech. had been a vendor to IP Gear, Ltd and was contracted to provide outsourced contract manufacturing services. There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. Release of the escrow funds of $32,000 depends upon the outcome of pending litigation between Piecom and IP Gear, Ltd. Neither of these amounts is represented on the balance sheet of the Company. On preliminary motions, argued in May of 2008, the Court ruled in favor of IP Gear, Ltd. A mediation hearing occurred in August of 2008 but the matter was not resolved. The next mediation hearing was scheduled for December, 2009 but the plaintiff did not appear. The matter has now been referred back from the Mediator to the Court. At present, management does not believe this matter poses any significant financial risk to the Company.

CRG West

CRG West, a Los Angeles-based company from which NWB had been leasing space for equipment, has claimed $24,000.00 from NWB in allegedly overdue rent payments and holdover fees. The claims were first made by email in May 2009, for a smaller amount, and then progressed to a collection agency. NWB has retained an LA based attorney, Gerard Casale, to defend its interests and argue what NWB believes is a valid defense in this matter, which is currently in settlement negotiations. CRG and their agency have not filed suit on this matter in a court of law.

Roberts Kaplan

A law firm that performed services in connection with the NWB-Qualmax merger filed suit against NWB for about $7,000 in the county court for Portland Oregon, on or about January 24, 2010. The matter was settled on the payment of $5,000 to the Plaintiff, in return for a full release and dismissal, and management does not believe this matter will have any other material effect on the Company.

BOS

Then-shareholder BOS sent a certified letter to NWB during the fourth Quarter of 2009 demanding $500,000 in money damages and a change in the NWB Board. This matter was amicably resolved without any lawsuit being filed, and BOS has executed a written waiver and release of all of the demands set forth in the above-referenced certified letter or otherwise against the Company. Effective February 25, 2010, BOS entered into a transaction to sell all of its NWB shares and warrants to P&S Spirit LLC, in a private sale to which the company was not a Party. That sale remains subject to forfeiture and the return to BOS in the event P&S fails to complete payment within 2 years, as agreed between them.  Management does not believe this matter will have any material effect on the Company.

Additional Disputes

In addition to the matters discussed above, the Company is involved in various disputes that arise in the ordinary course of business.

ITEM 4.        RESERVED.

PART II

ITEM 5.                        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock is currently traded on the OTCBB under the symbol “NWBD.OB.” The following table sets forth, for the fiscal quarters indicated, high and low sale prices for the Common Stock on the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. (“NASD”). The information below reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.   There was little trading in our common stock during the period reflected.

	Low Sale	High Sale
Fiscal Year Ended December 31, 2009
First Quarter	$0.005	$0.025
Second Quarter	0.003	0.030
Third Quarter	0.004	0.010
Fourth Quarter	0.003	0.015

Fiscal Year Ended December 31, 2008
First Quarter	$0.030	$0.100
Second Quarter	0.010	0.060
Third Quarter	0.020	0.050
Fourth Quarter	0.010	0.040

Stockholders

As of April 1, 2010, there were approximately 1,000 holders of record of our Common Stock.

Dividends

To date, we have not paid any cash dividends on our Common Stock and we do not contemplate the payment of cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Stock Warrant Grants

For the twelve months ended December 31, 2009, we granted 648,385 new stock warrants. See Note G, below.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2009, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans	2009: 648,385	0.01
	2001: 2,920,000	$0.20	2009: 41,500,000

Recent Sales of Unregistered Securities

Redemption of Shares of Company Stock from B.O.S.

The Company purchased a total of 6,600,000 Company shares from BOS at a total cost of $165,000, in 2008.

As of December 31, 2009, BOS was the holder of   61,441,827 shares of the Company’s Common Stock plus warrants to acquire another 1,430,178 shares until December 31, 2010 (For current BOS shareholdings, see Item 12, note 16 of this Annual Report on Form 10-K).

Qualmax Merger Completion

On January 23, 2009, the Company completed its merger with Qualmax, as reported on the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2009, and which is incorporated herein by reference. Pursuant to a fairness hearing conducted in the State of Oregon on January 23, 2009 (the “Fairness Hearing”), the Director of the State of Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (the “Director”), found that the Merger was fair, just and equitable, and free from fraud. As a result of the Fairness Hearing, the Company obtained a valid exemption from registration under Section 3(a)(10) of the Securities Act of the shares of common stock of the Company issuable to the stockholders of Qualmax in connection with the Merger. At a special meeting of the stockholders of Qualmax immediately following the Fairness Hearing the stockholders of Qualmax approved the Merger Agreement and the transactions contemplated thereunder. In accordance with the Merger Agreement, all conditions and prerequisites to the Merger were met and completed, and the Merger Agreement was consummated effective January 23, 2009. There have been no amendments, material or otherwise, to the Merger Agreement. Qualmax shares were converted into shares of the Company at the conversion rate of 13.348308 Company shares for each share of Qualmax stock.

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

Overview

Acquisition of Certain Aeropointe Assets.

The Company initiated the purchase of most of the assets of Aeropointe Partners Inc. (“Aeropointe”), a Texas Corporation, during the third quarter of 2009. The company had been doing business with Aeropointe since the end of 2008 in the building of long distance carrier routes for the company’s NWB Telecom division.  The transaction’s effective date was September 1, 2009 and all elements of the transaction were completed by or before January 15, 2010. The details of this transaction were reported in an 8-K filing to the SEC on October 9, 2009. Pursuant to SEC regulation S-X, financial statements are not required to be presented in connection with this acquisition. A summary description of the transaction is discussed below.

The Company acquired Aeropointe’s rights to a contract that the Company was the other party to as well as the right to assume the staff and the location of Aeropointe operations. The company also received $100,000 in cash. The consideration received by Aeropointe was Company common stock.  The total amount of stock received was 47,658,374 shares. A portion of this total number of shares, 8,821,790, was issued in the first quarter of 2010 per agreement. . NWB shares were valued for this transaction based upon the average price of NWB stock in the prior period. That amount was $0.006333 per share.

The total purchase price was $301,820, of which consideration valued at $55,868 was payable on January 15, 2010, in the form of 8,821,791 shares of common stock.  The net purchase price amount of $229,617 was paid in the form of 38,836,584 shares of common stock issued effective November 9, 2009.  The seller contributed capital as consideration for issuance of the common stock, in the amount of $100,000, which was paid in October 2009.  The consideration has been reported as part of accounts receivable. The company acquired intangible assets valued at $38,405 at the date of acquisition, and satisfied accounts payable to the seller of $163,416.  The New World Brands common stock issued to the seller was valued based upon the average price of NWB stock for the ninety day period prior to the effective date of the acquisition at a price of $0.006333 per share. The difference between the issue price in the acquisition and the par value of the shares issued, $158,748, was recorded as a reduction in additional paid in capital in the 3rd quarter 2009.

As part of the ongoing integration of Aeropointe’s and the Company’s assets, the Company has leased space in the Dallas, Texas area, at the location previously utilized by Aeropointe, at 10015 Aeronca, Lane, McKinney Texas. The company has also leased more space at 10045 Aeronca Lane, from a company controlled by Messrs. Bell and Lane, in a related party transaction that had been fully disclosed to, and approved by, all non-interested Directors.

Guanajuato Network Operations Center – Mexico Subsidiaries

During 2009, in an effort to be able to more closely support its Mexican and Central American business, the company established a network operations center in Guanajuato, Mexico, where it currently employs a full-time staff of 21. The staff support the activities of the carrier and hardware divisions of New World Brands. The Company intends to maintain its technical staff primarily in this location and will add business development resources in the future to capitalize on Latin American opportunities.

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

Results of Operations

Company-Wide Revenue and Gross Profit.

Company-wide (referring to the Company’s two principal lines of business, on a consolidated basis) revenue, gross profit and gross profit margin for the three month and twelve month periods ended December 31, 2009 and December 31, 2008 were as follows:

Revenue
Company-Wide				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	$2,013,839	$5,080,949	$4,099,021	-60.36%	23.96%
June 30	$1,977,791	$6,603,386	$3,556,769	-70.05%	85.66%
September 30	$3,717,316	$5,818,906	$4,182,157	-36.12%	39.14%
December 31	$4,243,035	$2,776,933	$5,263,256	52.80%	-47.24%
Year-to-Date December 31	$11,951,981	$20,280,174	$17,101,203	41.07%	18.59%

Gross Profit
Company-Wide				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	$(124,176)	$704,391	$570,550	-117.63%	23.46%
June 30	$233,041	$1,324,944	$422,310	-82.41%	213.74%
September 30	$652,692	$1,994,009	$509,456	-67.27%	291.40%
December 31	$330,537	$226,092	$794,234	46.20%	-71.53%
Year-to-Date December 31	$1,092,094	$4,249,436	$2,296,550	-74.30%	75.19%

Gross Profit Margin
Company-Wide				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	-6.17%	13.86%	13.92%	-144.52%	-0.43%
June 30	11.78%	20.06%	11.87%	-41.28%	69.00%
September 30	17.56%	34.27%	12.18%	-48.76%	181.36%
December 31	7.79%	8.14%	15.09%	-4.30%	-46.05%
Year-to-Date December 31	9.14%	19.84%	13.43%	-53.94%	47.73%

Company-wide revenue for 2009 shows an improvement due in part to an easing of economic conditions and in part to strategies adopted by the Company in response to challenging market conditions. The gross profit declined significantly in the fourth quarter of 2009 as compared the previous quarter. This is due to narrower profit margins for hardware sold by NWB Networks, challenges affecting the wholesale telephony traffic of NWB Telecom, and the costs associated with initiating the operations of NWB Retail.

The discussion below of gross profit on a per-business line or divisional basis provides additional information regarding each line’s performance.

NWB Networks Division Revenue and Gross Profit.

Our VoIP and other telephony product distribution and resale business, NWB Networks, focuses on the distribution, resale and support of TELES products, and, on a more limited basis, continues to act as a niche reseller of certain additional manufacturers’ products.

Revenue, gross profit and gross profit margin for the NWB Networks division for the three month and twelve month periods ended December 31, 2009, 2008 and 2007 were as follows:

Revenue
NWB Networks				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	$692,332	$2,042,400	$1,228,024	-66.10%	66.32%
June 30	$866,816	$2,653,742	$966,991	-67.34%	174.43%
September 30	$1,925,096	$1,535,641	$1,564,525	25.36%	-0.18%
December 31	$713,873	$929,243	$1,898,149	-23.18%	-51.04%
Year-to-Date December 31	$4,198,117	$7,161,026	$5,657,689	-41.38%	26.57%

Gross Profit
NWB Networks				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	$242,797	$374,174	$109,015	-35.11%	243.27%
June 30	$312,906	$757,605	$112,398	-58.70%	574.04%
September 30	$400,404	$603,915	$191,555	-33.70%	215.27%
December 31	$192,117	$384,751	$290,340	-50.07%	32.52%
Year-to-Date December 31	$1,148,224	$2,120,445	$703,308	-45.85%	201.50%

Gross Profit Margin
NWB Networks				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	35.07%	18.32%	8.88%	91.43%	106.31%
June 30	36.10%	28.55%	11.62%	26.44%	145.70%
September 30	20.80%	39.33%	12.24%	-47.11%	221.06%
December 31	26.91%	41.40%	15.29%	-35.00%	170.80%
Year-to-Date December 31	27.35%	29.61%	12.43%	-7.63%	138.21%

The increase in revenue and decrease in margin are the result of a shift in strategy necessary to compete effectively in a more competitive marketplace.  The lowering of prices has boosted the sales of TELES equipment, but for only the second time in the past three years the margin on TELES equipment was lower than that for other brands in the final quarter of 2009.

Our relationship with TELES AG, including our geographic exclusivity, has provided an opportunity for the Company to sell these products at an attractive margin and to build a support and service network for end-users. As our relationship with TELES has matured, other advantageous developments have included greater input by NWB into TELES product development. The Company, while maintaining its own geographic exclusivity for the distribution of TELES equipment, may sell TELES equipment anywhere in the world without restriction.

The Company has been selling TELES equipment as an exclusive distributor since July, 2007, with the TELES line now our dominant hardware product line. The table below shows the portion of NWB Networks divisional revenue, gross profit and gross profit margin attributable to sales of TELES and IP Gear products, in comparison to sales of all other products in the NWB Networks division, during the years of 2007, 2008 and 2009 on a quarterly and year-end basis.

The method of accounting for shipping in the cost of goods sold (“COGS”) for the NWB Networks division has changed in Fiscal Year 2009. Previously, TELES and non-TELES sales were accounted for as separate divisions within the company, with all costs for NWB Networks specifically allocated to one product line or the other. The two product lines of the NWB Networks division have been combined for accounting purposes, with all costs, including the shipping costs, a part of COGS, accounted for in aggregate. For all 2009 numbers in the tables below, the shipping cost portion of COGS is divided between TELES and non-TELES products proportionately to the revenue derived from each product line. The values for 2008 and 2007 are accounted using the method in use at that time, with shipping costs allocated specifically to the cost of goods sold for either TELES or non-TELES products.

2007	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$1,127,874	$100,150	$89,100	$19,903	7.90%	19.87%
Q2	$833,349	$133,642	$45,743	$66,651	5.49%	49.87%
Q3	$1,018,220	$546,306	$42,560	$149,038	4.18%	27.28%
Q4	$557,059	$1,341,089	$(107,020)	$397,333	-19.21%	29.63%

Year	$3,536,502	$2,121,187	$70,383	$632,925	1.99%	29.84%

2008	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$748,150	$1,294,250	$15,342	$358,832	2.05%	27.73%
Q2	$340,896	$2,312,847	$26,962	$730,643	7.91%	31.59%
Q3	$275,215	$1,260,425	$28,574	$575,340	10.38%	45.65%
Q4	$338,072	$591,169	$116,139	$268,611	34.35%	45.44%

Year	$1,702,333	$5,458,691	$187,017	$1,933,426	10.99%	35.42%

2009	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$70,647	$621,686	$10,653	$232,144	15.08%	37.34%
Q2	$45,869	$820,946	$33,947	$278,959	74.01%	33.98%
Q3	$76,268	$1,848,828	$6,354	$394,050	8.33%	21.31%
Q4	$174,842	$539,031	$48,146	$143,971	27.54%	26.71%

Year	$367,626	$3,830,491	$99,100	$1,049,124	26.96%	27.39%

The majority of our TELES equipment sales during 2009 have been of TELES’s mobile fixed wireless application gateways, marketed under the iGate and vGate brands. TELES mobile gateways provide a consolidated mobile, public switched telephone network (PSTN) and VoIP gateway solution to carriers and corporate network customers seeking to connect their private branch exchange (PBX) to mobile and VoIP services, and can be added to integrated services digital network (ISDN) and internet protocol (IP) environments for least cost routing and other advanced call routing and rerouting applications. Demand for the iGate and vGate brands did slow along with the demand for TELES equipment in general in the last two quarters of 2008 and remained low during 2009 due in part to the broad decline in economic conditions.

Our exclusive distribution rights for TELES equipment are contingent upon reaching certain minimum purchase thresholds (meaning, the amount of TELES equipment we purchase from TELES). For the two-year ending September 30, 2010, our purchase threshold was $3,000,000. That threshold was surpassed when our TELES purchases (for inventory received from TELES) in 2009 alone totaled $4,317,168.

We believe time-to-market is a critical component of success for technology product sales, both in terms of product delivery and product innovation. We remain confident in TELES’s ability to meet product demand and continue product innovation in key product lines, such as fixed wireless gateways and customer premise VoIP equipment. However, we do not control production of any of the TELES products we distribute and sell.

All products purchased from TELES are per contract quoted in the base currency used by TELES, the Euro. New World Brands sells all goods to its customers in U.S. Dollars. As a result, we have a certain exposure to currency risk to the extent the relative value of the U.S. Dollar drops compared to the Euro. Despite some exchange rate movement between the Euro and the U.S. Dollar throughout 2009, the exchange rate ended the year not far below where it started. On January 2, the rate was $1.39 Dollars to the Euro as compared to $1.43 Dollars to the Euro on December 31. Increases in our exposure to currency risk due to the growth of our Euro-denominated inventory has been partially offset by payment agreements between NWB and TELES designed to mitigate risk. However, if we are successful in our efforts to increase TELES sales, and as we increase our Euro-based inventory, our exposure to currency risk will increase.

Other than TELES AG, there are no significant vendors comprising 10% or more of the goods purchased by the division for resale in 2009, and none accounting for 10% or more of total company costs.

We derive a significant amount of revenue from a relatively small number of customers. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. For the whole of 2009, no NWB Networks customers generated 10% or more of Company revenue, while 2 customers accounted for 20.49% and 19.52% of revenue generated for the division. Our top ten customers accounted for the majority of revenues for sales for the year.

NWB Telecom Division Revenue, Gross Profit and Gross Profit Margin.

Revenue and cost of goods for the NWB Telecom division (wholesale VoIP services) for the three month and twelve month periods ended December 31, 2009 and December 31, 2008 were as follows:

Revenue
NWB Telecom				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	$1,321,507	$3,038,549	$2,870,997	-56.51%	5.84%
June 30	$1,110,975	$3,949,644	$2,589,778	-71.87%	52.51%
September 30	$1,792,220	$4,283,265	$2,617,632	-58.16%	63.63%
December 31	$2,848,185	$1,847,690	$3,365,107	54.15%	-45.09%
Year-to-Date December 31	$7,072,887	$13,119,148	$11,443,514	-46.09%	14.64%

Gross Profit
NWB Telecom				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	$(366,972)	$330,217	$461,535	-211.13%	-28.45%
June 30	$(79,866)	$567,339	$309,912	-114.08%	83.07%
September 30	$252,288	$1,390,094	$317,901	-81.85%	337.27%
December 31	$153,216	$(158,659)	$503,894	-15.24%	196,57%
Year-to-Date December 31	$(41,334)	$2,128,991	$1,593,242	-117.73%	-101.94%

Gross Profit Margin
NWB Telecom				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	-27.77%	10.87%	16.08%	-355.47%	-32.40%
June 30	-7.19%	14.36%	11.97%	-150.06%	19.97%
September 30	14.08%	32.45%	12.14%	-56.61%	167.30%
December 31	5.38%	-8.59%	14.97%	-25.26%	-162.62%
Year-to-Date December 31	-0.58%	16.23%	13.92%	-132.88%	-103.60%

NWB Telecom’s business model includes a portion of cost that is fixed cost and a portion of cost that is variable with the amount of traffic we terminate. When we are able to terminate a large volume of traffic, the increase in gross margin results from the portion of cost that is fixed regardless of volume, and we benefit as in the third quarter of 2008. When the volume drops, the variable profit declines but the fixed costs remain and we suffer a significant reduction in gross profit, as is seen in the last quarter of 2008 and the first quarter of 2009. In the third quarter of 2009 the financial performance of NWB Telecom improved significantly from the previous quarter before returning to a negative margin in the fourth quarter.

The Company faces challenges in successfully establishing international routes. These include technical difficulties with the sophistication of the solution we intend to implement, the increased reliance on a limited number of vendors and customers, and a decrease in revenue and gross margin following a period of substantial time and investment dedicated to new routes. Management is addressing these issues by reselling more routes developed by other telecommunications firms alongside those routes that we develop ourselves and through a concerted effort to broaden our customer base.

During 2009, NWB Telecom had one significant vendor accounting for 14.28% of total vendor expenses for the Company and 27.04% of the total vendor expenses for the division, illustrated in the table below.

Year Ended
December 31, 2009	Significant Vendor
Revenue (generated from resale of service purchased from vendor)	$2,528,496
Gross Profit (earned from resale of service purchased from vendor)	$513,894
Revenue as Portion of NWB Telecom Division Revenue	35.75%
Revenue as Portion of Company-Wide Revenue	20.33%
Gross Profit as Portion of NWB Telecom Division Profit	-136.17%
Gross Profit as Portion of Company-Wide Profit	57.87%

There was one vendor comprising 13.26% of the vendor expenses the division but that was not a significant vendor for the company as a whole. The revenue generated from the resale of minutes from this vendor accounted for 12.09% of revenue for NWB Telecom and 6.87% of revenue for the Company as a whole.

These vendors are under no enforceable obligation to sell us service of any kind, and we are under no obligation to buy, other than on a week-by-week basis, and we are at risk of losing some or all of the services supplied by these vendors with little or no notice. Furthermore, we can have no assurance that these vendors will continue to be able to offer services for sale at the gross margins currently earned. Loss of this significant vendor, or of the high-margin services we currently purchase, would result in an attendant loss of associated gross profits, without a corresponding immediate decrease in related sales, general and administrative costs, therefore negatively impacting our overall profitability in the near term.

We derive a significant amount of revenue from a relatively small number of customers. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. For the whole of 2009, one NWB Telecom customer accounted for 29.29% of total revenue for the Company and 49.90% of revenue for the division. A further two customers accounted for 16.37% and 12.93% of NWB Telecom revenue, but did not reach 10% of total company revenue. Our top ten customers accounted for the vast majority of revenues for sales for the year.

NWB Retail Division Revenue, Gross Profit and Gross Profit Margin.

On September 30, 2009, the company created a new division, NWB Retail, to offer products and services directly to the consumer. This division was primarily operated in a start up mode in the fourth quarter of 2009.

Revenue
NWB Retail							Change
for 3 Months Ending and Year-to-Date	2009		2008		2007		2008-2009		2007-2008
March 31	$	n/a	$	n/a	$	n/a	n/a	%	n/a	%
June 30	$	n/a	$	n/a	$	n/a	n/a	%	n/a	%
September 30		$—	$	n/a	$	n/a	n/a	%	n/a	%
December 31		$680,977	$	n/a	$	n/a	n/a	%	n/a	%
Year-to-Date December 31		$680,977	$	n/a	$	n/a	n/a	%	n/a	%

Gross Profit
NWB Retail							Change
for 3 Months Ending and Year-to-Date	2009		2008		2007		2008-2009		2007-2008
March 31	$	n/a	$	n/a	$	n/a	n/a	%	n/a	%
June 30	$	n/a	$	n/a	$	n/a	n/a	%	n/a	%
September 30		$—	$	n/a	$	n/a	n/a	%	n/a	%
December 31		$(14,796)	$	n/a	$	n/a	n/a	%	n/a	%
Year-to-Date December 31		$(14,796)	$	n/a	$	n/a	n/a	%	n/a	%

Gross Profit Margin
NWB Retail						Change
for 3 Months Ending and Year-to-Date	2009	2008		2007		2008-2009		2007-2008
March 31	n/a %	n/a	%	n/a	%	n/a	%	n/a	%
June 30	n/a %	n/a	%	n/a	%	n/a	%	n/a	%
September 30	0.00%	n/a	%	n/a	%	n/a	%	n/a	%
December 31	-2.17%	n/a	%	n/a	%	n/a	%	n/a	%
Year-to-Date December 31	-2.17%	n/a	%	n/a	%	n/a	%	n/a	%

The NWB Retail division became active in the international long distance telephone card market in the fourth quarter of 2009. An initial project was unable to generate returns to offset the costs of starting it up. Management believes that it has identified all issues preventing this project from being economically feasible. Several new telephone cards have been launched and are operating successfully as of the date of this filing. The purpose of the calling cards is to provide our own “captive” retail traffic from consumers that we could supply to our NWB Telecom division in order to maintain a portion of its revenue coming from a stable and reliable source.

The NWB Retail business had no significant customer and a vendor comprising 10% or more of Company revenue or payments. One vendor received 91.38% of payments made for the division in 2009, and three customers accounted for 38.46%, 20.87%, and 18.80% of NWB Retail revenue. Management has addressed the reliance on a single vendor by bringing traffic “in house” to the NWB Telecom division. In recognition of the potential challenges to the profitability of the division if one or more NWB Retail customers were unable or unwilling to continue a business relationship with the Company, an emphasis is being placed on diversifying our customer base.

Summary: Company-Wide and Divisional Revenue, Gross Profit and Gross Profit Margin, on a Quarterly and Year-End Basis, for 2009.

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

2009	Revenue Company Wide	Revenue NWB Telecom	% of Company- Wide Revenue	Revenue NWB Networks (non-TELES)	% of Company- Wide Revenue	Revenue NWB Networks (TELES only)	% of Company- Wide Revenue	Revenue NWB Retail	% of Company- Wide Revenue

Q1	$2,013,839	$1,321,507	65.62%	$70,647	3.51%	$621,686	30.87%	$ n/a	n/a
Q2	1,977,791	1,110,975	56.17%	45,869	2.32%	820,946	41.51%	n/a	n/a
Q3	3,717,316	1,792,220	48.21%	76,268	2.05%	1,848,828	49.74%	—	0.00%
Q4	4,243,035	2,848,184	67.13%	174,842	4.12%	539,031	12.70%	680,977	16.05%

Year	$11,951,981	$7,072,886	59.18%	$367,626	3.08%	$3,830,491	32.05%	$680,977	5.70%

2009	Gross Profit Company Wide	Gross Profit NWB Telecom	% of Company- Wide Gross Profit	Gross Profit NWB Networks (non-TELES)	% of Company- Wide Gross Profit	Gross Profit NWB Networks (TELES only)	% of Company- Wide Gross Profit	Gross Profit NWB Retail	% of Company- Wide Gross Profit

Q1	$(124,176)	$(366,972)	-295.53%	$10,653	-8.58%	$232,144	-186.95%	$ n/a	n/a
Q2	233,041	(79,865)	-34.27%	33,947	14.57%	278,959	119.70%	n/a	n/a
Q3	652,692	252,288	38.65%	6,354	0.97%	394,050	60.37%	0	0.00%
Q4	330,537	153,216	46.35%	48,146	14.57%	143,971	43.56%	(14,796)	-4.48%

Year	$1,092,094	$(41,333)	-3.78%	$99,100	9.07%	$1,049,124	96.07%	$(14,796)	-1.35%

2009	Gross Profit Margin Company Wide	Gross Profit Margin NWB Telecom	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin (TELES only)	Gross Profit Margin NWB Telecom

Q1	-6.17%	-27.77%	15.08%	37.34%	n/a
Q2	11.78%	-7.19%	74.01%	33.98%	n/a
Q3	17.56%	19.09%	8.33%	21.31%	0.00%
Q4	7.79%	5.38%	27.54%	26.71%	-2.17%

Year	9.14%	0.58%	26.96%	27.39%	-2.17%

Total Company Expenses.

Total Company expenses (sales, marketing, general, and administrative) for the three and twelve month periods ended December 31, 2009 and 2008 were as follows:

Total Company Expenses				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	$1,073,399	$1,550,777	$1,129,526	-30.78%	37.29%
June 30	$1,020,626	$1,529,051	$1,095,310	-33.25%	39.60%
September 30	$1,727,894	$1,559,215	$1,139,396	10.82%	36.85%
December 31	$1,007,918	$1,203,874	$1,266,631	-16.28%	4.95%
Year-to-Date December 31	$4,829,837	$5,842,917	$4,630,863	-17.34%	26.17%

The substantial decrease in total expenses for the comparative periods is due primarily to decreases in labor costs and legal, accounting, and other professional fees. During 2009, the Company made a concerted effort reduce the costs of its outside consultants and eliminate all non-essential expenses related to these charges. We also reduced our technical staff in the United States and hired staff in Mexico in order to bring the costs of running our carrier business (primarily) down to match the expectations of the gross profit the business will generate in the future. These cost savings started to be realized in the third quarter of 2009. We also intended and succeeding in bringing on staff more technicians and engineers to help support and improve the quality of our service while reducing the cost of providing service. Our intention, in general, in the cost reductions was to eliminate costs that were not commensurate with the value that those costs were bringing to the company and its ultimate performance. We expect to see further changes into 2010 of a similar nature. We note that the above figures are based upon financial statements for the periods ended December 31, 2009, 2008 and 2007, and the above figures are based only upon the operations of the Company’s continuing businesses in equipment distribution and resale, and telephony service.

Interest.

Interest (Company-Wide)				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	$22,249	$17,515	$51,082	27.03%	-65.71%
June 30	$25,410	$18,130	$32,026	40.15%	-43.39%
September 30	$34,519	$30,443	$26,379	13.39%	15.41%
December 31	$30,625	$32,988	$19,859	-7.16%	66.11%
Year-to-Date December 31	$112,803	$99,076	$129,346	13.86%	-23.40%

The increase in interest expense is due to an increase in the principal amounts borrowed during 2009 as compared to 2008. Our weighted average cost of borrowing increased over 2008.

Amortization and Depreciation.

Depreciation and Amortization (Company-Wide)				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	$154,102	$116,280	$108,547	32.53%	7.12%
June 30	$213,299	$142,165	$107,613	50.04%	32.11%
September 30	$102,976	$142,941	$83,419	-27.96%	71.35%
December 31	$161,924	$113,927	$106,573	42.13%	6.90%
Year-to-Date December 31	$632,300	$515,313	$406,152	22.70%	26.88%

Amortization and depreciation for the Company for continuing operations increased in 2009 reflecting increased capital investment during prior periods in switching, routing, and tracking equipment and technology utilized in relation to our NWB Telecom VoIP service business. Our U.S.-based operations have a very limited amount invested in software technology, and as a result, our current amortization is negligible and not expected to increase in the near term.

Net Loss

The above factors contributed to a net loss for the Company for both the three and twelve month periods ended December 31, 2009. The key factors in our losses and the amount of losses in 2009 can be attributed to a great degree to a significant loss of revenue over the prior period coupled with a reduction in gross margin on the revenue that was earned in 2009 compared to 2008. While we made good progress in reducing our costs of running the business, it was not enough to offset the declines stated above and the end result is an increase in our loss in 2009 compared to 2008.

Net Profit (Loss) (Company-Wide)				Change
for 3 Months Ending and Year-to-Date	2009	2008	2007	2008-2009	2007-2008
March 31	$(1,176,605)	$(833,121)	$(530,517)	-41.23%	-57.04%
June 30	$(812,780)	$(141,900)	$(661,074)	-472.78%	78.54%
September 30	$(1,132,969)	$436,882	$(623,279)	-359.33%	170.06%
December 31	$(1,063,478)	$(1,091,414)	$(943,627)	2.56%	-15.66%
Year-to-Date December 31	$(4,185,832)	$(1,629,553)	$(2,758,497)	-156.87%	40.93%

Following is a summary of total company expenses, interest, amortization and depreciation, and resultant net profit/loss, allocated among our two operating divisions, NWB Telecom and NWB Networks, breaking down NWB Networks results into categories of non-TELES products and TELES products only. NWB Retail is included in the 2009 summary alongside the other 2 divisions. We note that the following figures are based upon financial statements for the periods ended December 31, 2008 and 2009.

					NWB	NWB
					Networks	Networks
2008 Continuing	Company-	Corporate		NWB	(non-	(TELES
Operations	Wide	Expenses		Telecom	TELES)	only)

Gross Profit	$4,249,436	N/A		$2,128,992	$152,270	$1,968,174

SG&A Expense(1)	$(5,299,722)	$(2,586,000	)(2)	$(1,487,343)	$(559,827)	$(666,551)

Interest	$(99,076)	$(84,211)		$(14,794)	$—	$(71)
Depreciation/Amortization	$(543,195)	$(178,262)		$(360,918)	$(938)	$(3,078)
Other Income (Expense)	$63,005	$48,208		$14,774	$23	$—

2008 Net Profit (Loss) from Continuing Operations Only	$(1,692,552)	$(2,800,265)		$280,711	$(408,472)	$1,298,474

2009 Operations	Company- Wide	Corporate Expenses		NWB Telecom	NWB Networks (non- TELES)	NWB Networks (TELES only)	NWB Retail

Gross Profit	$1,092,094	N/A		$(41,334)	$99,100	$1,049,127	$(14,796)

SG&A Expense(1)	$(4,197,537)	$(1,582,698	)(2)	$(1,273,201)	$(109,847)	$(1,162,895)	$(68,896)

Interest	$(112,803)	$(71,954)		$(40,677)	$(15)	$(157)	$—
Depreciation/Amortization	$(632,300)	$(159,290)		$(461,732)	$(973)	$(10,305)	$—
Other Income (Expense)	$18,990	$(3,402)		$22,392	$—	$—	$—
Provision for Income Taxes	$(18,214)	$(18,214)		$—	$—	$—	$—
Unusual Loss	$(336,062)	$—		$(336,062)	$—	$—	$—
2009 Net Profit (Loss) from Continuing Operations Only	$(4,185,832)	$(1,835,558)		$(2,130,614)	$(11,735)	$(124,233)	$(83,692)

(1)	Includes management’s determination of sales, general, and administrative expenses directly allocable to each division or line of business.

(2)

Includes indirectly allocable expenses, which include, for example, legal, and accounting fees, costs of SEC compliance, costs of leasing and operating our facilities in Eugene, Oregon, and certain executive-level management costs.

Liquidity

New World Brands Inc. has been experiencing a decline in its liquidity over the last three years. This is primarily the result of funding losses over the last years. It has eroded our cash position to its lowest levels in three years and decreased our ratio of current assets to current liabilities to the point where we have more current debt than we have current assets. Both of these are important measures of our continue operations. The table below illustrates the changing position of cash, current assets and our liquidity ratios:

	2009	2008	2007
Cash	$317,061	$541,116	$2,038,635
Current Assets	$5,079,446	$4,311,544	$4,562,197
Current Liabilities	$6,387,712	$2,451,979	$2,274,814
Current Ratio (current assets to current liabilities)	0.80:1	1.76:1	2.01:1
Quick Ratio (cash and accounts receivable to current liabilities)	0.28:1	0.62:1	1.35:1

We are certainly aware of the need to have sufficient cash to meet our short term obligations and our operating expenses. This is why we had started on a specific program to address this in two areas. One is that of bringing our operating costs below our operating income as soon as possible. The other was to renegotiate terms with the holders of our debt and the bulk of our trade payables to adjust them to a level that is sustainable.

The company had embarked on a cost reduction program to cut sales, general and administrative (SG&A) expenses. The intent was to reduce the breakeven gross margin requirements and by extension a reduced level of sales to cover all expenses of the company and still be profitable. However, in 2009 we experienced a significant decline in revenues beyond the level that we had anticipated in both of our primary operating divisions, due to the poor economy and continuing recession from the fourth quarter of 2008 through all of 2009. Sales in the carrier division were down 41% and in the hardware division were down 30%. Gross profits were also severely reduced in the carrier division due to the termination of a number of routes and the closing costs of these routes as well as the loss of their higher contribution margins which were ultimately replaced by more traditional lower margin routes.  The reduced sales levels coupled with declining gross margins left us well behind our targets for gross profit. While we have had success in eliminating a number of SG &A costs, we were not able to reduce them below the point of our diminished gross profit during 2009. The end result was an increase in trade debt and a decrease in cash or near cash to pay our timely obligations.

Contractual
Payment Obligations	Total	<1 Year	1-3 Years	4-5 Years	>5 Years

Long Term Debt	$2,302,639	$250,833	$1,806	$2,050,000	—

Capital Leases	$109,064	$63,333	$39,368	$6,363	—

Operating Leases	$202,514	$50,230	$79,540	$27,816	44,928

Purchase Obligations	—	—	—	—	—

Other Long Term Ob.	—	—	—	—	—

Total	$2,614,217	$364,396	$120,714	$2,084,179	44,928

We have no remaining borrowing capacity on our available lines of credit as of the end of 2009 and have not secured any new credit facilities nor any additional sources of equity investment. The company has not entered into new lease obligations during the past year and our total non-debt obligations have decreased as they are terminating or being paid off faster than new ones are being entered into.

We have instead focused on a simple plan of further cost reductions while maintaining or even improving our capacity to increase sales. This has come from the shift of many of our technical staff to Mexico, a lower labor cost country, which has allowed a significant reduction in payroll in the fourth quarter of 2009 while improving the capacity of our network operations center to manage a greater volume of long distance telecommunications.  We are also working on more partnership arrangements with resellers to increase our sales capacity in the hardware division at variable cost so as not to obligate ourselves to expenses unless there are results.  We have reduced our US staff and our total payroll expenses from the fourth quarter of 2009 to the first quarter of 2010 by over 35%. We have made significant reductions in some discretionary spending areas such as travel and purchasing of office supplies and equipment, and anticipate continuing cost reductions in other areas.  The company is better positioned at this time than it was at the start of 2009 to reach breakeven with less revenue than in the past.  Our target is that our cash inflows from operating activities will be equal to or greater than our cash outflows for operating expenses during the second or third quarter of 2010.

We are also in the position that much of our short term and long term liabilities are with either a key shareholder or our key vendor who have previously shown a willingness to work with the company on addressing financial obligations.  We believe we are close to the completion of negotiations with one of our key vendors to restructure a trade payables balance of over $2,000,000 to a long term note payable which will be payable in varying amounts from 2011 to 2014 to reduce the dollar amount of obligations within the next year. This would also have a positive impact on half of our existing long-term debt. We also anticipate that the volume of inventory on hand will be sufficient to match the volume of equipment that we shipped in 2009 without much of a need for new purchases of inventory in 2010. Our total cost of sales of inventory in 2009 was about $3 million and we currently have on hand about $2.5 million in inventory.

One of our major investors and debt holders has continued to show support of the company by entering into a transaction to purchase a large holding of the Company’s stock from another shareholder in the first quarter of 2010 and increasing their investment in the company.

The combination of pushing out and restructuring a good portion of our trade debt over the next four years and the consolidation of some of the larger tranches of stock will allow us some additional flexibility to pursue other opportunities to raise funds in the future should the circumstances allow.

We believe that our plans as outlined above will improve the Company’s financial position and results of operations, and liquidity position in the following manners:

1.     Improve the Company’s cash positions throughout the year;

2.     Reduce debt and trade payable balances that are due in the next twelve months;

3.     Improve the Company’s working capital available to meet operations in 2010; and

4.     Improve the Company’s ability to meet its current obligations in 2010.

Capital Expenditures

The carrier division had invested significantly in new equipment and capacity in 2008 and the first part of 2009. As a result, we expect that there will be minimal capital expenditures in 2010.

Capital Expenditures of Continuing Operations of New World Brands

Additions and Disposals over the Last Eight Quarters

		Additions	Dispositions	Net Additions

Q1	2008	147,746	(60,928)	86,818

Q2	2008	272,400	(1,606)	270,794

Q3	2008	26,534	(30,432)	(3,898)

Q4	2008	104,656	(54,089)	50,567

Q1	2009	177,755	—	171,636

Q2	2009	8,453	(30,225)	691,119

Q3	2009	122,463	—	(628,832)

Q4	2009	19,337	(9,500)	9,837

Comparative Twelve Month Ending December 31

2008	551,336	(147,055)	404,281

2009	328,008	(39,725)	288,283

Change (%)			-28.69%

Future Capital Needs

The hardware division is primarily in the business of reselling TELES equipment, however we have embarked on the development of a product for the emergency response market for governmental agencies and private organizations to support their communications in the event of a disaster. This product has been developed at a relatively low cost and began preliminary sales in the fourth quarter of 2009. The amount of capital outlay to support the continued development of this product known as the TALKBox® is small compared to the carrier division’s investments in the past years but may require more than we had invested in 2008 and 2009 going forward.

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

The Company assesses potential impairment of its long-lived assets, which include its property and equipment, investments, and its identifiable intangibles such as deferred charges under the guidance of ASC Topic 360 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company must continually determine if a permanent impairment of its long-lived assets has occurred, and write down the assets to their fair values and charge current operations for the measured impairment.

The Company assesses its potential liability for federal and state taxes under ASC Topic 740, and must ensure that the material tax positions taken by NWB on its tax returns would be, if subjected to audit, more likely than not sustained on their technical merits for the amounts reported on NWB’s tax returns.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section is not applicable to the Company.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements for the fiscal year ended December 31, 2009 are included in this annual report, beginning on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2009, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Management must evaluate its internal controls over financial reporting, as required by the Sarbanes-Oxley Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during the three month period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

Directors and Officers

Effective October 5, 2009, Jacob Shorr’s term as NWB Director expired and was not renewed.

Effective October 5, 2009, M. David Kamrat resigned as NWB’s President, which position was filled by R. Steven Bell. R. Steven Bell also became a Director of the Company at the same time.

Effective October 5, 2009, Shawn K. Lane became NWB’s Chief Operations Officer (COO).

Effective January 11, 2010, M. David Kamrat resigned as NWB’s CEO and R. Steven Bell became NWB’s CEO. Mr. Kamrat remains Chairman of NWB’s Board of Directors.

As of March 19, 2010, the Company eliminated Noah Kamrat’s position as NWB’s Chief Technology Officer (CTO) and his employment with the company ended.

As a result of the foregoing changes, the executive officers and directors of the Company as of March 31, 2010 are as follows:

Name	Age	Position(s)
R. Steven Bell	67	Chief Executive Officer, President and Director
M. David Kamrat	56	Chairman of the Board of Directors
Shehryar Wahid	44	Chief Financial Officer, Secretary, Treasurer and Director
Selvin Passen, M.D.	74	Director
Shawn K. Lane	45	Chief Operations Officer

R. Steven Bell has served as a President and Director of the Company since October 5, 2009, and as Chief Executive Officer since January 15, 2010. He has held various executive level management positions in the telecommunications industry over the last 30 years: from 1976 to 1985, as Senior Vice President of Telecommunication Services, Inc. a national interconnect company; from 1985 to 1988, as Senior Vice President, Bell South Communications, Inc., a national interconnect provider; and from 1988 to 1991, as President/CEO of Altus Technologies, Inc., a store and forward information company. That company was sold to Intellicall, Inc., a NYSE company, in 1991 specializing in smartphone technology where Mr. Bell was Senior Vice President under a two year management agreement. From 1993 to 1999, as Chairman /CEO of Solutioneering, Inc. a provider of prepaid calling cards and vending machines. From 1999 to 2009, as Chairman and CEO of Altus Investments, Inc., a prepaid phone card sales and distribution company. Mr. Bell’s successful experience working with both large publicly traded telecommunications companies and smaller niche telecommunications companies , and his practical knowledge of the industry, led the Board to conclude that Mr. Bell would serve the Company well  as CEO, President, and Director.

M. David Kamrat has served as the Company’s Chairman of the Board since September 15, 2006. From January 24, 2008 until January 11, 2010, Mr. Kamrat served as Chief Executive Officer of the Company, and from January 24, 2008 until October 2009 as its President. Prior to that, Mr. Kamrat served as Chief Executive Officer and Chairman of the Board of Directors of Qualmax; he held both positions since he founded Qualmax in 2001. From 1999 - 2004, Mr. Kamrat operated Mind Opening Corporation, a telecommunications consulting business. Prior to that, Mr. Kamrat worked as a sales executive with MCI, Inc. (“MCI”).  Because of Mr. Kamrat’s extensive background in the telecommunications industry, including serving as the CEO of 2 telecom solutions providers, the conclusion was made that he should serve as a director.

Shehryar Wahid has served as the Company’s Chief Financial Officer since February 1, 2007, and as Secretary and Treasurer since January 24, 2008. Mr. Wahid has served as a director of the Company since August 20, 2007. From approximately September 2006 through January 2007, Mr. Wahid acted as a consultant to the Company. Mr. Wahid has over the last 16 years held various executive level positions in finance and operations in the telecommunications and logistics industries, and has worked both as an auditor, for the Financial Services Group at Ernst & Young, and as a controller and chief financial officer for a number of telecommunications companies. Mr. Wahid holds a Chartered Accountancy Designation from Canada and has substantial knowledge of U.S.-based GAAP reporting requirements. Mr. Wahid received a B.S. in Biochemistry from the University of Toronto and a Business Degree from the University of Western Ontario’s Ivey School of Business.  Mr. Wahid’s experience and background in the fields of corporate finance and audits, as well as telecommunications, led the Board to conclude that he should serve as a Director.

Dr. Passen’s experience with the company and his extensive business history led the Board to conclude that he should serve as a Director.

Shawn K. Lane has served as Chief Operating Officer for the Company since October 5, 2010, and as its Chief Technical Officer since March 15, 2010.  Mr. Lane is Mr. Bell’s son-in-law. Over the last 18 years, Mr. Lane has held various executive level operations positions in the telecommunications industry.  From 1999 to 2009, as President of Altus Investments, Inc., a prepaid phone card sales and distribution company.  Concurrently, Mr. Lane also held the position as President of United Prepaid Network, Inc., a prepaid phone card platform and application service provider.  In addition, Mr. Lane has held the position of President of Aeropointe Partners, Inc. from 2007 to the present.

Family Relationships

M. David Kamrat is the father of Noah Kamrat.

Shawn K. Lane is R. Steven Bell’s son-in-law.

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

To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required during fiscal 2009, the Company’s directors, executive officers and 10% stockholders have complied with all Section 16(a) filing requirements, as applicable except for Shawn K. Lane, for whom a Form 4 with respect to 300,000 NWB common shares purchased on various dates prior to December 15, 2009, was filed on March 16, 2010.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and all other employees and directors of the Company and its subsidiaries. The Company has posted its Code of Ethics on its website (www.nwbtechnologies.com), which is available in print at the request of any stockholder who calls the Company’s offices at 972-346-9117 and requests same.

Committees of the Board of Directors

Pursuant to our Bylaws, our Board of Directors (“Board”) may establish committees of one or more directors from time to time, as it deems appropriate. Our common stock is currently quoted on the OTC Bulletin Board electronic trading platform, which does not maintain any standards requiring us to establish or maintain an Audit, Nominating, or Compensation committee. As of December 31, 2009, our Board of Directors maintains an Audit Committee and Compensation Committee.

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

Audit Committee

The Company’s entire Board acts as our audit committee. Selvin Passen serves as our audit committee chairman, and Shehryar Wahid and John Abitante are the committee’s financial experts. No member of our audit committee is “independent” under NASDAQ’s listing standards. However, due to their combined business and financial experience and because our common stock is not currently listed on any of the NASDAQ stock markets, we believe that our employee-directors can competently perform the functions required of them as members of our Audit Committee.

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

ITEM 11.               EXECUTIVE COMPENSATION

The following table sets forth compensation earned, whether paid or deferred, by our Chief Executive Officer, Chief Financial Officer, President, General Counsel, and Secretary, our most highly compensated executive officers who earned over $100,000 during the 2009 fiscal year (collectively, the “Named Executive Officers”), for services rendered in all capacities to us during fiscal years ended December 31, 2009 and 2008.

Summary Compensation Table

The following table sets forth the compensation of the Named Executive Officers of the Company for the Company’s last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
R. Steven Bell (1)	2008	$0	$0	$0	$0	$0	$0	$0	$0
CEO	2009	$31,250	$0	$0	$0	$0	$0	$0	$31,250

Shawn Lane (2)	2008	$0	$0	$0	$0	$0	$0	$0	$0
COO	2009	$25,000	$0	$0	$0	$0	$0	$0	$25,000

M. David Kamrat (3)	2008	$267,962	$0	$0	$0	$0	$0	$0	$267,962
Chairman, Former CEO	2009	$161,513	$0	$0	$0	$0	$0	$0	$161,513

Noah Kamrat (4)	2008	$217,396	$0	$0	$0	$0	$0	$0	$217,396
Former President and Former COO	2009	$132,825	$0	$0	$0	$0	$0	$0	$132,825

Shehryar Wahid (5)	2008	$200,234	$0	$0	$0	$0	$0	$0	$200,234
Chief Financial Officer	2009	$125,947	$0	$0	$0	$0	$0	$0	$125,947

(1)	Mr. Bell began his employment with the Company on October 5, 2009.

(2)	Mr. Lane began his employment with the Company on October 5, 2009.

(3)

Mr. M. David Kamrat had served in such capacity since September 15, 2006, the date on which the Company consummated the acquisition of the Qualmax business (as further discussed above under Item 1, “Description of Business—Company History—2006 reverse acquisition of Qualmax, Inc.”). Effective January 11, 2010, Mr. Kamrat resigned as NWB’s CEO. He remains chairman of NWB’s Board of Directors.

(4)

Mr. Noah Kamrat served as the Company’s President, Chief Operating Officer from September 15, 2000 until January 24, 2007, and since January 24, 2007 served as the Company’s Chief Technology Officer and Vice President of Operations. As of March 19, 2010, Mr. Kamrat’s position as NWB’s CTO was eliminated by the Company and his employment with NWB ended.

(5)	Mr. Wahid has served as the Company’s Chief Financial Officer since February 1, 2007.

Employment Agreements

Messrs. Kamrat, Bell, Wahid, and Lane are employed by the company pursuant to employment agreements that include severance payments following termination. These employment agreements were pre-approved by the Board’s compensation committee.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
R. Steven Bell	0	0	0	$0	n/a	0	$0	0	0
Shawn Lane	0	0	0	$0	n/a	0	$0	0	0
M. David Kamrat	0	0	0	$0	n/a	0	$0	0	0
Noah Kamrat	0	0	0	$0	n/a	0	$0	0	0
Shehryar Wahid	10,000,000	0	0	$0.10	3/21/2013	0	$0	0	0

Director Compensation

None of the directors on our Board receives compensation solely for their services as directors. Directors, however, are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company. See Item 13 “Certain Relationships and Related Transactions” below.

Option/SAR Grants in the Last Fiscal Year

The following table reflects option grants to our executive officers during fiscal year 2009:

Name	# of Securities Underlying Options/ SARs Granted	% Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
R. Steven Bell	0	0	0	0
Shawn Lane	0	0	0	0
M. David Kamrat	0	0	0	0
Noah Kamrat	0	0	0	0
Shehryar Wahid	0	0	0	0

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table sets forth certain information relating to the exercise of stock options during the 2009 fiscal year for each of our executive officers and provides the fiscal year-end value of the unexercised options held by our executive officers:

	Shares Acquired	Value	# of Unexercised Options At Fiscal Year End		Value of Unexercised In-The-Money Options At Fiscal Year End
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable(1)	Unexercisable
R. Steven Bell	0	$0	0	0	$0	$0
Shawn Lane	0	$0	0	0	$0	$0
M. David Kamrat	0	$0	0	0	$0	$0
Noah Kamrat	0	$0	0	0	$0	$0
Shehryar Wahid	0	$0	0	0	$0	$0

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 15, 2010, with respect to (i) those persons known to us to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

		Beneficial Ownership
				Percentage of
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares		Class	Total Outstanding

Common Stock

	M. David Kamrat(2)	157,754,718	(3)	35.2%	35.2%

	Noah Kamrat(4)	157,754,718	(5)	35.2%	35.2%

	P&S Spirit LLC(6) c/o Oregon Spirit LLC 2019 SW 20th Street, Suite 108 Fort Lauderdale, FL 33315	138,272,628	(7)	30.8%	30.8%

	Dr. Selvin Passen(8) 2019 SW 20th Street, Suite 108 Fort Lauderdale, FL 33315	100,854,402	(9)	22.5%	22.5%

	Jacob Schorr, Ph.D.(10) 925 Clintwood Drive Silver Spring, MD 20902	69,136,314	(11)	15.4%	15.4%

	Shehryar Wahid(12)	10,025,000	(13)	2.2%	2.2%

	Aeropointe Partners, Inc. c/o R. Steven Bell 10015 Aeronca Lane McKinney, Texas, 75071	69,092,622		15.4%	15.4%

	R. Steven Bell 10015 Aeronca Lane McKinney, Texas, 75071	69,392,622	(14)	15.5%	15.5%

	Shawn K. Lane 10015 Aeronca Lane McKinney, Texas, 75071	69,392,622	(15)	15.5%	15.5%

	BOS Better Online Solutions, Ltd. 20 Freiman Street Rishon LeZion Israel	62,872,005	(16)	14.0%	14.0%

	Total directors and executive officers as a group	338,026,742		75.4%	75.4%

(1)	Except as otherwise indicated, the address of each beneficial owner is 340 West Fifth Avenue, Eugene, Oregon 97401.

(2)	M. David Kamrat serves as our Chairman of the Board.

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

(4)	Noah Kamrat served as our Chief Technology Officer until March 2010, and until August 20, 2007 served as a Director.

(5)

Represents: (a) 57,000,491 shares of Common Stock directly owned as a result of Mr. Kamrat’s prior direct ownership interest in Qualmax; and (b) indirect beneficial ownership of 72,912,449 shares of Common Stock based on Mr. Kamrat’s wife, father and mother’s prior direct ownership interests in Qualmax; (c) direct ownership of a warrant to purchase 13,888,889 shares of Common Stock exercisable within the next 60 days; (d) indirect beneficial ownership of a warrant to purchase 13,888,889 shares of Common Stock based upon Mr. Kamrat’s father’s direct ownership of a warrant to purchase shares of Common Stock.; and (e) indirect beneficial ownership of 64,000 shares purchased by his father during Q4 on the open market.

(6)	P&S Spirit is owned equally by Dr. Selvin Passen, a Director of the Company, and Jacob Schorr, Ph.D., who was a director of the Company until October, 2009.

(7)

Represents: (a) 110,494,850 shares of Common Stock owned directly by P&S Spirit; and (b) warrants owned directly by P&S Spirit to purchase 27,777,798 shares of Common Stock exercisable within the next 60 days;

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

(10)	Dr. Schorr served from 2006 to 2009 as a director of the Company.

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

(12)	Mr. Wahid serves as Chief Financial Officer of the Company.

(13)	Represents 25,000 shares purchased in 2008 on the open market and 10,000,000 shares which were granted to Mr. Wahid in 2009.

(14)

Represents half of the 47,658,374shares owned by Aeropointe, of which Mr. Bell owns %50, plus the other halves which are owned by Mr. Lane and which may be deemed beneficially attributable to Mr. Bell, plus 10,717,124 shares held directly by Mr. Bell, plus another 10,717,124 held directly by Mr. Lane.. Mr. Bell holds a total of 34,546,311 shares directly.

(15)

Represents half of the 47,658,374 shares owned by Aeropointe of which Mr. Lane owns %50, plus the other half which are owned by Mr. Bell and which may be deemed beneficially attributable to Mr. Lane, plus 10,717,124 shares held directly by Mr. Lane, and another 10,717,124 held directly by Mr. Bell; plus 300,000 shares purchased by Mr. Lane on the open market. Mr. Lane holds a total of 34,846,311 shares directly.

(16)

Represents: (a) direct ownership of 61,441,827 shares of Common Stock, plus warrants to purchase 1,430,178 shares at anytime before December 31, 2010, at $0.2097644 per share. These shares are currently being held in escrow pending completion of the P&S-BOS transaction.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Selvin Passen

Historically in an effort to maintain smooth business operations, we have from time to time relied on loans from Dr. Selvin Passen, a director and our former Chairman and a substantial stockholder (directly and beneficially, as disclosed in the above table in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). “As of December 31, 2009, the Company had outstanding loans in the amount of $1,050,000 with P&S Spirit, a company jointly owned by Dr. Selvin Passen and Dr. Jacob Schorr.”

Transactions with Dr. Selvin Passen, M. David Kamrat, and Noah Kamrat

Since January 1, 2006, the Company has entered into various transactions with Dr. Selvin Passen, a principal stockholder of the Company, and his affiliates, M. David Kamrat, the Company’s former President and Chief Executive Officer and current Chairman of the Board, and Noah R. Kamrat, the Company’s former Chief Technology Officer and a former director. Reference is made to the description of each these related party transactions earlier in Item 1, “Description of Business—Recent Developments—P&S Spirit Subscription Agreement.”

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

On or about February 25, 2010, BOS entered into an agreement with P&S Spirit, pursuant to which BOS’s shares were transferred to P&S to hold in escrow, subject to forfeiture and return of the shares in the event a certain future payment is not made. On March 3, 2010, BOS filed a Form 3 announcing the disposal of all of its NWB shares and warrants. Following the completion of that transaction, BOS would no longer be a shareholder of the Company at all.

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

Based on our adoption of the NASDAQ definition of independence, as of December 31, 2009, three of our directors, M. David Kamrat, R. Steven Bell, and Shehryar Wahid, were not considered independent as a result of their status as employees and officers of the Company, and our director, Selvin Passen, is not considered an independent director as a result of his respective ownership interests in P&S Spirit.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The following table sets forth, for each of the years indicated, the aggregate fees paid to our independent registered public accounting firms and the percentage of each of the fees out of the total amount paid to the accountants:

	12 Months Ended
	December 31, 2009		December 31, 2008
Services Rendered	Fees	Percentages	Fees	Percentages

Audit (1)	$162,007	95%	$215,298	93%
Audit-Related Fees (2)	—	—	—	—
Tax Fees (3)	8,750	5%	16,078	7%
All Other Fees	—	—	—	—

Total	$170,757	100%	$231,376	100%

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

Pre-Approval Policies and Procedures

Our Board has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Berenfeld, Spritzer, Shechter & Sheer, LLP. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Board’s approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Board members, but the decision must be approved by the full Board. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

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

NEW WORLD BRANDS, INC.

Date: April 15, 2010	By:	/s/ R. Steven Bell
R. Steven Bell, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ R. Steven Bell	Chief Executive Officer,	April 15, 2010
R. Steven Bell

/s/ Shehryar Wahid	Chief Financial Officer,	April 15, 2010
Shehryar Wahid	Secretary, Treasurer, Chief Operations Officer and Director

/s/ Selvin Passen, M.D.	Director	April 15, 2010
Selvin Passen, M.D.

TABLE OF CONTENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders

New World Brands, Inc. and Subsidiary

Eugene, Oregon

We have audited the accompanying consolidated balance sheets of New World Brands, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2009. New World Brands, Inc. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New World Brands, Inc. and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Berenfeld Spritzer Shechter & Sheer, LLP

Certified Public Accountants

Fort Lauderdale, Florida

April 15, 2010

New World Brands, Inc. and Subsidiary

Consolidated Balance Sheets

as of December 31, 2009 and 2008

	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$317,061	$541,116
Accounts receivable, net	1,272,408	988,371
Inventories, net	2,437,904	1,827,211
Prepaid expenses	100,549	638,801
Other current assets	783,966	316,045

Total Current Assets	4,911,888	4,311,544

Property and equipment, net	1,105,498	1,446,557

Other Assets:
Deposits and other assets	526,841	503,856

Total Long-Term Assets	1,632,339	1,950,413

Total Assets	$6,544,227	$6,261,957

The accompanying notes are an integral part of these consolidated financial statements.

New World Brands, Inc. and Subsidiary

Consolidated Balance Sheets

as of December 31, 2009 and 2008

	2009	2008

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$5,318,128	$1,917,899
Accrued expenses	457,878	447,491
Customer deposits	27,615	4,365
Capital leases, current portion	51,720	67,531
Notes payable, current portion	250,833	14,693
Other current liabilities	281,538	—
Total Current Liabilities	6,387,712	2,451,979

Long-Term Liabilities
Notes payable, net of current portion	2,051,806	1,665,995
Capital leases, net of current portion	41,262	91,913
Total Long-Term Liabilities	2,093,068	1,757,908

Total Liabilities	8,480,780	4,209,887

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 454,489,298 and 418,479,673 shares issued in 2009 and 2008 respectively	4,544,892	4,184,797
Additional paid-in capital	10,555,003	10,685,482
Accumulated other comprehensive income	2,592	—
Accumulated deficit	(16,839,040)	(12,653,209)
	(1,736,553)	2,217,070

Less: Treasury shares (common 6,884,386 and 6,600,000 shares as of December 31, 2009 and December 31, 2008) at cost	(200,000)	(165,000)

Total Stockholders’ Equity	(1,936,553)	2,052,070

Total Liabilities and Stockholders’ Equity	$6,544,227	$6,261,957

The accompanying notes are an integral part of these consolidated financial statements.

New World Brands, Inc. and Subsidiary

Consolidated Statements of Operations

for the Years Ended December 31, 2009 and 2008

	2009	2008
Net Sales
NWB Network - Hardware	$4,198,117	$7,161,026
NWB Telecom - Carrier Services	7,072,887	13,119,148
NWB Retail - Direct Calling	680,977	—
	11,951,981	20,280,174
Cost of Sales
NWB Network - Hardware	(3,049,893)	(5,040,581)
NWB Telecom - Carrier Services	(7,114,220)	(10,990,157)
NWB Retail - Direct Calling	(695,774)	—
	(10,859,887)	(16,030,738)

Gross Profit	1,092,094	4,249,436

Sales, General and Administrative Expenses	(4,807,527)	(5,842,917)
Loss Before Other Income	(3,715,433)	(1,593,481)

Other Income
Interest Expense	(112,803)	(99,076)
Other Income	18,990	63,005
Loss Due To Termination of International Routes	(336,062)
	(429,875)	(36,071)
Operational Loss	(4,073,805)	(1,629,552)

Loss Before Income Taxes	(4,145,308)	(1,629,552)

Provision for Income Taxes	(40,524)	—

Net Loss	$(4,185,832)	$(1,629,552)

Net Loss per Share (basic)	$(0.01)	$(0.00)

Net Loss per Share (diluted)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the year

Basic	415,078,095	415,384,878

Diluted	415,078,095	415,384,878

The accompanying notes are an integral part of these consolidated financial statements.

New World Brands, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

for the Years Ended December 31, 2009 and 2008

						Accumulated	Retained
					Additional	Other	Earnings	Total
Date and description of	Common Stock		Treasury Shares		Paid In	Comprehensive	Accumulated	Stockholders’
Activity or Transaction	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2008	414,979,673	4,149,797	—	—	10,720,482	—	(11,023,657)	3,846,622

Issuance of Common Stock to Crystal Blue Consulting May 5, 2008	3,500,000	35,000			(35,000)			—
Repurchase of Common Stock from B.O.S. retained as Treasury Stock September 2, 2008			5,000,000	(125,000)				(125,000)
Repurchase of Common Stock from B.O.S. retained as Treasury Stock October 21, 2008			1,000,000	(25,000)				(25,000)
Repurchase of Common Stock from B.O.S. retained as Treasury Stock November 13, 2008			600,000	(15,000)				(15,000)
Net Loss from Continuing Operations for the Twelve Months Ending December 31, 2008							(1,629,552)	(1,629,552)

Balance at December 31, 2008	418,479,673	4,184,797	6,600,000	(165,000)	10,685,482	—	(12,653,209)	2,052,070

Issuance of Common Stock to G. Casale on January 28, 2009	510,000	5,100			(5,100)			—
Cancellation of shares not exercised on conversion from Qualmax distribution on February 19, 2009	(3,336,959)	(33,370)			33,370			—
Issuance of Common Stock to Aeropointe Partners Inc. on Nov 9, 2009	38,836,584	388,366			(158,749)			229,617
Repurchase of Common Stock from B. Mofsky retained as Treasury Stock Dec 1, 2009			284,386	(35,000)				(35,000)
Net Loss for the Twelve Months Ending December 31, 2009						2,592	(4,185,832)	(4,015,682)

Balance at December 31, 2009	454,489,298	4,544,893	6,884,386	(200,000)	10,555,003	2,592	(16,839,041)	(1,936,553)

The accompanying notes are an integral part of these consolidated financial statements.

New World Brands, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2009 and 2008

	2009	2008

Cash Flows from Operating Activities
Net loss from continuing operations	$(4,185,832)	$(1,629,552)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	632,300	515,313
Gain on disposition of assets	(2,958)	—
Allowance for doubtful accounts	95,638	(105,001)
Changes in operating assets and liabilities
Accounts receivable	(370,755)	144,557
Inventory	(610,693)	(1,082,557)
Prepaid expenses	548,252	(394,644)
Income tax refund receivable	(35,030)	—
Other current assets	(387,312)	190,967
Deposits and other assets	187,500	164,894
Accounts payable	3,403,730	353,600
Accrued expenses and other liabilities	288,424	40,581
Customer deposits	23,249	(117,509)
Total adjustments	3,772,345	(289,799)
Net cash used in operating activities	(413,487)	(1,919,351)

Cash flows from Investing Activities
Purchases of property and equipment	(239,579)	(404,281)
Purchase of Intangible Assets	(38,405)	—
Increase in Notes receivable	(274,983)	—
Net cash used in investing activities	(552,967)	(404,281)

Cash Flows from Financing Activities
Proceeds from notes payable	640,000	1,192,185
Payments of notes payable	(18,049)	(11,497)
Payments of principal on capital lease obligations	(76,761)	(189,387)
Proceeds from sale of common and preferred stock	229,617	—
Purchase of treasury stock	(35,000)	(165,000)
		—
Net repayment of advances from shareholders	—	(188)
Net cash provided by financing activities	742,399	826,113
Effect of Foreign Currency Exchange	2,592
Net Change in Cash and Cash Equivalents	(224,055)	(1,497,519)

Cash and Cash Equivalents at Beginning of Year	541,116	2,038,635

Cash and Cash Equivalents at End of Year	$317,061	$541,116

The accompanying notes are an integral part of these consolidated financial statements.

New World Brands, Inc. and Subsidiary

Consolidated Statement of Supplemental Disclosure of Cash Flows

for the Years Ended December 31, 2009 and 2008

	2009	2008
Cash paid during the year for:
- Income taxes	—	—
- Interest	$84,524	$84,524

Non-cash investing and financing activities:

Acquisition of property and equipment through capital lease obligations
- Fair value of property and equipment acquired	$10,374	$135,783
- Capital lease obligations incurred	(10,374)	(135,783)
	—	—

Issuance of Common Stock
- Common Stock	(28,270)	—
- Paid in Capital	28,270	—
	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A                                              ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

New World Brands, Inc. (“New World Brands”, “the Company”, “NWB”, “we”, “us” or “our”) is a Delaware corporation that is engaged in the telecommunications business through its three operating divisions. One is NWB Networks, which includes TELES USA. This division is focused on the telecommunications hardware business and delivers voice over internet equipment, support, and solutions as the exclusive reseller of the TELES AG line of products in North America. The other division is NWB Telecom, which acts as a long distance wholesale termination provider. It primarily offers international routes to domestic carriers for the termination of voice over internet phone service. A third operating division was organized at the end of the third quarter of 2009 and has been named NWB Retail. This division has just started operations and has few costs or revenues in the current reporting period. Revenues are anticipated in future periods and NWB Retail is separated out as a unique segment in the segmented reporting of New World Brands Inc.

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

Our acquisition of Qualmax and its wholly owned subsidiary IP Gear, Ltd. was accounted for as a reverse acquisition.  Although New World Brands was the company that made the acquisition, Qualmax was treated as the surviving company for accounting purposes. The final step in this transaction occurred in January of 2009 when Qualmax was dissolved and its holdings of shares of New World Brands, Inc. were distributed to its shareholders.  On September 15, 2006 the Company changed its fiscal year end from May 31 to December 31, which was Qualmax’s fiscal year end and operated using the assets of the former Qualmax in the telecommunications business.

On July 1, 2007 we sold the IP Gear Ltd subsidiary for cash and other consideration to TELES AG The primary non-cash consideration was the acquisition of the rights to become the exclusive distributor of the TELES AG, product line of telecommunications equipment in much of North America. This business activity serves as the basis of the NWB Networks division today.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including two operating subsidiaries in Mexico that were formed in 2009.

Intercompany balances and transactions have been eliminated in consolidation.

Basis of Accounting and Revenue Recognition

The accompanying consolidated financial statements have been prepared using the accrual method of accounting.  Revenues from our VoIP telephony services division have been recognized as services are rendered.  Revenue from the sale of products from our exclusive distributorship of VoIP equipment or reseller equipment is recognized as our customers take delivery of our products.  Revenue from support services contracts is recognized over the term of the service contracts. Revenue from installation of equipment is recognized when installation has been completed and customer acceptance is received.  Any amounts received from our customers in advance are recorded as customer deposits and classified as other current liabilities.

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

Accounts Receivable

Accounts receivable are presented at net realizable value, which is comprised of total accounts receivable less any allowances for uncollectible accounts.  The Company provides an allowance for potentially uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances.  The resulting estimate of uncollectible receivables is charged to an allowance for doubtful accounts.  Recoveries of accounts previously written off are used to offset the allowance account in the periods in which the recoveries are made.  Accordingly, accounts receivable has been written down to its estimated net realizable value. The results of operations for the years ended December 31, 2009 and 2008 include charges of approximately $719,000 and $120,000 respectively.  The allowance for doubtful accounts as of December 31, 2009 and 2008 was approximately $145,000 and $48,000 respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.  Market represents the lower of replacement cost or net realizable value on inventories as a whole.  Inventories are made up primarily of high technology telephone switching and VoIP routing equipment and their parts.   All year ending inventories consisted of finished goods for resale that were purchased from other manufacturers.  Due to rapid technological advancements in the industry, inventories may, from time to time, be subject to impairment and obsolescence.  We record an allowance for slow-moving and obsolete inventories based upon a periodic review and analysis of inventories on hand.  We perform a periodic comparison of this slow moving and obsolete inventory to determine if its value is below its cost in our records and reduce the value on our records if the cost is above the current value.  Accordingly, the allowance for obsolete inventories as of December 31, 2009 and 2008 was approximately $89,000 and 66,000 respectively.

Concentration of Deposit Risk

From time to time, the Company has cash in financial institutions in excess of federally insured limits.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.  There was no Company cash exceeding federally insured limits as of December 31, 2009.

Business Concentrations

We had one vendor, aside from TELES, during the year ended December 31, 2009 who accounted for more than 10% of our payments to vendors. This was a vendor of NWB Telecom, accounting for 14.28% of the total payments to vendors made by New World Brands during 2009. Excluding TELES, the top three vendors of NWB overall, including NWB Telecom, NWB Networks, and NWB Retail collectively represent 26.74% of purchases. The top three vendors collectively represented 36.35% of purchases in 2008.

There was one customer in 2009 that accounted for 29.29% of Company revenue. In 2008 we had one customer that was considered a concentration risk, accounting for 25.30% of Company revenue.

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

Property and Equipment

Property and equipment are recorded at cost.  For financial statement purposes, depreciation of software, furniture and equipment is computed using the straight-line method over their estimated useful lives of the assets while leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their respective leases.  Expenditures for replacements, maintenance and repairs that do not extend the lives of the assets are charged to operations as the expenses are incurred.  When assets are retired, sold or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in the year of disposal. The policy on the depreciation of newly acquired computer equipment has been changed from 3 years to 5 years to better reflect the useful life of this class of assets for the company.

Stock Options

The company accounts for stock options in accordance with ASC Topic 718 “Accounting for Stock-Based Compensation.” This standard requires the cost associated with employee services in exchange for equity instruments based on the grant date fair value of the award, be recognized over the period during which the employee is required to provide services in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Compensation cost for the unvested portion of equity awards granted prior to January 1, 2006, will be recognized over the remaining vesting periods. See “Note H—Stock Option Plans.”

Software Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheet. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in general and administrative expenses and is provided using the straight-line method over the remaining estimated economic life of the product, not to exceed three years.  Net unamortized software costs as of December 31, 2009 amounted to approximately $70,000.  Amortization of software costs for the years ended December 31, 2009 and 2008 was approximately $19,000 and $46,000, respectively.

Segment Information

Our business consists of three operating segments: (i) NWB Networks (resale hardware), which is the sale and distribution of VoIP and other telephony equipment and related professional services via our U.S.-based business operated under the name “TELES USA”; (ii) NWB Telecom (wholesale carrier services), which is telephony service resale and direct call routing via our U.S.-based VoIP service business; and (iii) NWB Retail (retail carrier services), which provides international telephony services intended to be used directly by the end user.

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

Earnings per Share

Net income per share is computed in accordance with ASC Topic 240, “Earnings per Share.” Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options and warrants granted by the Company and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and warrants are excluded from the computation when there is a loss as their effect is antidilutive, or if the exercise price of such options and warrants is greater than the average market price of the stock for the period.  See “Note G—Stockholders’ Equity” for the computation of basic and diluted share data.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets amounts expected to be realized.    U.S. income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by the foreign subsidiary, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner.

The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. Tax years 2006-2008 remain subject to examination by major tax jurisdictions.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred.  Advertising and promotional expenses amounted to approximately $69,000 and $23,000 for the years ended December 31, 2009 and 2008, respectively. A marketing credit from TELES AG in the amount of $300,000 was applied to the Company’s advertising and promotional costs, as well as other related expenses. This credit completely covered the $69,000 of expenditures from 2009, bringing them to zero in our general ledger.

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

Foreign Currency Translation

The Company had transactions in 2009 in foreign currencies. The Company reports foreign currency translations adjustments in accordance with ASC Topic 830.

Unusual Items

New World Brands’ reporting of unusual or infrequent items is as per FASB ASC 225-20-45-16 and where applicable such items will be presented as separate elements in the income statement.

Recent Accounting Pronouncements

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

NOTE B	AEROPOINTE ACQUISITION

The Company initiated the purchase of most of the assets of Aeropointe Partners, Inc., (“Aeropointe”), a Texas Corporation, during the third quarter of 2009. The Company had been doing business with Aeropointe since the end of 2008. The transaction’s effective date was September 1, 2009 and all elements of the transaction were completed by or before January 15, 2010. The details of this transaction were reported in an 8-K filing to the SEC on October 9, 2009. Pursuant to SEC regulation S-X, financial statements are not required to be presented in connection with this acquisition.

The Company acquired Aeropointe’s rights to a contract that the company was the other party to as well as the right to assume the staff and location of Aeropointe’s operations. The company also received $100,000 in cash. The consideration received by Aeropointe was company common stock. The total amount of stock received was 47,658,584 shares. A portion of that total 8,921,798, was issued in the first quarter of 2010. The balance, 38,836,584, was issued Nov 9, 2009. For this transaction, the company’s shares were valued based upon the average price of NWB stock in the prior period, that being $0.00633 per share.

The total purchase price was $301,820, of which consideration valued at $55,868 was payable on January 15, 2010, in the form of 8,821,791 shares of common stock. The net purchase price amount of $229,617 was paid in the form of 38,836,584 shares of common stock issued effective November 9, 2009. The seller contributed capital as consideration for issuance of the common stock,  in the amount of $100,000, which was paid in October 2009. The consideration has been reported as part of accounts receivable. The company acquired intangible assets valued at $38,405 at the date of acquisition, and satisfied accounts payable to the seller of $163,416. The New World Brands common stock issued to the seller was valued based upon the average price NWB stock for the  ninety day period prior to the effective date of the acquisition at a price of $0.0006333 per share. The difference between the issue price in the acquisition and the par value of the shares issued, $158,748, was recorded as a reduction in additional paid in capital in the 3rd quarter 2009.

NOTE C	INVENTORIES

Inventories as of December 31, 2009 and 2008 consisted of the following:

Resale Hardware	2009	2008

Finished Goods inventories	$2,526,804	$1,893,411
Less allowance for obsolete inventories	(88,900)	(66,200)

Inventories, net	$2,437,904	$1,827,211

NOTE D	PROPERTY AND EQUIPMENT

As of December 31, 2009 and 2008, our property and equipment consisted of the following:

	2009	2008	Useful Lives (In Years)
Equipment	$2,489,475	$2,248,989	5
Vehicles	$44,718	46,100	5
Leasehold improvements	$234,770	234,770	15
Evaluation Assets	$10,775	—	2
Goodwill	$38,405	—
Computer software	$277,730	277,730	3 - 5
Furniture and fixtures	$33,275	33,275	3 - 5
Total property and equipment	$3,129,148	2,840,864

Less accumulated depreciation and amortization	$($2,023,650)	(1,394,307)
Property and equipment, net	$1,105,498	$1,446,557

Operating equipment acquired under capital leases	$196,010	$135,710
Less accumulated amortization	$(113,381)	(21,345)
	$82,629	$114,365

Depreciation and amortization expense of continuing operations amounted to approximately $629,000 and $515,000 for the years ended December 31, 2009 and 2008, respectively.  Amortization of leased equipment, which has been included in depreciation expense on the accompanying financial statements, was approximately $53,000 and $113,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE E	NOTES PAYABLE

P&S credit line

The current balance outstanding has been maintained at $1,050,000.  This balance is unchanged from the previous quarter. The company is in compliance with the terms of the loan agreement as per the most recent loan documents and amendments to such. The most recent interest rate paid on this loan was 5.25% per the December 2009 interest charge. This loan is paid interest only during its term with the entire balance due upon maturity in May of 2012.

The principals of P&S Spirit LLC include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer.

TELES loan agreement

On February 21, 2008, the Company and TELES entered into a Term Loan and Security Agreement, effective February 15, 2008 (the “TELES Loan Agreement,” and the loan thereunder, the “TELES Loan”), providing the Company a loan of up to the principal amount of $1,000,000 (the “Commitment”) pursuant to which, from time to time prior to February 1, 2009 or the earlier termination in full of the Commitment, the Company could obtain advances from TELES up to the amount of the outstanding Commitment. Amounts borrowed may not be reborrowed, notwithstanding any payments thereunder. The outstanding balance of the TELES Loan will be due and payable on or before February 1, 2012. The outstanding principal amount of the TELES Loan is payable in 12 approximately equal quarterly installments commencing May 1, 2009. The description of the TELES Loan Agreement herein is qualified in its entirety by reference to the full text of such agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2008. TELES AG agreed to forgo enforcement of the Loan Agreement element requiring the completion of the Merger Agreement between Qualmax and the Company in December of 2008. The Company then executed on a portion of this agreement in December of 2008 by offsetting $600,000 of trade payables due to TELES towards the loan facility. On January 19, 2009 the company drew an amount of $400,000 paid in cash by TELES AG within the context of the “TELES Loan Agreement” bringing the total draw to the maximum amount of $1,000,000 as per the loan agreement. TELES AG and New World Brands also agreed at that time to a reduction in the interest rate of the loan from 7% as per the original agreement to a rate of 5% commencing on the draw of the first funds pursuant to this loan agreement.

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

Effective June 19, 2009, the Company entered in to a Loan Agreement with P&S Spirit Investments, a general partnership (“P&S”) of which Dr. Selvin Passen, MD, is Manager (“P&S Loan”). The P&S Loan contemplates a loan to the Company by P&S of up to $250,000 with an initial maturity date of December 31, 2009 and payable with interest at 18% per annum. We received $125,000 of the P&S Loan on June 19, 2009. The P&S general partnership may include individuals and/or investments by individuals who are both related parties to the Company and/or officers and/or directors or employees of the Company and/or relatives thereof. In addition to being a Director of P&S, Dr. Passen is also a Director of the Company.

This was reported in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009. Please note that these loans are current liabilities and are not reflected in the maturities as part of “notes payable, current portion”

Amendments to loan covenants

Amendments to both the P&S credit line and the TELES Loan were agreed to by all parties effective June 29, 2009 that temporarily waived the covenants relating to certain financial ratios in these agreements until March 31, 2010.  Agreement has been reached to extend the waiver one additional year to Mar 31, 2011.

Other loans

We have a total of approximately $13,000 of principal remaining in a loan on one company-owned vehicle. The balance is for a truck that carries a term of 3 years and an interest rate of 0%. It is due to expire in 2011.

Total maturities of all notes payable as of December 31, 2009 were as follows:

2010	$250,833
2011	1,806
2012	2,050,000
2013	—

Total notes payable	2,302,639

Notes payable, current portion	(250,833)

Notes payable, net of current portion	$2,051,806

Interest expense incurred on the above notes payable was approximately $96,000 and $56,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE F	CAPITAL LEASE OBLIGATIONS

Description of Leasing Arrangements and Depreciation

The company is the lessee of equipment under capital leases expiring in various years through 2012.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or their fair value of the asset.  The assets are depreciated over the lower of their related lease terms or their estimated productive lives.  Depreciation of assets under capital leases is included in depreciation expense for 2009 and 2008.  Interest expense incurred on capital lease obligations was approximately $19,000 and $27,000 for the years ended December 31, 2009 and 2008 respectively.

Minimum Future Lease Payments

Minimum future lease payments under the capital leases as of December 31, 2009 for each of the next five years and in the aggregate are:

2010	$63,333
2011	39,368
2012	6,363
2013	—
Subsequent to 2013	—
109,064

Less: Amount representing interest	(16,082)
Present value of net minimum lease payment	$92,982
Less: Current Portion	(51,720)
Long-Term Portion of Capital Leases	$41,262

NOTE G	STOCKHOLDERS’ EQUITY

Capitalization

The Company’s authorized capital stock consists of 600,000,000 shares of common stock, $.01 par value per share, and 1,000 shares of preferred stock, $.01 par value.  There were 454,489,298 shares of common stock and no shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2009.

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

During the final quarter of 2008, the company engaged in series of transactions with one of its principal shareholders, BOS Corporation, to repurchase a number of shares. The total number of shares repurchased was 6.6 million at a total cost of $165,000.  These shares are listed in the equity section of the financial statements as Treasury Shares. In 2009, the Company finalized the repurchase of 284,386 shares of Company stock, that had been initiated in 2008, from then shareholder Barbara Mofsky for $35,000.

Stockholders’ equity transactions prior to the New World Brands/Qualmax, Inc. merger date have been retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to paid-in capital.

The Company issued 510,000 shares of common stock to G. Casele in exchange for services rendered. The issuance was for no receipt of cash payment and the result was a reduction in paid-in capital to adjust for the par value of shares issued.

New World Brands cancelled 3,336,959 shares as part of the conversion of Qualmax shares pending their re-issuance to a shareholder who had not net received his Qualmax Certificate.  These were re-issued in the first quarter of 2010 to those shareholders.

The Company issued 38,836,584 to Aeropointe Partners, Inc. in connection with the acquisition of certain assets as outlined in Note B above.

Paid-In Capital Restatement of Financial Statements

This restatement of the 2008 condensed consolidated balance sheet was the result of a correction of an error in accounting for the merger of New World Brands and Qualmax. Management discovered this error in 2009. The effect of this error was to reduce additional paid-in capital by $22,921,075 resulting from the recapitalization of the NWB stockholders’ equity, and to reduce the accumulated deficit by $22,921,075 to properly reflect the historical accumulated deficit of the merged entity at the date of the merger. The restatement had no effect on net loss or loss per share in 2008.

Preferred Stock

As of December 31, 2009, we had 1,000 shares of authorized preferred stock, $.01 par value.  There was no issued or outstanding preferred stock at December 31, 2009.

Stock Warrant Grants

For the twelve months ended December 31, 2009, we granted 648,385 new stock warrants, pursuant to the Company Board Resolution dated July 21, 2009, attached here as Exhibit 10.21, which warrants were issued in March, 2010. The Company also finalized the sequence of transactions relating to the Qualmax merger, including finalizing the conversion of Qualmax warrants, previously disclosed, into 56,985,733 Company warrants.

Common stock warrant activity for the year was as follows:

	Warrants	Weighted Average Exercise Price
Balance granted at December 31, 2008 from stock option plan	2,920,000	$0.49

Balance sheets at December 31, 2008 form Qualmax	59,905,733	0.10

Granted in 2009 from stock option plan	648,385	0.01

Total warrants at Dec 31, 2009	60,554,118	0.12

Preferred Stock Warrants

There were no preferred stock warrants outstanding at December 31, 2009, and no activity during 2009.

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for 2009 and 2008 (rounded to the nearest thousand):

Weighted average number of shares outstanding during 2008:
Basic (common)	415,384,878
Effect of dilutive securities
Common - options and warrants	—
Weighted average number of shares outstanding - diluted	415,384,878
Weighted average of options and warrants not included above (anti-dilutive)	61,050,556

Weighted average number of shares outstanding during 2009:
Basic (common)	415,078,095
Effect of dilutive securities
Common - options and warrants	—
Weighted average number of shares outstanding - diluted	415,078,095
Weighted average of options and warrants not included above (anti-dilutive)	60,197,062

NOTE H	STOCK OPTION PLANS

Performance Equity Plan

We have a Performance Equity Plan (the “Performance Equity Plan”) under which we may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options, and other stock-based awards to purchase up to 600,000 shares of Common Stock to officers, directors, key employees, and consultants. The Company may not grant any options with a purchase price less than fair market value of Common Stock as of the date of grant.  No options or other stock-based rights were issued under the Performance Equity Plan during 2009 and 2008, and none were exercised or exercisable during 2009 and 2008.

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

Employee compensation expense for the New World Brands stock options issued in 2006 are listed below.  As of December 31, 2009, there was approximately $2,000 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. There were 145,510,702 shares of common stock available for future issuance, as of December 31, 2009.

As reported in the Company’s Final Schedule 14C Information Statement, filed with the SEC on November 6, 2008, the Board approved the adoption of the “2008 Stock Option Plan,” pursuant to which up to 41,500,000 shares of Company stock shall be available from which to grant options when the grant is approved by stockholders. Such grants shall be exercisable at an exercise price which shall be at least 100% of the fair market value of a share of Common Stock on the grant date, at terms and conditions, and on such a date (not to exceed 10 years from the grant date), as set by the Company in its discretion.  The following table summarized the Company’s stock option plans as of December 31, 2008. Additions for 2009 are set forth above in Note G.

2001 Option Plan

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable
$0.18	1,000,000	1.5	1,000,000
$0.18	1,000,000	1.5	1,000,000
$0.18	250,000	1.5	250,000
$0.18	100,000	1.5	100,000
$0.18	100,000	1.5	100,000
$0.18	100,000	1.5	100,000
$0.50	300,000	0.1	300,000
$0.10	70,000	1.5	70,000
	2,920,000		2,920,000

NOTE I	INCOME TAXES

31st, 2009.

Organizational Structure

NWB, a Delaware corporation, was originally incorporated in May, 1986 under the name of Oak Tree Construction Company, Inc., but subsequently underwent several name changes and, in December, 2001, changed its name to NWB.  NWB (under its former names) was engaged in various other types of businesses and owned several different subsidiaries up until September, 2006.  On September 15th, 2006, NWB acquired all of the assets and liabilities of Qualmax.  For financial accounting purposes, the acquisition was accounted for as a reverse acquisition.  On February 18th, 2008, NWB and Qualmax entered into a merger agreement whereby Qualmax was to be merged into NWB and cease to exist as a separate legal entity.  The merger was consummated on January 23rd, 2009.

Federal Income Tax Liabilities

For the year ended December 31st, 2009, NWB did not incur a federal income tax provision since it generated a net operating loss for the period.  For purposes of the deferred income tax calculation, NWB had a 100 percent valuation allowance against its net deferred tax assets and thus did not record a deferred tax benefit for the year ended December 31st, 2009.

The federal and state corporate income tax returns for Qualmax and NWB for the periods ended December 31st, 2006, 2007, and 2008 are still pending to be filed.  Qualmax did file a federal income tax return for its 2005 tax year.  For purposes of its 2006 corporate income tax returns, Qualmax will have to break-out its calendar year 2006 financial results between the pre-merger and post-merger time periods and file short period corporate income tax returns for the different time periods.  As part of the reverse acquisition, NWB changed its fiscal year end from May 31st to December 31st, which will also impact the filing of the 2006 short period corporate income tax returns.

Since Qualmax and NWB incurred taxable losses during those years, it is expected that no federal corporate income taxes will be due with the returns.  Some of the state income tax returns could require the payment of minimum taxes and these amounts have been recorded as part of the 2009 income tax provision.  Also, the potential penalties and/or interest that may be assessed by the taxing authorities for the late filing and payment of the state minimum taxes have been recorded as part of the 2009 income tax provision.

During the years ended December 31st, 2006 and 2007, NWB owned 100 percent of the shares of an Israeli company, IP Gear, Ltd.  The subsidiary was sold on July 1st, 2007.  During the time that the subsidiary was owned by NWB, it met the definition of a controlled foreign corporation, as defined by IRC section 957.  A U.S. corporation which owns a controlled foreign corporation is required to file IRS form 5471, Information Return of U.S. Persons with Respect to Certain Foreign Corporations, every year.  The Internal Revenue Service (“IRS”) imposes a $ 10,000 penalty for the late filing of this form.  Since NWB has not yet filed its 2006 and 2007 federal corporate income tax returns, the potential late filing penalty of $ 20,000 was recorded as part of the 2009 income tax provision.

NWB’s timely filed applications for extension of time to file its 2009 federal and state tax returns and paid in the state minimum taxes due as calculated by BSSS with its extension requests.

State Income Tax Liabilities

During its years of operations, Qualmax/NWB has had sales to many states other than the State of Oregon.  Some of these states have in the past tried to aggressively pursue out of state businesses for the imposition and collection of sales taxes on sales to residents of their states.  Although NWB’s management is not aware of any specific issues or contingencies directly related to NWB at this time, there is a potential exposure for all multi-state businesses of a change in state sales tax laws and the requirement to collect sales taxes on sales to the states.

Mexican Operations

During 2009, NWB incorporated two subsidiaries in Mexico.  In July, 2009, NWB’s Mexican subsidiaries received the necessary approvals from the Mexican government to start their business operations.  Wahid is the subsidiary which employs all of the Mexican workers.  For 2009, NWB Mexico was performing engineering and operational functions as a cost center of NWB.  The subsidiary is not engaged in sales activities and did not prepare any billings.  During the six months ended June 30th, 2009, the Mexican subsidiaries did not have any business operations.

For U.S. tax purposes, both subsidiaries will be treated for the year ended December 31st, 2009 as controlled foreign corporations and will have to file IRS forms 5471.

The net income or loss from the Mexican operations will be reported separately on each IRS form 5471 and will not be consolidated with NWB’s U.S. operations for purposes of NWB’s federal and state corporate income tax returns.  The Mexican subsidiaries will also file Mexican tax returns.  Mexican tax laws provide for a ten year carryforward of current year tax losses that can be used to offset future taxable income.

Other Tax Matters

The attached schedule provides an analysis of the material tax positions that NWB took on its consolidated income tax provision for the year ended December 31st, 2009.

	2009	2008
Federal:
Current	$—	$—
Deferred	—	—
State:
Current	18,214	—
Deferred	—	—
Interest and penalties	22,310	—
Subtotal	40,524	—
Change in valuation allowance	—	—
Benefit (provision) for income taxes	$40,524	$—

	Amount	Rate
Computed income tax (benefit)	$(1,434,007)	34.0000%
State tax (benefit), net of federal benefit	(159,637)	3.7850%
Prior year adjustments	15,952	-0.3782%
Change in valuation allowance	1,585,946	-37.6024%
Nondeductible expenses	9,960	-0.2362%
Total income tax expense (benefit)	$18,214	-0.4318%

2009
Deferred tax assets (short-term):
Allowance for doubtful accounts receivable	$30,915
Allowance for inventory obsolescence	34,098
Allowance for disputes	1,112
Currency exchange loss	87,499
Deferred Tax Assets - Current	153,625

Valuation allowance	(153,625)
Net deferred tax assets-current	—

2009
Deferred tax assets (non-current):
Net operating loss carryforwards	$3,775,637
Capital loss from sale of subsidiary	1,772,929
Depreciable & amortization	114,637
Deferred revenue	82,083
Charitable contribution carryforwards	8,893
Deferred tax assets-non-current:	5,754,178

Valuation allowance	(5,754,178)
Net deferred tax assets-non-current	—
Net deferred tax assets after valuation allowance	—

Deferred tax liability:
Depreciation	—
Total gross deferred tax liability	—
Net deferred tax assets after valuation	$—

As of December 31, 2009, the Company had U.S. net operating losses of approximately $ 9.6 million that can be carried forward for up to twenty years and deducted against future taxable income.  The net operating loss carryforwards expire in various years through 2029.  The company also has a U.S. capital loss carryforward of approximately $ 4.6 million that can be carried forward for five years and deducted against future capital gain income.  The capital loss carryforward expires in 2012.

As of December 31, 2009, the Company also had Mexican net operating losses of approximately $ 266,000 that can be carried forward for up to ten years and deducted against future taxable income.

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of December 31, 2009 was $ 5.9 million.  The increase in the valuation allowance was approximately $ 1.6 million for the year ended December 31, 2009, primarily due to operational losses for the year.

NOTE J	RELATED PARTY TRANSACTIONS

Loans from Shareholders

The Company received $1,050,000 in the exercise of loans from P & S Spirit during 2008, a stockholder of the company and a company controlled by two stockholders and members of the Board of Directors of New World Brands. The terms of this loan are listed in detail in Note E - Notes Payable. The company paid a total of $55,125 in interest payments to P & S Spirit during 2009.

NOTE K	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have entered into various operating leases for our facilities and equipment.  The future minimum annual rental payments due on these operating leases as of December 31, 2009 for each of the next 5 years are as follows:

Year ending December 31:
2010	$50,230
2011	49,780
2012	14,880
2013	14,880
2014	13,704
2015 +	59,040

$202,514

Our U.S. operations were headquartered in Eugene, Oregon in leased commercial premises in two buildings, but beginning in the fourth quarter of 2009 NWB began leasing commercial premises in one building in McKinney, Texas, to which our headquarters were moved in the first quarter of 2010. Further, NWB leases one building for commercial purposes and one residential building in Guanajuato, Mexico through its Mexican subsidiary. The total rental expense for the years ended December 31, 2009 and 2008 was approximately $137,000 and $107,000, respectively. We have made substantial leasehold improvements that are listed as part of our long term assets and are being amortized over the lives of the leases.

Credit Facility with Pacific Continental Bank

The Company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007. The conditions of this agreement require the deposit of $60,000 with the bank as security for the services as of December 31, 2009. The deposit is in the company’s money market account with the bank and is reported on the balance sheet as part of cash and cash equivalents.

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

IP Gear was named as a defendant in a lawsuit styled Piecom Tech. Israel Ltd. v. IP Gear Ltd., Case No, 26-05166-07-5, in the Herzliyah, Israel Regional Court. Piecom Tech. had been a vendor to IP Gear, Ltd and was contracted to provide outsourced contract manufacturing services. There is currently a deposit held by Piecom of $214,000 towards the production of equipment not yet delivered and an amount in escrow of $32,000 pending resolution of this matter. Release of the escrow funds of $32,000 depends upon the outcome of pending litigation between Piecom and IP Gear, Ltd. Neither of these amounts is represented on the balance sheet of the Company. On preliminary motions, argued in May of 2008, the Court ruled in favor of IP Gear, Ltd. A mediation hearing occurred in August of 2008 but the matter was not resolved. The next mediation hearing was scheduled for December, 2009 but the plaintiff did not appear. The matter has now been referred back from the Mediator to the Court. At present, management does not believe this matter poses any significant financial risk to the Company.

CRG West

CRG West, a Los Angeles-based company from which NWB had been leasing space for equipment, has claimed $24,000.00 from NWB in allegedly overdue rent payments and holdover fees. The claims were first made by email in May 2009, for a smaller amount, and then progressed to a collection agency. NWB has retained an LA based attorney, Gerard Casale, to defend its interests and argue what NWB believes is a valid defense in this matter, which is currently in settlement negotiations. CRG and their agency have not filed suit on this matter in a court of law.

Roberts Kaplan

A law firm that performed services in connection with the NWB-Qualmax merger filed suit against NWB for about $7,000.00, which suit filed on or about January 24, 2010.   The matter was settled on the payment of $5,000 to the Plaintiff, in return for a full release and dismissal, and management does not believe this matter will have any other material effect on the Company.

BOS

Then-shareholder BOS sent a certified letter to NWB during the fourth Quarter of 2009 demanding $500,000 in money damages and a change in the NWB Board. This matter was amicably resolved without any lawsuit being filed, and BOS has executed a written waiver and release of all of the demands set forth in the above-referenced certified letter or otherwise against the Company. Effective February 25, 2010, BOS entered into a transaction to sell all of its shares and warrants to P&S Spirit LLC, in a private sale to which the company was not a Party. That sale remains subject to forfeiture and the return to BOS in the event P&S fails to complete payment within 2 years, as agreed between them.  Management does not believe this matter will have any material effect on the Company.

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

In May 2005, we adopted a Savings Incentive Match Plan for Employees (SIMPLE) (the “Plan”) for the benefit of our employees who are reasonably expected to receive at least $5,000 in compensation during a calendar year.  We have elected to contribute to each eligible employee’s simple individual retirement account a matching contribution equal to the employee’s elective salary reduction contributions, up to a limit of three percent of the employee’s compensation for the calendar year.  Total expense for the years ended December 31, 2009 and 2008 was approximately $17,000 and $34,000 respectively.

NOTE N	BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the years ended December 31, 2009 and 2008.  We are currently focused on three principal lines of business: (i) resale and distribution of VoIP and other telephony equipment, and related professional services, particularly as the exclusive North American distributor of products manufactured by TELES AG Informationstechnologien (“TELES”); (ii) telephony service resale, direct call routing and carrier support services; and (iii) administration and distribution of long-distance and international calling cards intended for distribution through retail outlets. Our VoIP-related telecommunications equipment distribution and resale business is operated under the divisional name “NWB Networks.” Our wholesale international VoIP service business is operated under the divisional name “NWB Telecom.” Our calling card business is operated under the divisional name “NWB Retail.”

	2009	2008
Net sales:

NWB Telecom	$7,072,887	$13,119,148

NWB Networks	4,198,117	7,161,026

NWB Retail	680,977	n/a

	11,951,981	20,280,174

Cost of sales:

NWB Telecom	(7,114,220)	(10,990,157)

NWB Networks	(3,049,893)	(5,040,581)

NWB Retail	(695,774)	n/a

	(10,859,88)	(16,030,738)

Gross profit:

NWB Telecom	(41,333)	1,593,242

NWB Networks	1,148,224	703,308

NWB Retail	(14,797)	n/a

	$1,092,094	$2,296,550

Note O — Liquidity

New World Brands Inc. has been experiencing a decline it its liquidity during 2009. It has eroded our cash position to its lowest levels in three years and decreased our ratio of current assets to current liabilities to the point where we have more current debt than we have current assets. Both of these are important measures of our ability to pay our obligations. We have a current ratio of less than one to one and a quick ratio of about one to four. Both of these are indicators of a poor liquidity position.

The company’s intention to address this very serious concern to continue the process of reducing our breakeven costs by shifting more staff to mexico as we had done in 2009 thus reducing our biggest operating expense, salaries, while at the same time increasing our capacity on the carrier division to handle more telecommunications traffic and in the hardware division to support a larger customer base. We have also taken steps to broaden our sales opportunities through independent and variable cost agents to generate more leads at variable cost. We are also in the last stages of the completion of renegotiating the majority of our current trade payables into a long-term liability to be paid over four years.

All of these are elements in approach to reach breakeven cashflow at the lowest revenue levels and be positioned for growth with little increase in costs as the economy improves.

NOTE P	SUBSEQUENT EVENTS AND OTHER MATTERS

The Company issued the 648,385 warrants it had granted in July 2009, in March of 2010.

New World Brands reissued 3,336,959 shares in the first quarter of 2010 to shareholders of Qualmax that had been cancelled in the first quarter of 2009 pending the presentation of share certificates for conversion. Shares were also issued to Aeropointe Partners and its principals per agreement in March of 2010.

The Company entered into negotiations with TELES AG on a revision and renewal of its existing agreements in the first quarter of 2010.

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

10.15	Preliminary Agreement, dated July 18, 2007, between New World Brands, Inc. and TELES AG Informationstechnologien (7)

10.16	Share Sale and Purchase Agreement, dated July 26, 2007, by and between New World Brands, Inc. and TELES AG Informationstechnologien (including the Partner Contract as Annex 2) (8)

10.18	Agreement and Plan of Merger, dated February 18, 2008, by and between New World Brands, Inc. and Qualmax, Inc. (9)

10.19	Term Loan and Security Agreement, effective February 15, 2008, by and between New World Brands, Inc. as Borrower and TELES AG Informationstechnologien as Lender (10)

10.20	Intercreditor Agreement, effective February 15, 2008, by and among New World Brands, Inc., P&S Spirit, LLC and TELES AG Informationstechnologien (10)

10.21	Amended Employee Stock Option Plan,” adopted July 21, 2009 (*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

(*)	Filed herewith.
(1)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on April 30, 2007.
(2)	Previously filed as an exhibit to New World Brands, Inc.’s Form 10-QSB, filed with the SEC on October 16, 2006.
(3)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on January 8, 2007.
(4)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on January 10, 2007.
(5)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on April 5, 2007.
(6)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on June 6, 2007.
(7)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on July 20, 2007.
(8)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on August 1, 2007.
(9)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on February 22, 2008.
(10)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on February 27, 2008.
(11)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on April 7, 2008.
(12)	Previously filed as an exhibit to New World Brands, Inc.’s Form 8-K, filed with the SEC on March 14, 2007.