Form 10-Q
period 2010-03-31
NEW WORLD BRANDS INC
filed 2010-05-24
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

(972)-347-6565
(Registrant’s Telephone Number, Including Area Code)

340 West Fifth Avenue, Eugene, Oregon 97401
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 21, 2010, there were 500,517,245 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

NEW WORLD BRANDS, INC.
FORM 10-Q

For the quarterly period ended March 31, 2010

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

as of March 31, 2010 (unaudited)

and December 31, 2009

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$175,127	$317,061
Accounts receivable, net	1,256,320	1,272,408
Inventories, net	2,442,998	2,437,904
Prepaid expenses	67,307	100,549
Other current assets	491,759	783,966

Total Current Assets	4,433,511	4,911,888

Property and Equipment, net	941,607	1,105,498
Other Assets:
Deposits and other assets	698,778	526,841

Total Long Term Assets	1,640,385	1,632,339

Total Assets	$6,073,896	$6,544,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

as of March 31, 2010 (unaudited)

and December 31, 2009

	March 31, 2010	December 31, 2009
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$5,831,039	$5,318,128
Accrued expenses	192,928	457,878
Customer deposits	20,376	27,615
Capital leases, current portion	55,947	51,720
Notes payable, current portion	249,930	250,833
Other current liabilities	154,456	281,538

Total Current Liabilities	6,504,676	6,387,712

Long-Term Liabilities
Notes payable, net of current portion	2,050,000	2,051,806
Capital leases, net of current portion	33,898	41,262

Total Long-Term Liabilities	2,083,898	2,093,068

Total Liabilities	8,588,574	8,480,780

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock Series A preferred stock $0.01 par value, no shares issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 500,517,245, and 454,489,298 shares issued as of March 31, 2010 and December 31, 2009 respectively	5,005,172	4,544,892
Additional paid-in capital	10,489,283	10,555,003
Accumulated other comprehensive income	13,279	2,592
Accumulated deficit	(17,822,412)	(16,839,040)
	(2,314,678)	(1,736,553)
Less: Treasury shares (common 6,600,000 shares as of March 31, 2010 and December 31,2009) at cost	(200,000)	(200,000)
Total Stockholders’ Equity (Deficit)	(2,514,678)	(1,936,553)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,073,896	$6,544,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the Three Months Ended

March 31, 2010 and 2009

	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)

Net Sales
Hardware	$1,326,097	$692,331
Carrier Services	2,088,754	1,321,508
Retail	384,839	—

	3,799,690	2,013,839

Cost of Sales
Hardware	(1,057,532)	(449,535)
Carrier Services	(1,914,454)	(1,688,480)
Retail	(619,156)	—

	(3,591,142)	(2,138,015)

Gross Profit	208,548	(124,176)
Sales, General and Administrative Expenses	(1,263,725)	(1,073,399)

(Loss) Income from Operations	(1,055,177)	(1,197,575)

Other Income (Expense)
Interest Income (Expense)	(32,503)	625
Other Income	105,573	20,345

Total Other Income (Expense)	(73,070)	20,970

(Loss) Income Before Income Taxes	(952,107)	(1,176,605)
Provision for Income Taxes	(1,126)	—

Net (Loss) Income	$(983,233)	$(1,176,605)

Net Loss Per Share - basic and diluted	$—	$—

Weighted Average Number of Shares Outstanding During the Year

Basic and Diluted	470,698,369	411,879,673

Comprehensive Income (Loss)
Net (Loss) Income	$(983,233)	$(1,176,605)

Foeign currency translation adjustment	10,687	—

Comprehensive Loss	$(972,546)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended

March 31, 2010 and 2009

	2010	2009
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss	$(972,546)	$(1,176,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,861	154,102
Allowance for doubtful accounts	9,632	2,400
Changes in operating assets and liabilities
Accounts receivable	6,456	(64,500)
Inventory	430,523	(742,390)
Prepaid expenses	33,243	166,645
Other current assets	(143,411)	(54,068)
Deposits and other assets	46,875	31,111
Accounts payable	321,747	1,346,372
Accrued expenses and other liabilities	(99,421)	403,334
Customer deposits	(7,238)	(423,397)
Other current liabilities	(101,587)	—
Subtotal: Adjustments to reconcile net loss to net cash used in operating activities	608,680	819,609

Net cash used in operating activities	(363,866)	(356,996)

Cash Flows from Investing Activities
Net purchases of property and equipment	(200,717)	(171,636)
Other assets	20,247	—

Net cash used in investing activities	(180,470)	(171,636)

Cash Flows from Financing Activities
Payments of principal on capital lease	—	(19,801)
Proceeds from notes payable	—	400,000
Payments of notes payable	(2,708)	(3,655)
Long-term liabilities	(3,137)	—
Sale of common and preferred stock	394,559	—

Net cash provided by financing activities	388,714	376,544

Net Decrease in Cash and Cash Equivalents	(155,622)	(152,088)

Cash and Cash Equivalents at Beginning of Period	330,749	541,116

Cash and Cash Equivalents at End of Period	$175,127	$389,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended

March 31, 2010 and 2009

	2010	2009
	(unaudited)	(unaudited)

Cash paid during the period for:
Interest paid	$32,701	$18,915
Income taxes paid	—	—

Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through capital leases
Increase in property and equipment	9,703	$171,636
Increase in capital lease payable	(9,703)	(171,636)

Share issuance on asset acquisition
Increase in common stock	460,279	—
Decrease in paid-in capital	(460,279)	—
	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE A       ORGANIZATION, CAPITALIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

New World Brands, Inc. (“New World Brands”, “the Company”, “NWB”, “we”, “us” or “our”) is a Delaware corporation that is engaged in the telecommunications business through its three operating divisions. One is NWB Networks, which includes TELES USA. This division is focused on the telecommunications hardware business and delivers voice over internet equipment, support, and solutions as the exclusive reseller of the TELES AG line of products in North America. The other division is NWB Telecom, which acts as a long distance wholesale termination provider. It primarily offers international routes to domestic carriers for the termination of voice over internet phone service. A third operating division was organized at the end of the third quarter of 2009 and has been named NWB Retail. The Company operates two legal entities in Mexico as subsidiaries.

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

NWB Retail:  Revenue is recognized when services are rendered to the customer.

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

Inventory: We maintain a reserve for obsolescence of inventory based on the nature of the equipment and our ability to upgrade it to current status.

Consolidation : New World Brands has added two foreign subsidiaries in Mexico that are virtually wholly owned by the company.  These subsidiaries commenced operations in the month of July 2009 and maintain their books using US GAAP for reporting and consolidation purposes of the company’s quarterly and annual reports. Intercompany transactions are eliminated in the consolidation.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with US GAAP. However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period.

Recently Adopted Accounting Pronouncements

ASU No. 2010-09, “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”)

ASU 2010-09 amends ASC Subtopic 855-10, “Subsequent Events — Overall” (“ASC 855-10”) and requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09 during the quarter ended March 31, 2010. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.”  (“ASU 2009-16”)

ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”)

ASU 2009-13 requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements

ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”)

ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” (“ASU 2009-17”)

ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

ASU 2010-13, “Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” (“ASU 2010-13”)

ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE B                                                  INVENTORIES

Inventories as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
Resale Hardware	2010	2009

Finished Goods inventories	$2,525,998	$2,526,804
Less allowance for obsolete inventories	(83,000)	(88,900)

Inventories, net	$2,442,998	$2,437,904

NOTE C                 NOTES PAYABLE

P&S credit line

The current balance outstanding has been maintained at $1,050,000.  This balance is unchanged from the previous quarter. The company is in compliance with the terms of the loan agreement as per the most recent loan documents and amendments to such. The most recent interest rate paid on this loan was 5.25% per the March 2010 interest charge. This loan is paid interest only during its term with the entire balance due upon maturity in May of 2012.

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

The company maintains its balance on the TELES loan unchanged from the prior quarter and within the terms of the most recent amended loan agreement documents. The interest rate on this loan is a fixed rate of 5%.

SSB and P&S loans

Effective June 19, 2009, New World Brands, Inc. entered into a Loan Agreement with Sigram Schindler Beteiligungsgesellschaft GmbH (“SSB”), pursuant to which SSB agreed to loan the Company up to $250,000 at an interest rate of 18% per annum with an original maturity date of December 31, 2009 (“SSB Loan”). The Company received $125,000 under the SSB Loan from SSB on June 19, 2009.

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

These loans are currently still outstanding, the lendors have agreed to extend them beyond their original maturity date, and have not called the notes as of March 31, 2010. The notes are considered due on demand and have been classified as current liabilities on the accompanying condensed consolidated balance sheets.

This was reported in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009. Please note that these loans are current liabilities and are not reflected in the maturities as part of “notes payable, current portion”

Amendments to loan covenants

Amendments to both the P&S credit line and the TELES Loan were agreed to by all parties effective June 29, 2009 that temporarily waived the covenants relating to certain financial ratios in these agreements until March 31, 2010.  Agreement has been reached to extend the waiver to December 31, 2011.

Other loans

We have a total of approximately $10,000 of principal remaining in a loan on one company-owned vehicle. The balance is for a truck that carries a term of 3 years and an interest rate of 0%, and is due to expire in 2011.

Total maturities of all notes payable as of March 31, 2010 were as follows:

2010	$249,930
2011	—
2012	2,050,000
2013	—

Total notes payable	2,299,930

Notes payable, current portion	(249,930)

Notes payable, net of current portion	$2,050,000

For the three months ended March 31, 2010 and 2009, interest expense was $33,000 and $22,000 respectively.

NOTE D                 CAPITAL LEASES

Description of Leasing Arrangements and Depreciation

The company is the lessee of equipment under capital leases expiring in various years through 2013.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or their fair value of the asset.  The assets are depreciated over the lower of their related lease terms or their estimated productive lives.  Depreciation of assets under capital leases is included in depreciation expense for 2010 and 2009.

2010	$50,481
2011	43,610
2012	10,604
2013	353
Subsequent to 2013	—
105,048

Less: Amount representing interest	(15,203)
Present value of net minimum lease payment	$89,845
Less: Current Portion	(55,947)
Long-Term Portion of Capital Leases	$33,898

NOTE E                 STOCKHOLDERS’ EQUITY

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for the three months ended March 31, 2010 and 2009:

3 months
Ended March 31
2009
Weighted average number of shares
Basic (Common Stock)	411,879,673

Total Basic	411,879,673

Effect of dilutive securities
Common Stock - options and warrants
Preferred Stock - options and warrants	—

Total Dilutive	—

Weighted average number of shares outstanding (Basic and diluted)	411,879,673

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556
Preferred Stock (as converted to Common Stock)	—

Total	472,930,229

2010
Weighted average number of shares
Basic (Common Stock)	470,698,369

Total Basic	470,698,369

Effect of dilutive securities
Common Stock - options and warrants
Preferred Stock - options and warrants	—

Total Dilutive	—

Weighted average number of shares outstanding (Basic and diluted)	470,698,369

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556
Preferred Stock (as converted to Common Stock)	—

Total	531,748,925

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

The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. Tax years 2007-2009 remain subject to examination by major tax jurisdictions.

The attached schedule provides an analysis of the material tax positions that NWB took on its consolidated income tax provision for the quarter ended March 31st, 2010.

March 31, 2010
Federal:
Current	$—
Deferred	—
State:
Current	1,126
Deferred	—
Benefit (provision) for income taxes	$1,126

	Amount	Rate
Computed income tax (benefit)	$(935,000)	34.0000%
State tax (benefit), net of federal benefit	(156,415)	5.6878%
Difference in tax rate in foreign jurisdiction	(1,152)	0.0419%
Prior year adjustments	(291,175)	10.5882%
Change in valuation allowance	1,378,450	-50.1255%
Nondeductible expenses	6,418	-0.2334%
Total income tax expense (benefit)	$1,126	-0.0410%

March 31, 2010
Deferred tax assets (short-term):
Allowance for doubtful accounts receivable	$40,896
Allowance for inventory obsolescence	31,835
Allowance for disputes	1,496
Deferred Tax Assets - Current	74,227

Valuation allowance	(74,227)
Net deferred tax assets-current	—

March 31, 2010
Deferred tax assets (non-current):
Net operating loss carryforwards	$5,140,592
Capital loss from sale of subsidiary	1,772,929
Depreciable & amortization	230,283
Deferred revenue	59,244
Charitable contribution carryforwards	8,977
Deferred tax assets-non-current:	7,212,025

Valuation allowance	(7,212,025)
Net deferred tax assets-non-current	—
Net deferred tax assets after valuation allowance	—

Deferred tax liability:
Depreciation	—
Total gross deferred tax liability	—
Net deferred tax assets after valuation	$—

As of March 31, 2010, the Company had U.S. net operating losses of approximately $11.2 million that can be carried forward for up to twenty years and deducted against future taxable income.  The net operating loss carryforwards expire in various years through 2030.  The company also has a U.S. capital loss carryforward of approximately $4.6 million that can be carried forward for five years and deducted against future capital gain income.  The capital loss carryforward expires in 2012.

As of March 31, 2010, the Company also had Mexican net operating losses of approximately $247,000 that can be carried forward for up to ten years and deducted against future taxable income.

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of March 31, 2010 was $7.3 million.  The increase in the valuation allowance was approximately $1.4 million for the quarter ended March 31, 2010, primarily due to operational losses for the year.

NOTE G                 Aeropointe Acquisition

In connection with the terms of the agreement between New World Brands Inc and Aeropoint Partners Inc., the company has issued shares to Aeropointe and to its former principals. On Feb 25, 2010, shares in the amount of 8,821,791 were issued from New World Brands’ common stock to Aeropointe Partners Inc. On March 22, 2010, 10,717,124 were issued to each of Steven Bell and Shawn Lane from New World Brands common stock. These shares were offset against a liability that was on the books of New World Brands as at December 31, 2009 in the amount if 55,868 which has now been eliminated and offset to equity.  Please find below the original note to the financials statements regarding this acquisition in the third quarter of 2009.

The total purchase price was $301,820, of which consideration valued at$55,868 is payable on January 15, 2010, in the form of 8,821,791 shares of common stock.  The net purchase price amount of $245,952 was paid in the form of 38,836,583 shares of common stock issued effective September 1, 2009.  The seller has agreed to contribute capital as consideration for issuance of the common stock, in the amount of $100,000, which was paid in October 2009.  The consideration has been reported as part of accounts receivable. The company acquired intangible assets valued at $38,405 at the date of acquisition, and satisfied accounts payable to the seller of $163,416.  The New World Brands common stock issued to the seller was valued based upon the average price of NWB stock for the ninety day period prior to the effective date of the acquisition at a price of $0.006333 per share. The difference between the issue price in the acquisition and the par value of the shares issued, $84,511, was recorded as a reduction in additional paid in capital in the 3rd quarter 2009.

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

NOTE I                  Liquidity

New World Brands liquidity position has continued to worsen in the most recent quarter. We have seen our net cash and total current assets reduce during the first quarter of 2010 while our accounts payable and our total current liabilities have grown.  Our ratio of current assets to current liabilities is slightly lower than it had been at the end of 2009(0.73 vs 0.80).  Our gross profit for the current quarter is an improvement over the same quarter a year ago and we have seen some of the benefits of our cost reduction program from 2009. However, the result is still reduced liquidity and available capital as at March 31, 2010.

The company’s recurring costs of operating has declined to achieve cashflow breakeven with a lower sales figure but we have not yet reached that level. We are also working to complete the restructuring of a majority of our debt and current liabilities to provide the timing for those payments to be more synchronous with our expectation of cash inflows.

NOTE J                 SUBSEQUENT EVENTS

As of May 21, short term loans to P & and SSB have not been called by our lenders and remain outstanding.

NOTE K                 BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the three month periods ended March 31, 2010 and 2009.  We are currently focused on three principal lines of business: (i) resale and distribution of VoIP and other telephony equipment, and related professional services, particularly as the exclusive North American distributor of products manufactured by TELES AG Informationstechnologien (“TELES”); (ii) telephony service resale, direct call routing and carrier support services; and (iii) administration and distribution of long-distance and international calling cards intended for distribution through retail outlets. Our VoIP-related telecommunications equipment distribution and resale business is operated under the divisional name “NWB Networks.” Our wholesale international VoIP service business is operated under the divisional name “NWB Telecom.” Our calling card business is operated under the divisional name “NWB Retail.”

	2010	2009
Net sales:

NWB Telecom	$2,088,754	$1,321,508

NWB Networks	1,326,097	692,331

NWB Retail	384,839	—

	3,799,690	2,013,839

Cost of sales:

NWB Telecom	(1,914,454)	(1,688,480)

NWB Networks	(1,057,532)	(449,535)

NWB Retail	(619,156)	—

	(3,591,142)	(2,138,015)

Gross profit:

NWB Telecom	174,300	(366,972)

NWB Networks	268,565	242,796

NWB Retail	(234,317)	—

	$208,548	$(124,176)

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

The Company has been in the telecom hardware and carrier business for over three years which is a relatively limited operating history compared to others in the same business and operates in a rapidly changing industry environment. Its ability to predict results or the actual effects of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company on a condensed basis include those factors discussed under Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K filed on April 15, 2010. These factors that could have a material adverse effect on the Company include, but are not limited to, the following:

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

•                  The company is dependent upon the sale of technology equipment, the TALKBox®, to governmental agencies for some of its revenue, and this source of revenue is subject to actions associated with public policy decisions that lie outside of our control and ability to project including certain factors such as the budgetary approval process and sudden changes in governmental priorities;

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

On October 5, 2009, New World Brands, Inc. executed an asset purchase agreement, with an effective date of September 1, 2009, in which the Company agreed to acquire certain assets of Aeropointe Partners Inc., a Texas Corporation. As part of the acquisition, the Company agreed to integrate five of Aeropointe’s staff members including officers and employees. Mr. R. Steven Bell, the CEO of Aeropointe, has been integrated into the Company in the position of President and Mr. Shawn Lane, the President of Aeropointe, has become the COO of the Company. For further information on this asset purchase agreement, see the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2009. Pursuant to that asset purchase agreement, the company acquired Aeropointe’s rights to a contract that New World Brands was the other party to, as well as the right to assume the staff and the location of Aeropointe operations. The consideration received by Aeropointe was 47,658,374 shares of New World Brand’s common stock, valued for that transaction at $0.006333 per share.   Of those 47,658,374 shares, 38,836,584 were issued effective September 1, 2009, and 8,821,791 were issued during the first quarter of 2010, on March 22, 2010.

On March 22, 2010, the Company issued 648,385 employee stock warrants which the Board had authorized in July of 2009.

On March 22, 2010, the Company also issued 21,434,248 shares: 10,717,124 each to R. Steven Bell and Shawn K. Lane, pursuant to information regarding the terms of the Aeropointe agreement. Subsequent information showed the issuance to have been in error, and the shares were not distributed to those shareholders and are being returned to the transfer agent to be cancelled.

In the first quarter of 2010, the Company also began transitioning its headquarters from Eugene, Oregon to a new location, in McKinney, Texas.

The Mexican subsidiaries and Aeropointe acquisition are being reported as part of NWB’s carrier division, NWB Telecom. The Mexican subsidiaries include a network operations center for our carrier division, and facilitate communication with NWB’s Spanish-speaking carrier customers.

During the first quarter of 2010, New World Brands refined its processes of operations for the retail division. The platform for services and the terminating routes were finalized and tested. We also modified the services being done in Mexico and moved additional technical activities there. The company also made the decision to reduce the emphasis on US technology development and determined that it could be better delivered by other means such as shifting activities to Mexico as stated and working with partners. In the respect, new world brands upgraded and improved the durability of its TALKBox® product using the services of Raytheon Corp. The company built and delivered its first production TALKBox® during this quarter to a county government in the state of Mississippi. We are continuing to pursue further sales in the state as part of the first step in marketing the emergency communications product.

Results of Operations

Company-wide revenue and gross profit.

Company-wide (referring to the Company’s two principal lines of business, on a consolidated basis) revenue, gross profit, and gross profit margin for the three month periods ended March 31st, 2010, 2009 and 2008, were as follows:

Revenue
Company-Wide					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31		$3,799,690	$2,013,839	$5,080,949	88.68%		-60.36%
June 30	$	n/a	$1,977,791	$6,603,386	n/a	%	-70.05%
September 30	$	n/a	$3,717,316	$5,818,906	n/a	%	-36.12%
December 31	$	n/a	$4,243,035	$2,776,933	n/a	%	52.80%
Year-to-Date March 31		$3,799,690	$2,013,839	$5,080,949	88.68%		-60.36%

Gross Profit
Company-Wide					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31		$208,548	$(124,176)	$704,391	267.95%		-117.63%
June 30	$	n/a	$233,041	$1,324,944	n/a	%	-82.41%
September 30	$	n/a	$652,692	$1,994,009	n/a	%	-67.27%
December 31	$	n/a	$330,537	$226,092	n/a	%	46.20%
Year-to-Date March 31		$208,548	$(124,176)	$704,391	267.95%		-117.63%

Gross Profit Margin
Company-Wide					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31	5.49%		-6.17%	13.86%	188.96%		-144.52%
June 30	n/a	%	11.78%	20.06%	n/a	%	-41.28%
September 30	n/a	%	17.56%	34.27%	n/a	%	-48.76%
December 31	n/a	%	7.79%	8.14%	n/a	%	-4.30%
Year-to-Date March 31	5.49%		-6.17%	13.86%	188.96%		-144.52%

While the revenue numbers for the Company overall have largely recovered from recession, gross profit has not. This is largely due to the sales of telephony equipment at a lower margin to retain competitiveness and to the negative gross profit of the NWB Retail division, which is currently establishing itself in the retail international telephony market.

The discussion below of gross profit on a per-business line or divisional basis provides additional information regarding each line’s performance.

NWB Networks division revenue and gross profit.

NWB Networks, our VoIP and other telephony product distribution and resale business, focuses on the distribution, resale and support of TELES products, and, on a more limited basis, continues to act as a niche reseller of certain additional manufacturers’ products.

Revenue, gross profit and gross profit margin for the NWB Networks division for the three month periods ended March 31, 2010, 2009 and 2008 were as follows:

Revenue
NWB Networks					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31		$1,326,097	$692,332	$2,042,400	91.54%		-66.10%
June 30	$	n/a	$866,816	$2,653,742	n/a	%	-67.34%
September 30	$	n/a	$1,925,096	$1,535,641	n/a	%	25.36%
December 31	$	n/a	$713,873	$929,243	n/a	%	-23.18%
Year-to-Date March 31		$1,326,097	$692,332	$2,042,400	91.54%		-66.10%

Gross Profit
NWB Networks					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31		$268,565	$242,797	$374,174	10.61%		-35.11%
June 30	$	n/a	$312,906	$757,605	n/a	%	-58.70%
September 30	$	n/a	$400,404	$603,915	n/a	%	-33.70%
December 31	$	n/a	$192,117	$384,751	n/a	%	-50.07%
Year-to-Date March 31		$268,565	$242,797	$374,174	10.61%		-35.11%

Gross Profit Margin
NWB Networks					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31	20.25%		35.07%	18.32%	-42.25%		91.43%
June 30	n/a	%	36.10%	28.55%	n/a	%	26.44%
September 30	n/a	%	20.80%	39.33%	n/a	%	-47.11%
December 31	n/a	%	26.91%	41.40%	n/a	%	-35.00%
Year-to-Date March 31	20.25%		35.07%	18.32%	-42.25%		91.43%

                Our relationship with TELES AG, including our geographic exclusivity, has provided an opportunity for the Company to sell these products at an attractive margin and to build a support and service network for end-users and VARs. As our relationship with TELES has matured, other advantageous developments have included greater input by NWB into TELES product development. The Company, while maintaining its own geographic exclusivity for the distribution of TELES equipment, may sell TELES equipment anywhere in the world without restriction. We see the opportunity to sell TELES equipment in other segments and markets being reflected in the much improved results for the first quarter of 2010.

The Company has been selling TELES equipment as an exclusive distributor since July, 2007, with the TELES line having grown to become our dominant hardware product line. The table below shows the portion of NWB Networks divisional revenue, gross profit and gross profit margin attributable to sales of TELES products, in comparison to sales of all other products in the NWB Networks division, during the years of 2010, 2009 and 2008  on a quarterly and year-end basis.

The method of accounting for shipping in the cost of goods sold (“COGS”) for the NWB Networks division changed in Fiscal Year 2009. Previously, TELES and non-TELES sales were accounted for as separate divisions within the company, with all costs for NWB Networks specifically allocated to one product line or the other. The two product lines of the NWB Networks division have been combined for accounting purposes, with all costs, including the shipping costs, a part of COGS, accounted for in aggregate. For all 2010 and 2009 numbers in the tables below, the shipping cost portion of COGS is divided between TELES and non-TELES products proportionately to the revenue derived from each product line. The values for 2008 are accounted using the method in use at that time, with shipping costs allocated specifically to the cost of goods sold for either TELES or non-TELES products.

2008	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$748,150	$1,294,250	$15,342	$358,832	2.05%	27.73%
Q2	$340,896	$2,312,847	$26,962	$730,643	7.91%	31.59%
Q3	$275,215	$1,260,425	$28,574	$575,340	10.38%	45.65%
Q4	$338,072	$591,169	$116,139	$268,611	34.35%	45.44%

Year-to-Date March 31	$748,150	$1,294,250	$15,342	$358,832	2.05%	27.73%

2009	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$70,647	$621,686	$10,653	$232,144	15.08%	37.34%
Q2	$45,869	$820,946	$33,947	$278,959	74.01%	33.98%
Q3	$76,268	$1,848,828	$6,354	$394,050	8.33%	21.31%
Q4	$174,842	$539,031	$48,146	$143,971	27.54%	26.71%

Year-to-Date March 31	$70,647	$621,686	$10,653	$232,144	15.08%	37.34%

2010	Revenue NWB Networks (non-TELES)		Revenue TELES Products only		Gross Profit NWB Networks (non-TELES)		Gross Profit TELES Products only		Gross Profit Margin NWB Networks (non-TELES)		Gross Profit Margin TELES Products only

Q1		$66,668		$1,259,428		$57,288		$211,277	85.93%		16.78%
Q2	$	n/a	$	n/a	$	n/a	$	n/a	n/a	%	n/a	%
Q3	$	n/a	$	n/a	$	n/a	$	n/a	n/a	%	n/a	%
Q4	$	n/a	$	n/a	$	n/a	$	n/a	n/a	%	n/a	%

Year-to-Date March 31		$66,668		$1,259,428		$57,288		$211,277	85.93%		16.78%

The majority of our TELES equipment sales during the first quarter of 2010 have been of TELES’s mobile fixed wireless application gateways, marketed under the iGate and vGate brands. TELES mobile gateways provide a consolidated mobile, public switched telephone network (PSTN) and VoIP gateway solution to carriers and corporate network customers seeking to connect their private branch exchange (PBX) to mobile and VoIP services, and can be added to integrated services digital network (ISDN) and internet protocol (IP) environments for least cost routing and other advanced call routing and rerouting applications. Demand for the iGate and vGate brands did slow along with the demand for TELES equipment in general in the last two quarters of 2008 and first two quarters of 2009 due in part to the broad decline in economic conditions, but has substantially recovered by the first quarter of 2010, when sales for this equipment were more than double what they were in the first quarter of 2009.

All products purchased from TELES AG are per contract quoted in the base currency used by TELES, the Euro. New World Brands sells all goods to its customers in U.S. Dollars. As a result, we have a certain exposure to currency risk to the extent the relative value of the U.S. Dollar drops compared to the Euro. Increases in our exposure to currency risk due to the growth of our Euro-denominated inventory has been partially offset by payment agreements between NWB and TELES designed to mitigate risk. However, the dollar has gained value against the Euro during the first quarter of 2010, with the exchange rate shifting from $1.43 Dollars to the Euro as of December 31, 2009 to $1.35 Dollars to the Euro as of March 31, 2010.

We derive a significant amount of our revenue from a relatively small number of customers. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. Each of three customers accounted for 10% or more revenues for NWB Networks, of which one of those customers accounted for at least 10% the revenue for the Company as a whole during the three month period ending March 31, 2010, as outlined in the table below.

3 Months Ended
March 31, 2010	Significant Customer
Revenue (generated from resale of service to customers)	$400,738
Revenue as Portion of NWB Networks Division Revenue	30.22%
Revenue as Portion of Company-Wide Revenue	10.55%

customers, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large customer could adversely impact our results of operations if the revenue stream were not replaced by other sales.

NWB Telecom division revenue, gross profit and gross profit margin.

Revenue and cost of goods for the NWB Telecom division (wholesale VoIP services) for the three month periods ended March 31, 2010, 2009 and 2008 were as follows:

Revenue
NWB Telecom					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31		$2,088,754	$1,321,507	$3,038,549	58.06%		-56.51%
June 30	$	n/a	$1,110,975	$3,949,644	n/a	%	-71.87%
September 30	$	n/a	$1,792,220	$4,283,265	n/a	%	-58.16%
December 31	$	n/a	$2,848,185	$1,847,690	n/a	%	54.15%
Year-to-Date March 31		$2,088,754	$1,321,507	$3,038,549	58.06%		-56.51%

Gross Profit
NWB Telecom					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31		$174,300	$(366,972)	$330,217	147.50%		-211.13%
June 30	$	n/a	$(79,866)	$567,339	n/a	%	-114.08%
September 30	$	n/a	$252,288	$1,390,094	n/a	%	-81.85%
December 31	$	n/a	$153,216	$(158,659)	n/a	%	196.57%
Year-to-Date March 31		$174,300	$(366,972)	$330,217	147.50%		-211.13%

Gross Profit Margin
NWB Telecom					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31	8.34%		-27.77%	10.87%	130.03%		-355.47%
June 30	n/a	%	-7.19%	14.36%	n/a	%	-150.06%
September 30	n/a	%	14.08%	32.45%	n/a	%	-56.61%
December 31	n/a	%	5.38%	-8.59%	n/a	%	162.63%
Year-to-Date March 31	8.34%		-27.77%	10.87%	130.03%		-355.47%

NWB Telecom’s business model includes a portion of cost that is fixed cost and a portion of cost that is variable with the amount of traffic we terminate. When we are able to terminate a large volume of traffic, the increase in gross margin results from the portion of cost that is fixed regardless of volume, and we benefit as in the third quarter of 2008. When the volume drops, the variable profit declines but the fixed costs remain and we suffer a significant reduction in gross profit, as is seen in the last quarter of 2008 and the first two quarters of 2009. The NWB Telecom division has been lowering its fixed costs during the first quarter of 2010 and has maintained profitability for its third consecutive quarter.

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

During the first quarter of 2010, NWB Telecom had two significant vendors each accounting for over 10% of total vendor expenses for the Company. There were no vendors accounting for more than 10% of the division but not for the Company as a whole. The following table illustrates, for the first quarter of 2010, the revenue generated by the resale of minutes purchased from these significant vendors, as well as the related gross profit, in comparison to the associated revenue and gross profits of all other NWB Telecom vendors, and all other Company vendors as a whole, during the period.

3 Months Ended
March 31, 2010	Significant Vendors
Revenue (generated from resale of service purchased from vendors)	$958,201
Gross Profit (earned from resale of service purchased from vendors)	$80,581
Revenue as Portion of NWB Telecom Division Revenue	45.87%
Revenue as Portion of Company-Wide Revenue	25.22%
Gross Profit as Portion of NWB Telecom Division Profit	46.23%
Gross Profit as Portion of Company-Wide Profit	38.64%

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

We derive a significant amount of our revenue from a relatively small number of customers. If we were to lose one or more of these customers, and the business were not replaced, it could have an adverse impact on our results of operations and financial condition. Each of four customers accounted for 10% or more revenues for NWB Telecom, of which two of those customers each accounted for at least 10% the revenue for the Company as a whole during the three month period ending March 31, 2010, as outlined in the table below.

3 Months Ended	Two
March 31, 2010	Significant Customers
Revenue (generated from resale of service to customers)	$1,172,722
Revenue as Portion of NWB Telecom Division Revenue	56.14%
Revenue as Portion of Company-Wide Revenue	30.86%

Furthermore, our top ten customers accounted for the vast majority of NWB Telecom revenues during the three month period ending March 31, 2010. Although we continue to do business with these clients, and have no reason to believe we will cease doing business with any of them in the foreseeable future, the loss of any large client could adversely impact our results of operations if the revenue stream were not replaced by other sales.

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

Revenue
NWB Retail							Change
for 3 Months Ending and Year-to-Date	2010		2009		2008		2009-2010		2008-2009
March 31		$384,839	$	n/a	$	n/a	n/a	%	n/a	%
June 30	$	n/a	$	n/a	$	n/a	n/a	%	n/a	%
September 30	$	n/a		$—	$	n/a	n/a	%	n/a	%
December 31	$	n/a		$680,977	$	n/a	n/a	%	n/a	%
Year-to-Date March 31		$384,839	$	n/a	$	n/a	n/a	%	n/a	%

Gross Profit
NWB Retail							Change
for 3 Months Ending and Year-to-Date	2010		2009		2008		2009-2010		2008-2009
March 31		$(234,317)	$	n/a	$	n/a	n/a	%	n/a	%
June 30	$	n/a	$	n/a	$	n/a	n/a	%	n/a	%
September 30	$	n/a		$—	$	n/a	n/a	%	n/a	%
December 31	$	n/a		$(14,796)	$	n/a	n/a	%	n/a	%
Year-to-Date March 31		$(234,317)	$	n/a	$	n/a	n/a	%	n/a	%

Gross Profit Margin
NWB Retail							Change
for 3 Months Ending and Year-to-Date	2010		2009		2008		2009-2010		2008-2009
March 31	-60.89%		n/a	%	n/a	%	n/a	%	n/a	%
June 30	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%
September 30	n/a	%	0.00%		n/a	%	n/a	%	n/a	%
December 31	n/a	%	-2.17%		n/a	%	n/a	%	n/a	%
Year-to-Date March 31	-60.89%		n/a	%	n/a	%	n/a	%	n/a	%

During the first quarter of 2010, NWB Retail had nine customers comprising all sales. Six of these customers were part of a single operation purchasing three quarters of all traffic sold as measured by revenue. One other customer was responsible for 18.63% of NWB Retail’s revenues generated. None of these customers accounted for more than 10% of Company revenue for the period.

One NWB Retail vendor was responsible for 16.02% of all expenses for the Company and nearly all of the expenses for the division. The resale of minutes from this vendor accounted for all revenue generated by the NWB Retail division in the first quarter of 2010.  Management has addressed the reliance on a single vendor by bringing traffic “in house” to the NWB Telecom division. In recognition of the potential challenges to the profitability of the division if one or more NWB Retail customers were unable or unwilling to continue a business relationship with the Company, an emphasis is being placed on diversifying our customer base.

Summary: company-wide and divisional revenue, gross profit and gross profit margin, on a quarterly and year-end basis, for 2008 year to date.

The following tables duplicate information presented elsewhere in this Item 2, but we believe that the following presentation of that information in a summary format may be helpful to shareholders and potential investors. Reference is made to similar tables showing quarterly and year end results of operations for the year ending December 31, 2009, in the Company’s Form 10-K filed with the SEC on April 15, 2010, under Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The following presentation is not intended to substitute for any other portion of this Item 2.

2010	Revenue Company Wide	Revenue NWB Telecom	% of Company- Wide Revenue	Revenue NWB Networks (non-TELES)	% of Company- Wide Revenue	Revenue NWB Networks (TELES only)	% of Company- Wide Revenue	Revenue NWB Retail	% of Company- Wide Revenue

Q1	$3,799,690	$2,088,754	54.97%	$66,668	1.75%	$1,259,428	33.15%	$384,839	10.13%
Q2	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q3	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year to Date	$3,799,690	$2,088,754	54.97%	$66,668	1.75%	$1,259,428	33.15%	$384,839	10.13%

2010	Gross Profit Company Wide	Gross Profit NWB Telecom	% of Company- Wide Gross Profit	Gross Profit NWB Networks (non-TELES)	% of Company- Wide Gross Profit	Gross Profit NWB Networks (TELES only)	% of Company- Wide Gross Profit	Gross Profit NWB Retail	% of Company- Wide Gross Profit

Q1	$208,548	$174,301	83.58%	$57,288	27.47%	$211,277	101.31%	$(234,317)	-112.36%
Q2	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q3	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year to Date	$208,548	$174,301	83.58%	$57,288	27.47%	$211,277	101.31%	$(234,317)	-112.36%

2010	Gross Profit Margin Company Wide	Gross Profit Margin NWB Telecom	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin (TELES only)	Gross Profit Margin NWB Retail

Q1	5.49%	8.34%	85.93%	16.78%	-60.89
Q2	n/a	n/a	n/a	n/a	n/a
Q3	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a

Year to Date	5.49%	8.34%	85.93%	16.78%	-60.89

Total Company Expenses.

Total Company expenses (sales, marketing, general and administrative) for the three month periods ended March 31, 2010, 2009 and 2008 were as follows:

Total Company Expenses					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31		$1,263,725	$1,073,399	$1,550,777	17.73%		-30.78%
June 30	$	n/a	$1,020,626	$1,529,051	n/a	%	-33.25%
September 30	$	n/a	$1,727,894	$1,559,215	n/a	%	10.82%
December 31	$	n/a	$1,007,918	$1,203,874	n/a	%	-16.28%
Year-to-Date March 31		$1,263,725	$1,073,399	$1,550,777	17.73%		-30.78%

The substantial decrease in total expenses for the comparative three month periods is due primarily to decreases in bad debt write-offs, trade show and travel, legal and litigation, payroll, and accounting services. Total company expenses here remained static over the last two quarters but normal recurring expenses such as payroll have declined while one time items such as legal are up.

Interest.

The fluctuations in interest paid in 2008 were a function of changes in interest rates and principal owed during the year. The reduction in interest paid in the first two quarters of 2009 is the result of a lowering of the interest rate. Due to an increase in interest rates, the amount of interest paid increased from the third quarter of 2009 through the first quarter of 2010.

Interest (Company-Wide)					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31		$32,503	$22,249	$17,515	46.09%		27.03%
June 30	$	n/a	$25,410	$18,130	n/a	%	40.15%
September 30	$	n/a	$34,519	$30,443	n/a	%	13.39%
December 31	$	n/a	$30,625	$32,988	n/a	%	-7.16%
Year-to-Date March 31		$32,503	$22,249	$17,515	46.09%		27.03%

Depreciation and amortization.

Amortization and depreciation for the Company increased in the first three quarters of 2009 reflecting increased capital investment during prior periods in switching, routing, and tracking equipment and technology utilized by our NWB Telecom VoIP service business. Our U.S.-based operations have since invested a very limited amount in software technology, and as a result, our current amortization is negligible and not expected to increase in the near term.

Depreciation and Amortization (Company-Wide)					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31		$137,099	$154,102	$116,280	-11.03%		32.53%
June 30	$	n/a	$213,299	$142,165	n/a	%	50.04%
September 30	$	n/a	$102,976	$142,941	n/a	%	-27.96%
December 31	$	n/a	$161,924	$113,927	n/a	%	42.13%
Year-to-Date March 31		$137,099	$154,102	$116,280	-11.03%		32.53%

Net loss.

The above factors contributed to a net loss for the Company for the three month period ended March 31, 2010. The key factors in the amount of our losses in 2009 and the first quarter of 2010 can be attributed to a great degree to a significant loss of revenue over the prior period coupled with a reduction in gross margin on the revenue that was earned. While we made good progress in reducing our costs of running the business, it was not enough to reduce the net loss for this quarter. We have additional expenses related to the moving of our offices to Texas and some one-time reorganization costs.

The above factors contributed to a net loss for the Company for both the year ended December 31, 2008, all of 2009, and the first quarter of 2010. The Company’s net losses for the three month periods ended March 31, 2010, 2009, and 2008 were as follows:

Net Profit (Loss) (Company-Wide)					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010		2008-2009
March 31		$(983,233)	$(1,176,605)	$(833,121)	17.34%		-41.23%
June 30	$	n/a	$(812,780)	$(141,900)	n/a	%	-472.78%
September 30	$	n/a	$(1,132,969)	$436,882	n/a	%	-359.33%
December 31	$	n/a	$(1,063,478)	$(1,091,414)	n/a	%	2.56%
Year-to-Date March 31		$(983,233)	$(1,176,605)	$(833,121)	17.34%		-41.23%

Following is a summary of total company expenses, interest, amortization and depreciation, and resultant net profit/loss, allocated among our two operating divisions, NWB Telecom, NWB Networks, and NWB Retail, and showing NWB Networks results for non-TELES products and TELES products only.

Operations, January 1 through March 31, 2010	Company- Wide	Corporate Expenses		NWB Telecom	NWB Networks (non- TELES)	NWB Networks (TELES only)	NWB Retail

Gross Profit	$208,548	N/A		$174,301	$57,288	$211,277	$(234,317)

SG&A Expense(1)	$(1,126,627)	$(576,490	)(2)	$(312,248)	$(40,637)	$(149,869)	$(47,384)

Interest	$(32,503)	$(14,909)		$(17,495)	$(32)	$(117)	$—
Depreciation/Amortization	$(137,099)	$(13,195)		$(121,084)	$(601)	$(2,218)	$—
Other Income (Expense)	$116,260	$—		$11,159	$22,419	$82,681	$—
Provision for Income Taxes	$(1,126)	$(1,126)		$—	$—	$—	$—
Net Profit (Loss)	$(983,233)	$(605,720)		$(276,003)	$38,437	$141,754	$(281,701)

(1)	Includes management’s determination of sales, general and administrative expenses directly allocable to each division or line of business.

(2)

Includes indirectly allocable expenses, which include, for example, legal and accounting fees, costs of SEC compliance, costs of leasing and operating our facilities in Eugene, Oregon, McKinney, Texas, and Mexico and certain executive-level management costs.

Liquidity and Capital Resources

New World Brands liquidity position has continued to worsen in the most recent quarter. We have seen our net cash and total current assets reduce during the first quarter of 2010 while our accounts payable and our total current liabilities have grown.  Our ratio of current assets to current liabilities is slightly lower than it had been at the end of 2009(0.73 vs 0.80).  It has eroded our cash position to its lowest levels in three years and decreased our ratio of current assets to current liabilities to the point where we have more current debt than we have current assets. Both of these are important measures of our continue operations. The table below illustrates the changing position of cash, current assets and our liquidity ratios.

	March 31, 2010	December 31, 2009	December 31, 2008
Cash	$175,127	$317,061	$541,116
Current Assets	$4,433,511	$5,079,446	$4,311,544
Current Liabilities	$6,504,676	$6,387,712	$2,451,979
Current Ratio (current assets to current liabilities)	0.68:1	0.80:1	1.76:1
Quick Ratio (cash and accounts receivable to current liabilities)	0.72:1	0.28:1	0.62:1

We are certainly aware of the need to have sufficient cash to meet our short term obligations and our operating expenses.

The company had embarked on a cost reduction program to cut selling, general and administrative (SG&A) expenses. The intent has been to reduce the breakeven gross margin requirements and by extension a reduced level of sales to cover all expenses of the company and still be profitable. Our revenue results are improved over the same quarter a year ago but have not yet reached the level necessary to reach breakeven on cash flow basis or profitable. While we have had success in eliminating a number of SG &A costs and our recurring operating expenses are lower in the current quarter than they have been in the past, the total SG& A is up due to some one-time costs associated with moving our head offices and legal fees related to specific transactions.

We are also working to complete the restructuring of a majority of our debt and current liabilities to provide the timing for those payments to be more synchronous with our expectation of cash inflows.

Contractual
Payment Obligations	Total	<1 Year	2-3 Years	4-5 Years	>5 Years

Long Term Debt	$2,059,930	$8,125	$2,051,805	$—	$—

Capital Leases	$163,095	$54,031	$102,701	$6,363	$—

Operating Leases	$269,250	$68,690	$101,580	$39,940	$59,040

Purchase Obligations	—	—	—	—	—

Other Long Term Ob.	—	—	—	—	—

Total	$2,492,275	$130,846	$2,256,086	$46,303	$59,040

Capital expenditures.

In the first quarter of 2010, we have continued to add only at a nominal rate to our existing infrastructure, similar to the fourth quarter of 2009. The Company’s operating assets are currently adequate for our existing volumes and projected growth.

The switching equipment will allow us to terminate more long distance calls at a lower rate per call. We are working integrally with TELES AG to use this as an opportunity to improve the performance of the TELES equipment that the NWB Networks division stocks and sells. This area is one where the synergy of our divisions is evident in the needs of one area benefitting the product  in the other. New World Brands has maintained this investment in telecom infrastructure as we feel that the results will allow us to be ableto grow faster as the economy recovers from the most recent recession and we will able to do at a lower cost than a year ago.

Capital Expenditures of Continuing Operations of New World Brands

Additions and Disposals over the Last Five Quarters

		Additions	Dispositions	Net Additions

Q1	2009	171,636	—	171,636

Q2	2009	8,453	(30,225)	(21,772)

Q3	2009	122,463	—	122,463

Q4	2009	19,337	(9,500)	9,837

Q1	2010	17,757	(31,382)	(13,625)

Comparative Three Months Ending March 31

2009	171,636	—	171,636

2010	17,757	(31,382)	(13,625)

Change (%)			-107.94%

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rule 13a-15(b) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report, in recording, processing, summarizing, and reporting the information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Finance Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There have been no material developments with respect to any of the legal proceedings described in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 1A.       RISK FACTORS

Factors that could have a material adverse effect on the operations and future prospects of the Company include those factors discussed in our Annual Report on Form 10-K, filed with the SEC on April 15, 2010, under Item 1A, “Risk Factors,” and other factors set forth in this Report, including without limitation under Part I, Item 2, “Management’s Discussion and Analysis—Disclosure Regarding Forward-Looking Statements,” and in our other SEC filings.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          (REMOVED AND RESERVED)

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

NEW WORLD BRANDS, INC.

Dated: May 21, 2010	By:	/s/ R. Steven Bell
R. Steven Bell
Chief Executive Officer

Dated: May 21, 2010		/s/ Shehryar Wahid
Shehryar Wahid
Chief Financial Officer