Form 10-Q
period 2010-06-30
NEW WORLD BRANDS INC
filed 2010-08-23
CIK 799426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

(972) 346-9117
(Registrant’s Telephone Number, Including Area Code)

10015 Aeronca Lane, McKinney, Texas 75071

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 23, 2010, there were 480,582,997 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

NEW WORLD BRANDS, INC.
FORM 10-Q

For the quarterly period ended June 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
as of June 30, 2010 (unaudited)
and December 31, 2009

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$65,819	$317,061
Accounts receivable, net	307,611	1,272,408
Inventories, net	2,034,735	2,437,904
Prepaid expenses	55,400	100,549
Other current assets	464,954	783,966

Total Current Assets	2,928,519	4,911,888

Property and Equipment, net	806,081	1,105,498
Other Assets:
Deposits and other assets	388,812	526,841

Total Long Term Assets	1,194,893	1,632,339

Total Assets	$4,123,412	$6,544,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
as of June 30, 2010 (unaudited)
and December 31, 2009

	June 30, 2010	December 31, 2009
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$5,749,579	$5,318,128
Accrued expenses	496,269	457,878
Customer deposits	13,257	27,615
Capital leases, current portion	44,957	51,720
Notes payable, current portion	244,514	250,833
Other current liabilities	111,631	281,538

Total Current Liabilities	6,660,207	6,387,712

Long-Term Liabilities
Notes payable, net of current portion	2,051,805	2,051,806
Capital leases, net of current portion	34,372	41,262

Total Long-Term Liabilities	2,086,177	2,093,068

Total Liabilities	8,746,384	8,480,780

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock Series A preferred stock $0.01 par value, no shares issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 480,582,997 and 454,489,298 shares issued as of June 30, 2010 and December 31, 2009 respectively	4,805,829	4,544,892
Additional paid-in capital	10,487,034	10,555,003
Accumulated other comprehensive income	13,910	2,592
Accumulated deficit	(19,729,745)	(16,839,040)
	(4,422,972)	(1,736,553)
Less: Treasury shares (common 6,600,000 shares as of June 30, 2010 and December 31,2009) at cost	(200,000)	(200,000)
Total Stockholders’ Equity (Deficit)	(4,622,972)	(1,936,553)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,123,412	$6,544,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the Three Months Ended
June 30, 2010 and 2009

	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)

Net Sales
Hardware	$841,684	$866,816
Carrier Services	924,699	1,110,975
Retail	7,803	—

	1,774,186	1,977,791

Cost of Sales
Hardware	(839,769)	(553,910)
Carrier Services	(845,669)	(1,190,840)
Retail	(4,246)	—

	(1,689,684)	(1,744,750)

Gross Profit	84,502	233,041
Sales, General and Administrative Expenses	(1,958,623)	(1,020,626)

(Loss) Income from Operations	(1,874,121)	(787,585)

Other Income (Expense)
Interest Income (Expense)	(31,512)	(25,195)
Other Income	(3,347)	—

Total Other Income (Expense)	(34,999)	(25,195)

(Loss) Income Before Income Taxes	(1,909,120)	(812,780)
Provision for Income Taxes	350	—

Net (Loss) Income	$(1,908,770)	$(812,780)

Net Loss Per Share - basic and diluted	$—	$—

Weighted Average Number of Shares Outstanding During the Year

Basic and Diluted	497,577,534	411,879,673

Comprehensive Income (Loss)
Net (Loss) Income	$(1,908,770)	$(812,780)

Foreign currency translation adjustment	630	—

Comprehensive Loss	$(1,908,140)	(812,780)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the Six Months Ended
June 30, 2010 and 2009

	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)

Net Sales
Hardware	$2,167,781	$1,559,147
Carrier Services	3,013,453	2,432,483
Retail	392,642	—

	5,573,876	3,991,630

Cost of Sales
Hardware	(1,897,300)	(1,003,445)
Carrier Services	(2,760,123)	(2,879,320)
Retail	(623,402)	—

	(5,280,825)	(3,882,765)

Gross Profit	293,051	108,865
Sales, General and Administrative Expenses	(3,222,349)	(2,094,025)

(Loss) Income from Operations	(2,929,298)	(1,985,160)

Other Income (Expense)
Interest Income (Expense)	(64,015)	(24,570)
Other Income	103,522	20,345

Total Other Income (Expense)	39,507	(4,225)

(Loss) Income Before Income Taxes	(2,888,791)	(1,989,385)
Provision for Income Taxes	(776)	—

Net (Loss) Income	$(2,890,567)	$(1,989,385)

Net Loss Per Share - basic and diluted	$—	$—

Weighted Average Number of Shares Outstanding During the Year

Basic and Diluted	480,028,344	411,879,673

Comprehensive Income (Loss)
Net (Loss) Income	$(2,890,567)	$(1,989,385)

Foreign currency translation adjustment	11,317	—

Comprehensive Loss	$(2,879,250)	(1,989,385)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended
June 30, 2010 and 2009

	2010	2009
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss	$(2,890,567)	$(1,989,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,889	367,401
Allowance for doubtful accounts	819,769	9,900
Impairment of Intangible Asset (Aeropointe)	38,405
Stock Based Compensation-employee	124,349
Stock Based Compensation-non-employee	12,750

Changes in operating assets and liabilities
Accounts receivable	158,716	(157,703)
Inventory	403,168	(518,777)
Prepaid expenses	45,149	86,931
Other current assets	319,011	(55,771)
Deposits and other assets	93,625	116,355
Accounts payable	432,312	2,369,382
Accrued expenses and other liabilities	37,391	359,253
Customer deposits	(14,357)	(373,966)
Other current liabilities	(114,039)	—
Subtotal: Adjustments to reconcile net loss to net cash used in operating activities	1,828,369	2,203,005

Net cash (used in) provided by operating activities	(242,429)	213,620

Cash Flows from Investing Activities
Net purchases of property and equipment	(21,173)	(862,754)
Notes Receivable	30,717	—

Net cash (used in) provided by investing activities	9,544	(862,754)

Cash Flows from Financing Activities
Payments of principal on capital lease	(23,355)	(34,137)
Proceeds from notes payable	—	595,000
Payments of notes payable	(6,319)	(7,322)

Net cash provided by financing activities	29,674	553,541

Net Decrease in Cash and Cash Equivalents	(262,559)	(95,593)
Effect of Foreign Currency Translation Adjustment	11,317
Cash and Cash Equivalents at Beginning of Period	317,061	541,116

Cash and Cash Equivalents at End of Period	$65,819	$445,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended
June 30, 2010 and 2009

	2010	2009
	(unaudited)	(unaudited)

Cash paid during the period for:
Interest paid	$64,015	$44,325
Income taxes paid	—	—

Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through capital leases
Increase in property and equipment	9,703	$171,636
Increase in capital lease payable	(9,703)	(171,636	) )
Share issuance on consulting services Crescent Financial
Increase in common stock	12,750	—
Decrease in paid in capital	(12,750)	—

	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE A             LIQUIDITY

New World Brands liquidity position has deteriorated in the current quarter in terms of available cash. Our current cash position is the lowest in recent years and our current available assets are significantly less than our current liabilities (current ratio is approximately 0.44:1.0 and the dollar shortfall is a little over $2 million). We cannot meet our current obligations with the current available assets, are late or in default on meeting short term obligations and do not have any immediate sources of obtaining capital. Our status as a going concern is at risk unless our sales improve, we identify new sources of capital, and/or restructure our debts and obligations. We have significantly reduced our costs of operations and our breakeven in Q3 will be lower than that of Q2 which has already declined by about 35% over the previous year. We are in the process of restructuring much of our short term debt with TELES and, if successful, the impact may be a significant to our current ratio and improve our current assets to liabilities position. There is no guarantee that we will be successful in any of our present negotiations with TELES or otherwise.

NOTE B       ORGANIZATION, CAPITALIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

New World Brands, Inc. (“New World Brands”, “the Company”, “NWB”, “we”, “us” or “our”) is a Delaware corporation that is engaged in the telecommunications business. Recently, the Company has maintained three operating divisions:  NWB Networks, which is focused on the telecommunications hardware business and delivers voice over internet equipment, support, and solutions as a reseller of the TELES AG line of products in North America; NWB Telecom, which acted as a long distance wholesale termination provider and primarily offers international routes to domestic carriers for the termination of voice over internet phone service; and NWB Retail, organized in the third quarter of 2009.  In August, 2010, the Company made the decision to close the Telecom and Retail divisions and focus its resources on the Networks division.

The Company also operates two legal entities in Mexico as subsidiaries to support our operations.

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

Reserves and Allowances

Bad Debt: The Company maintains a reserve for bad debt based on historical activity and economic conditions specific to each division. We have increased our reserve when compared to the same period a year ago primarily to account for increased risk of non-payment due to the current poor general economic conditions. The reserve for bad debt was approximately $967,000 and $145,000 at June 30, 2010 and December 31, 2009, respectively.

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

Inventory: We maintain a reserve for obsolescence of inventory based on the nature of the equipment and our ability to upgrade it to current status. The age of the inventory and return policy of the vendor is taken into consideration in determining the reserve.

Consolidation: New World Brands has two foreign subsidiaries in Mexico that are controlled by the Company.  These subsidiaries commenced operations in the month of July 2009 and maintain their books using US GAAP for reporting and consolidation purposes of the company’s quarterly and annual reports while also keeping an adjusted record under Mexican GAAP for local tax filing. Intercompany transactions are eliminated in the consolidation.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with US GAAP. However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

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

NOTE C             INVENTORIES

Inventories as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
Resale Hardware	2010	2009

Finished Goods inventories	$2,317,373	$2,526,804
Less allowance for obsolete inventories	(282,638)	(88,900)

Inventories, net	$2,034,735	$2,437,904

NOTE D             NOTES PAYABLE

P&S Credit Line

The current balance outstanding has been maintained at $1,050,000.  This balance is unchanged from the previous quarter. There is no longer a requirement for maintenance of covenants as per the latest amendment to the agreement. However, the company is no longer in compliance with other terms of the loan agreement as per the most recent loan documents and amendments to such. The most recent interest rate paid on this loan was 5.25% per the June 2010 interest charge. This loan is paid interest only during its term with the entire balance due upon maturity in May of 2012. The company is delinquent in its interest payments, and unpaid interest on this loan at June 30, 2010 of approximately $9,000 is due. P & S has not issued any official notice of default to the Company. The total due to P & S Spirit including interest is $1,059,000. The company has been negotiating to restructure this debt, while there is no guarantee that such negotiations will be concluded successfully.

The principals of P&S Spirit LLC include Dr. Selvin Passen, who is a director and shareholder of the Company, as well as its former Chief Executive Officer.

TELES Loan Agreement

On February 21, 2008, the Company and TELES entered into a Term Loan and Security Agreement, effective February 15, 2008 (the “TELES Loan Agreement,” and the loan thereunder, the “TELES Loan”), providing the Company a loan of up to the principal amount of $1,000,000 (the “Commitment”) pursuant to which, from time to time prior to February 1, 2009 or the earlier termination in full of the Commitment, the Company could obtain advances from TELES up to the amount of the outstanding Commitment. Amounts borrowed may not be borrowed again, notwithstanding any payments thereunder. The outstanding balance of the TELES Loan will be due and payable on or before February 1, 2012. The outstanding principal amount of the TELES Loan is payable in 12 approximately equal quarterly installments commencing May 1, 2009. The Company executed on a portion of this agreement in December of 2008 by offsetting $600,000 of trade payables due to TELES towards the loan facility. On January 19, 2009 the company drew an amount of $400,000 paid in cash by TELES AG within the context of the “TELES Loan Agreement” bringing the total draw to the maximum amount of $1,000,000 as per the loan agreement. TELES AG and New World Brands also agreed at that time to a reduction in the interest rate of the loan from 7% as per the original agreement to a rate of 5% commencing on the draw of the first funds pursuant to this loan agreement.

The Company maintains its balance on the TELES loan unchanged from the prior quarter. The interest rate on this loan is a fixed rate of 5%. The Company is currently delinquent  on its interest payment obligations loan to TELES.  As a result, we are in the process of negotiating a potential restructuring of the TELES loan and the  current accounts payables due to TELES AG.

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

Effective June 19, 2009, the Company entered in to a Loan Agreement with P&S Spirit Investments, a general partnership (“P&S”) of which Dr. Selvin Passen, MD, is Manager (“P&S Loan”). The P&S Loan contemplates a loan to the Company by P&S of up to $250,000 with an initial maturity date of December 31, 2009 and payable with interest at 18% per annum. The Company received $125,000 of the P&S Loan on June 19, 2009. The P&S general partnership included individuals and/or investments by individuals who were both related parties to the Company and/or officers and/or directors or employees of the Company and/or relatives thereof. In addition to being a Director of P&S, Dr. Passen is also a Director of the Company.

These loans are all currently still outstanding, and while the lenders once agreed to extend them beyond their original maturity date, and have not called the notes as of August 19, 2010, the Company is now in default on the payments due on these loans, as well as on the principle, and there is no guarantee that any of the lenders will not call the notes or pursue legal action in an attempt to recover their loaned funds, (as Noah Kamrat did – see Item 1, Legal Matters, below). The notes are considered due on demand and have been classified as current liabilities on the accompanying condensed consolidated balance sheets.

This was reported in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009. The subject loans described herein are current liabilities and are  reflected in the maturities as part of “notes payable, current portion” of this filing.

Amendments to loan covenants

Amendments to both the P&S credit line and the TELES Loan were agreed to by all parties effective June 29, 2009 that temporarily waived the covenants relating to certain financial ratios in these agreements.  Agreement has been reached to extend the P&S waiver to December 31, 2011.

Other loans

We have a total of approximately $6,000 of principal remaining in a loan on one company-owned vehicle. The balance is for a Toyota pickup truck that carries a term of 3 years and an interest rate of 0%, and is due to expire in the first quarter of 2011.

Total maturities of all notes payable as of June 30, 2010 were as follows:

2010	$244,514
2011	1,805
2012	2,050,000
2013	—

Total notes payable	2,296,319

Notes payable, current portion	(244,514)

Notes payable, net of current portion	$2,051,805

For the three months ended June 30, 2010 and 2009, interest expense was $31,300 and $20,500 respectively, and for the six months ended June 30, 2010 and 2009, interest expense was $64,300 and $37,500 respectively.

NOTE E             CAPITAL LEASES

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

2010	$48,298
2011	34,901
2012	3,012
2013	-
Subsequent to 2013	—
86,211

Less: Amount representing interest	(6,882)
Present value of net minimum lease payment	$79,329
Less: Current Portion	(44,957)
Long-Term Portion of Capital Leases	$34,372

NOTE F             STOCKHOLDERS’ EQUITY

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for the three and six months ended June 30, 2010 and 2009:

	3 Months	6 Months
	Ended June 30	Ended June 30
2009
Weighted average number of shares
Basic (Common Stock)	411,879,673	411,879,673

Total Basic	411,879,673	411,879,673

Effect of dilutive securities
Common Stock - options and warrants
Preferred Stock - options and warrants	—	—

Total Dilutive	—	—

Weighted average number of shares outstanding (Basic and diluted)	411,879,673	411,879,673

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556	61,050,556
Preferred Stock (as converted to Common Stock)	—	—

Total	472,930,229	472,930,229

2010
Weighted average number of shares
Basic (Common Stock)	497,577,534	480,028,344

Total Basic	497,577,534	480,028,344

Effect of dilutive securities
Common Stock - options and warrants
Preferred Stock - options and warrants		—

Total Dilutive		—

Weighted average number of shares outstanding (Basic and diluted)	497,577,534	480,028,344

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556	61,050,556
Preferred Stock (as converted to Common Stock)		—

Total	558,628,090	541,078,900

NOTE G             INCOME TAXES

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

The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. Tax years 2006-2009 remain subject to examination by major tax jurisdictions.

The following schedule provides an analysis of our position in connection with relevant and material consolidated income tax provisions for the quarter ended June 30, 2010.

June 30, 2010
Federal:
Current	$—
Deferred	—
State:
Current	776
Deferred	—
Benefit (provision) for income taxes	$776

	Amount	Rate
Computed income tax (benefit)	$(1,489,018)	34.0000%
State tax (benefit), net of federal benefit	(227,700)	5.1993%
Difference in tax rate in foreign jurisdiction	(1,152)	0.0263%
Prior year adjustments	(291,176)	6.6487%
Change in valuation allowance	2,004,106	-45.7615%
Nondeductible expenses	5,715	-0.1305%
Total income tax expense (benefit)	$776	-0.0177%

June 30, 2010
Deferred tax assets (short-term):
Allowance for doubtful accounts receivable	$363,809
Allowance for inventory obsolescence	108,409
Allowance for disputes	7,249
Accrued interest expense	3,836
Deferred Tax Assets – Current	483,303

Valuation allowance	(483,303)
Net deferred tax assets-current	—

June 30, 2010
Deferred tax assets (non-current):
Net operating loss carryforwards	$5,361,023
Capital loss from sale of subsidiary	1,772,929
Depreciable & amortization	252,772
Deferred revenue	32,947
Charitable contribution carryforwards	8,935
Deferred tax assets-non-current:	7,428,606

Valuation allowance	(7,428,606)
Net deferred tax assets-non-current	—
Net deferred tax assets after valuation allowance	—

Deferred tax liability:
Depreciation	—
Total gross deferred tax liability	—
Net deferred tax assets after valuation	$—

As of June 30th, 2010, the Company had U.S. net operating losses of approximately $12.2 million that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carryforwards expire in various years through 2030. The Company also has a U.S. capital loss carryforward of approximately $4.6 million that can be carried forward for five years and deducted against future capital gain income.  The capital loss carryforward expires in 2012.

As of June 30th, 2010, the Company also had Mexican net operating losses of approximately $247,000 that can be carried forward for up to ten years and deducted against future taxable income.

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of June 30th, 2010 was $7.9 million. The increase in the valuation allowance was approximately $ .6 million for the quarter ended June 30th, 2010, which was primarily due to operational losses for the year.

NOTE H             AEROPOINTE ACQUISITION

In connection with the terms of the agreement between New World Brands Inc and Aeropointe Partners Inc., the company has issued shares to Aeropointe and to its former principals. On Feb 25, 2010, shares in the amount of 8,821,791 were issued from New World Brands’ common stock to Aeropointe Partners Inc.. These shares were offset against a liability that was on the books of New World Brands as at December 31, 2009 in the amount of $55,868 which has now been eliminated and offset to equity.

The total purchase price was $301,820, of which consideration valued at$55,868 is payable on January 15, 2010, in the form of 8,821,791 shares of common stock.  The net purchase price amount of $245,952 was paid in the form of 38,836,583 shares of common stock issued effective September 1, 2009.  The seller had agreed to contribute capital as consideration for issuance of the common stock, in the amount of $100,000, which was paid to the Company in October 2009.  The consideration has been reported as part of accounts receivable. The company acquired intangible assets valued at $38,405 at the date of acquisition, and satisfied accounts payable to the seller of $163,416.  The New World Brands common stock issued to the seller was valued based upon the average price of NWB stock for the ninety day period prior to the effective date of the acquisition at a price of $0.006333 per share. The difference between the issue price in the acquisition and the par value of the shares issued, $84,511, was recorded as a reduction in additional paid in capital in the third quarter of 2009. The balance of the intangible asset booked was written off in the second quarter of 2010 based on a valuation of future benefit of the asset. It was determined that it no longer had future benefit.

On March 22, 2010, 10,717,124 were issued to each of Steven Bell and Shawn Lane from New World Brands common stock based on the terms of the agreement for the issuance of performance shares when certain performance thresholds as outlined in the Aeropointe Acquisition agreement were met. The thresholds were not met and the shares were issued in error. The Company later rescinded and cancelled the shares on June 15, 2010.

NOTE I             RELATED PARTY TRANSACTIONS

We currently lease approximately 2,000 square feet of office space in McKinney Texas from a company controlled by our CEO and former COO pursuant to a $2,500 monthly lease expiring in December of 2010. The rate was evaluated at a market or below rate at the time but given the decline in the real estate market, the rent may exceed current market value. We also employ a cleaning company owned by our CEO to provide janitorial services to our offices at a cost of approximately $400/month. The Company also entered into an equipment reseller agreement with a business, Solutioneering, that lists the Company’s CEO and COO among its officers. As of June 30, 2010, there have been no transactions with this company.

NOTE J              COMMITMENTS AND CONTINGENCIES

Credit Facility with Pacific Continental Bank

The Company entered into an agreement for the use of various credit services with Pacific Continental Bank in February 2007. The conditions of this agreement require the deposit of $56,000 with the bank as security for the services as of June 30, 2010. The deposit is in the company’s money market account with the bank and is reported on the balance sheet as part of cash and cash equivalents.

NOTE K             SUBSEQUENT EVENTS

On or about July 1, 2010, the company settled an outstanding litigation matter with a former officer, Noah Kamrat. Another matter relating to staff has arisen in this period. Shawn Lane, our COO resigned on July 19, 2010 and has recently filed a lawsuit for wages owed. We are in settlement discussion with Mr. Lane and remain hopeful we can amicably resolve the matter.  The claim has been resolved pursuant to a settlement agreement with the release of all claims pending completion of the settlement terms and conditions.

TELES AG issued a letter to the Company on July 2, 2010 stating that they had made a change in the terms of the agreement.  The primary impact of the terms change is that we will no longer have geographic exclusivity for the majority of North America as we have had since 2007 but that we will have a customer based exclusivity for Canada and the United States. The letter also addresses the balance of the accounts payable due to TELES AG, by New World Brands in that they would like to see a return of a significant portion of the inventory we carry in stock to reduce the balance and that they are open to restructuring the remaining balance of the accounts payable and the note payable to a comprehensive long-term note. We are at present in negotiations on this matter and while hopeful that we will be able convert the majority of our short term debt to long term, we cannot commit with certainty that this will occur unless we reach agreement.

The company made the decision during the month of August to close down its NWB Telecom division, sell the assets and exit from the business segment. It also made the decision not to expand the start up project of NWB Retail to a fully operating division and has chosen to close this segment also.  The company will focus on the sales and service of hardware only.

NOTE L             BUSINESS SEGMENT REPORTING

The following presents our segmented financial information by business line for the six month periods ended June 30, 2010 and 2009.  We were focused on three principal lines of business: (i) resale and distribution of VoIP and other telephony equipment, and related professional services, particularly as the exclusive North American distributor of products manufactured by TELES AG Informationstechnologien (“TELES”); (ii) telephony service resale, direct call routing and carrier support services; and (iii) administration and distribution of long-distance and international calling cards intended for distribution through retail outlets. Our VoIP-related telecommunications equipment distribution and resale business is operated under the divisional name “NWB Networks.” Our wholesale international VoIP service business was operated under the divisional name “NWB Telecom.” Our calling card business was operated under the divisional name “NWB Retail.”.

	2010	2009
Net sales:

NWB Telecom	$3,013,453	$2,432,483

NWB Networks	2,167,781	1,559,147

NWB Retail	392,642	—

	5,573,876	3,991,630

Cost of sales:

NWB Telecom	(2,760,123)	(2,879,320)

NWB Networks	(1,897,300)	(1,003,445)

NWB Retail	(623,402)	—

	(5,280,825)	(3,882,765)

Gross profit:

NWB Telecom	253,330	(446,837)

NWB Networks	270,481	555,702

NWB Retail	(230,760)	—

	$293,051	$108,865

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

•	We have recurring quarterly and annual losses and continuing negative cash flow, which may continue, which have required us to reduce costs relative to gross margins;

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

•
We are unable to pay all of our currently due debts with the Company’s current assets, and may not be able to renegotiate with all creditors and contracted parties, which presents a significant risk of the Company being drained further of already sparse resources by claims and/or litigation, and the efforts that will most likely be required to avert or settle claims being made on the Company’s current obligations.

Overview of Business

A detailed review of the Company’s business is provided in Item 1, “Description of Business” in our Annual Report on Form 10-K, filed on April 15, 2009, which is incorporated herein by reference.

In the third quarter of 2009 the Company completed the setup of a Mexican business location, at Paseo de La Presa de la Olla, Guanajuato, GTO, Mexico 36000, in order to better meet the challenges of expanding business in Central and South America. To promote and expand its Mexican business interests, the Company completed the certification and organization of two fully-consolidated Mexican corporations, Wahid y Asociados, SA de CV, and NWB Technologies de Mexico S de RL de CV, located at the above Guanajuato address, which completed the process of receiving appropriate business licensing in Leon, Mexico effective July 7, 2009.

Our Mexican operations have not met our planned expectations, and as a result are in the process of being terminated. The Company’s Mexican employees are being terminated pursuant to and in full accordance with Mexican law, and the related Mexican lease shall expire according to our agreement.

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

In the second quarter of 2010, the Company transitioned its headquarters from Eugene, Oregon to its present location, in McKinney, Texas.

On August 9, 2010, after the end of the current Quarter, the Company’s Board of Directors authorized by written resolution to terminate the Company’s Telecom carrier division. The Company has also ceased all Retail calling card operations. The Company is now solely focused on the sale of hardware products and support services. The Mexican subsidiaries and Aeropointe acquisition are being reported as part of NWB’s carrier division, NWB Telecom, which will be closed as described herein. The Mexican subsidiaries included a network operations center for our carrier division.

 In the second quarter of 2010, the Company upgraded and improved the durability of its TALKBox® product using the services of Raytheon Corp. The Company built and delivered its first production TALKBox® during the first quarter to a county government in the state of Mississippi. We are continuing to pursue further sales in the state as part of the first step in marketing the emergency communications product.

Results of Operations

Company-wide revenue and gross profit.

Company-wide (referring to the Company’s two principal lines of business, on a consolidated basis) revenue, gross profit, and gross profit margin for the three month periods ended June 30, 2010, 2009 and 2008, were as follows:

Revenue
Company-Wide					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$3,799,690	$2,013,839	$5,080,949	88.68%	-60.36%
June 30		$1,774,186	$1,977,791	$6,603,386	-10.29%	-70.05%
September 30	$	n/a	$3,717,316	$5,818,906	n/a %	-36.12%
December 31	$	n/a	$4,243,035	$2,776,933	n/a %	52.80%
Year-to-Date June 30		$5,573,876	$3,991,630	$11,684,335	39.64%	-65.84%

Gross Profit
Company-Wide					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$208,549	$(124,176)	$704,391	267.95%	-117.63%
June 30		$84,502	$233,041	$1,324,944	-63.74%	-82.41%
September 30	$	n/a	$652,692	$1,994,009	n/a %	-67.27%
December 31	$	n/a	$330,537	$226,092	n/a %	46.20%
Year-to-Date June 30		$293,051	$108,865	$2,029,335	169.19%	-94.64%

Gross Profit Margin
Company-Wide				Change
for 3 Months Ending and Year-to-Date	2010	2009	2008	2009-2010	2008-2009
March 31	5.49%	-6.17%	13.86%	188.96%	-144.52%
June 30	4.76%	11.78%	20.06%	-59.57%	-41.28%
September 30	n/a %	17.56%	34.27%	n/a %	-48.76%
December 31	n/a %	7.79%	8.14%	n/a %	-4.30%
Year-to-Date June 30	5.26%	2.73%	17.37%	92.77%	-84.30%

The discussion below of gross profit on a business line or divisional basis provides additional information regarding each line’s performance.

NWB Networks division revenue and gross profit.

NWB Networks, our VoIP and other telephony product distribution and resale business, focuses on the distribution, resale and support of TELES products, and, on a more limited basis, acted as a reseller of certain manufacturers’ products other than that of TELES.

Revenue, gross profit and gross profit margin for the NWB Networks division for the three month periods ended June 30, 2010, 2009 and 2008 were as follows:

Revenue
NWB Networks					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$1,326,097	$692,332	$2,042,400	91.54%	-66.10%
June 30		$841,684	$866,816	$2,653,742	-2.90%	-67.34%
September 30	$	n/a	$1,925,096	$1,535,641	n/a %	25.36%
December 31	$	n/a	$713,873	$929,243	n/a %	-23.18%
Year-to-Date June 30		$2,167,781	$1,559,148	$4,696,142	39.04%	-66.80%

Gross Profit
NWB Networks					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$268,565	$242,797	$374,174	10.61%	-35.11%
June 30		$1,916	$312,906	$757,605	-99.39%	-58.70%
September 30	$	n/a	$400,404	$603,915	n/a %	-33.70%
December 31	$	n/a	$192,117	$384,751	n/a %	-50.07%
Year-to-Date June 30		$270,481	$555,703	$1,131,779	-51.33%	-50.90%

Gross Profit Margin
NWB Networks				Change
for 3 Months Ending and Year-to-Date	2010	2009	2008	2009-2010	2008-2009
March 31	20.25%	35.07%	18.32%	-42.25%	91.43%
June 30	-0.23%	36.10%	28.55%	-99.37%	26.44%
September 30	n/a %	20.80%	39.33%	n/a %	-47.11%
December 31	n/a %	26.91%	41.40%	n/a %	-35.00%
Year-to-Date June 30	12.48%	35.64%	24.10%	-64.99%	47.89%

The Company has sold TELES equipment as an exclusive distributor since July, 2007, with the TELES line having become our dominant hardware product line. The Company’s exclusivity was ended in July of 2010, after the end of the second quarter of 2010, and the Company is no longer an exclusive distributor of TELES equipment. The Company remains an authorized TELES distributor. The table below shows the portion of NWB Networks divisional revenue, gross profit and gross profit margin attributable to sales of TELES products, in comparison to sales of all other products in the NWB Networks division, during the years of 2010, 2009 and 2008  on a quarterly and year-end basis.

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

2008	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$748,150	$1,294,250	$15,342	$358,832	2.05%	27.73%
Q2	$340,896	$2,312,847	$26,962	$730,643	7.91%	31.59%
Q3	$275,215	$1,260,425	$28,574	$575,340	10.38%	45.65%
Q4	$338,072	$591,169	$116,139	$268,611	34.35%	45.44%

Year-to-Date June 30	$748,150	$1,294,250	$15,342	$358,832	2.05%	27.73%

2009	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$70,647	$621,686	$10,653	$232,144	15.08%	37.34%
Q2	$45,869	$820,946	$33,947	$278,959	74.01%	33.98%
Q3	$76,268	$1,848,828	$6,354	$394,050	8.33%	21.31%
Q4	$174,842	$539,031	$48,146	$143,971	27.54%	26.71%

Year-to-Date June 30	$70,647	$621,686	$10,653	$232,144	15.08%	37.34%

2010	Revenue NWB Networks (non-TELES)		Revenue TELES Products only		Gross Profit NWB Networks (non-TELES)		Gross Profit TELES Products only		Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1		$66,668		$1,259,428		$57,288		$211,277	85.93%	16.78%
Q2		$68,840		$772,845		$67,204		$-65,288	97.62%	-8.45%
Q3	$	n/a	$	n/a	$	n/a	$	n/a	n/a %	n/a %
Q4	$	n/a	$	n/a	$	n/a	$	n/a	n/a %	n/a %

Year-to-Date June 30		$135,508		$2,032,273		$124,492		$145,989	91.87%	7.18%

The majority of our TELES equipment sales during the second quarter of 2010 consisted ofTELES’s mobile fixed wireless application gateways which were marketed under the iGate and vGate brands. TELES mobile gateways provide a consolidated mobile, public switched telephone network (PSTN) and VoIP gateway solution to carriers and corporate network customers seeking to connect their private branch exchange (PBX) to mobile and VoIP services, and can be added to integrated services digital network (ISDN) and Internet protocol (IP) environments for least cost routing and other advanced call routing and rerouting applications. Demand for the iGate and vGate brands slowed along with the demand for TELES equipment in general in the last two quarters of 2008 and first two quarters of 2009 due in part to the broad decline in economic conditions, then substantially recovered by the first quarter of 2010, when sales for this equipment were more than double what they were in the first quarter of 2009. In the second quarter of 2010 sales declined by 5.9% from the second quarter of 2009.

All purchases are invoiced in Euro currency. As a result, we have a certain exposure to currency risk to the extent the relative value of the U.S. dollar drops compared to the Euro. Increases in our exposure to currency risk due to the growth of our Euro-denominated inventory has been partially offset by payment agreements between NWB and TELES designed to mitigate such risk. However, the dollar has gained value against the Euro during the second quarter of 2010, with the exchange rate shifting from $1.35 dollars to the Euro at the beginning of the second quarter of 2010 to $1.23 Dollars to the Euro as of June 30, 2010 and there is no assurance the currency ratios will not materially negatively affect us going forward.

All products presently purchased from TELES AG have been purchased in the past within the context of the “TELES Partner Agreement.” TELES AG issued a letter to the Company on July 2, 2010 stating that they had made a change in the terms of the agreement.  The primary impact of the terms change is that we will no longer have geographic exclusivity for the majority of North America as we have had since 2007 but that we will have a customer based exclusivity for Canada and the United States. The letter also addresses the balance of the accounts payable due to TELES AG, by New World Brands in that they would like to see a return of a significant portion of the inventory we carry in stock to reduce the balance and that they are open to restructuring the remaining balance of the accounts payable and the note payable to a comprehensive long-term note. We are at present in negotiations on this matter and while hopeful that we will be able convert the majority of our short term debt to long term, we cannot commit with certainty that this will occur unless we reach agreement.

Other than TELES AG, our primary equipment vendor, NWB Networks had no significant customers or vendors from which we received any material revenue in the second quarter of 2010.

NWB Telecom division revenue, gross profit and gross profit margin.

On August 9, 2010, [subsequent to this reporting period], the Company’s Board of Directors authorized the termination of the Company’s telecommunications carrier division.  The revenues presented in this section reflect the past performance of the Company’s Telecom division, but the Company’s future reports are not expected at this time to include the Telecom carrier division component. Revenue and cost of goods for the NWB Telecom division (wholesale VoIP services) for the three month periods ended June 30, 2010, 2009 and 2008 were as follows:

Revenue
NWB Telecom					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$2,088,754	$1,321,507	$3,038,549	58.06%	-56.51%
June 30		$924,699	$1,110,975	$3,949,644	-16.77%	-71.87%
September 30	$	n/a	$1,792,220	$4,283,265	n/a %	-58.16%
December 31	$	n/a	$2,848,185	$1,847,690	n/a %	54.15%
Year-to-Date June 30		$3,013,453	$2,432,482	$6,988,193	23.88%	-65.19%

Gross Profit
NWB Telecom					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$174,300	$(366,972)	$330,217	147.50%	-211.13%
June 30		$79,030	$(79,866)	$567,339	198.95%	-114.08%
September 30	$	n/a	$252,288	$1,390,094	n/a %	-81.85%
December 31	$	n/a	$153,216	$(158,659)	n/a %	196.57%
Year-to-Date June 30		$253,330	$(446,838)	$897,556	156.69%	-149.78%

Gross Profit Margin
NWB Telecom				Change
for 3 Months Ending and Year-to-Date	2010	2009	2008	2009-2010	2008-2009
March 31	8.34%	-27.77%	10.87%	130.03%	-355.47%
June 30	8.55%	-7.19%	14.36%	-76.33%	-150.06%
September 30	n/a %	14.08%	32.45%	n/a %	-56.61%
December 31	n/a %	5.38%	-8.59%	n/a %	162.63%
Year-to-Date June 30	8.41%	-18.37%	12.84%	145.76%	-243.02%

NWB Telecom’s business model included a portion of cost that is fixed cost and a portion of cost that was variable with the amount of traffic we terminated. When we were able to terminate a large volume of traffic, an increase in gross margin resulted from the portion of cost that is fixed regardless of volume. When the volume dropped, the variable profit declined but the fixed costs remained, and we suffered a significant reduction in gross profit.

During the first quarter of 2010, NWB Telecom had two significant vendors each accounting for over 10% of total vendor expenses for the Company. One of these vendors, comprising 10.54% of Company expenditures attributable to profit centers, provided a service to the Company to facilitate the operations of NWB Telecom, though its service was not directly resold. The following table illustrates, for the second quarter of 2010, the revenue generated by the resale of minutes purchased from the other significant vendor, as well as the related gross profit, in comparison to the associated revenue and gross profits of all other NWB Telecom vendors, and all other Company vendors as a whole, during the period.

3 Months Ended
June 30, 2010	Significant Vendor
Revenue (generated from resale of service purchased from vendor)	$175,455
Gross Profit (earned from resale of service purchased from vendor)	$3,175
Revenue as Portion of NWB Telecom Division Revenue	18.97%
Revenue as Portion of Company-Wide Revenue	9.89%
Gross Profit as Portion of NWB Telecom Division Profit	4.02%
Gross Profit as Portion of Company-Wide Profit	3.76%

From time to time we prepaid certain vendors for a portion of future services.  In the event that our vendor was unable to supply the termination services for which we prepaid, we are unlikely to be able to recover all, if any, of such prepayments.  As we received the termination services for which we have prepaid, and now that we will no longer be receiving such services, we are applying our related prepaid expenses to the cost of goods sold for the now-discontinued NWB Telecom division.

Each of four customers accounted for 10% or more revenues for NWB Telecom, of which one of those customers accounted for at least 10% the revenue for the Company as a whole during the three month period ending June 30, 2010, as outlined in the table below. Furthermore, our top ten customers accounted for the vast majority of NWB Telecom revenues during the three month period ending June 30, 2010.

3 Months Ended
June 30, 2010	Significant Customer
Revenue (generated from resale of service to customers)	$189,652
Revenue as Portion of NWB Telecom Division Revenue	20.51%
Revenue as Portion of Company-Wide Revenue	10.69%

Our top ten customers accounted for the vast majority of NWB Telecom revenues during the three month period ending June 30, 2010. As the NWB Telecom division has been discontinued, the Company does not expect to receive further significant revenues from these customers, and is instead focusing on trying to develop income streams entirely through our hardware division, NWB Networks. If that is not successful it could seriously challenge the Company’s ability to pay its sales, general, and administrative, expenses in the near term.

NWB Retail division revenue, gross profit and gross profit margin.

The NWB Retail division was organized in the fourth quarter of 2009. An initial project was unable to generate returns to offset the costs of starting it up. The company recently made the decision to not expand this activity to normal operations and will be winding down the division.  Management believes that the Company must focus its resources in the near term on the sales of hardware through our NWB Networks division.

Revenue
NWB Retail							Change
for 3 Months Ending and Year-to-Date	2010		2009		2008		2009-2010		2008-2009
March 31		$384,839	$	n/a	$	n/a	n/a	%	n/a	%
June 30		$7,803	$	n/a	$	n/a	n/a	%	n/a	%
September 30	$	n/a		$—	$	n/a	n/a	%	n/a	%
December 31	$	n/a		$680,977	$	n/a	n/a	%	n/a	%
Year-to-Date June 30		$392,642	$	n/a	$	n/a	n/a	%	n/a	%

Gross Profit
NWB Retail							Change
for 3 Months Ending and Year-to-Date	2010		2009		2008		2009-2010		2008-2009
March 31		$(234,317)	$	n/a	$	n/a	n/a	%	n/a	%
June 30		$3,557	$	n/a	$	n/a	n/a	%	n/a	%
September 30	$	n/a		$—	$	n/a	n/a	%	n/a	%
December 31	$	n/a		$(14,796)	$	n/a	n/a	%	n/a	%
Year-to-Date June 30		$(230,760)	$	n/a	$	n/a	n/a	%	n/a	%

Gross Profit Margin
NWB Retail						Change
for 3 Months Ending and Year-to-Date	2010	2009		2008		2009-2010		2008-2009
March 31	-60.89%	n/a	%	n/a	%	n/a	%	n/a	%
June 30	-45.60%	n/a	%	n/a	%	n/a	%	n/a	%
September 30	n/a %	0.00%		n/a	%	n/a	%	n/a	%
December 31	n/a %	-2.17%		n/a	%	n/a	%	n/a	%
Year-to-Date June 30	-158.77%	n/a	%	n/a	%	n/a	%	n/a	%

During the second quarter of 2010, NWB Retail received revenue from a total of three customers. One customer was responsible for over 75% of NWB Retail’s revenues. None of these customers accounted for more than 10% of Company revenue for the period. NWB Retail had only two vendors in the second quarter of 2010, with one accounting for over 98% of division expenditures. Neither vendor was significant at a company level.

Management has concluded that the Company’s must in the near term focus on hardware sales through its NWB Networks division and is not expecting any further Retail costs or revenues.

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

2010	Revenue Company Wide	Revenue NWB Telecom	% of Company- Wide Revenue	Revenue NWB Networks (non-TELES)	% of Company- Wide Revenue	Revenue NWB Networks (TELES only)	% of Company- Wide Revenue	Revenue NWB Retail	% of Company- Wide Revenue

Q1	$3,799,690	$2,088,754	54.97%	$66,668	1.75%	$1,259,428	33.15%	$384,839	10.13%
Q2	1,774,186	924,699	52.12%	68,840	3.88%	772,844	43.56%	7,803	0.44%
Q3	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year to Date	$5,573,876	$3,013,453	54.06%	$135,508	2.43%	$2,032,273	36.46%	$392,642	7.04%

2010	Gross Profit Company Wide	Gross Profit NWB Telecom	% of Company- Wide Gross Profit	Gross Profit NWB Networks (non-TELES)	% of Company- Wide Gross Profit	Gross Profit NWB Networks (TELES only)	% of Company- Wide Gross Profit	Gross Profit NWB Retail	% of Company- Wide Gross Profit

Q1	$208,548	$174,300	83.58%	$57,288	27.47%	$211,277	101.31%	$(234,317)	-112.36%
Q2	85,503	79,030	93.52%	67,204	79.53%	(65,288)	-77.26%	3,557	4.21%
Q3	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year to Date	$293,051	$253,330	86.45%	$124,492	42.48%	$145,989	49.82%	$(230,760)	-78.74%

2010	Gross Profit Margin Company Wide	Gross Profit Margin NWB Telecom	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin (TELES only)	Gross Profit Margin NWB Retail

Q1	5.49%	8.34%	85.93%	16.78%	-60.89%
Q2	4.76%	8.55%	97.62%	-8.45%	45.59%
Q3	n/a	n/a	n/a	n/a	n/a
Q4	n/a	n/a	n/a	n/a	n/a

Year to Date	5.26%	8.41%	91.87%	7.18%	-58.77%

Total Company Expenses.

Total Company expenses (sales, marketing, general and administrative) for the three month periods ended June 30, 2010, 2009 and 2008 were as follows:

Total Company Expenses					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$1,263,726	$1,073,399	$1,550,777	17.73%	-30.78%
June 30		$1,958,623	$1,020,626	$1,529,051	91.90%	-33.25%
September 30	$	n/a	$1,727,894	$1,559,215	n/a %	10.82%
December 31	$	n/a	$1,007,918	$1,203,874	n/a %	-16.28%
Year-to-Date June 30		$3,222,349	$2,094,025	$3,079,828	53.88%	-32.01%

The increase in total expenses for the comparative three month and six month periods is due primarily to increases in bad debt write-offs., legal and litigation. Total company expenses aside from those stated above have decreased significantly and the expectation is that they will do so again in the current quarter based on the complete implementation of cost savings measures already in place. The items that have increased the total company expenses are primarily one-time items and the savings have been in recurring items.

Interest.

The increase in interest expense is primarily due to the short term high rate note payable agreements we engaged in during the third quarter of 2009.  These notes are still outstanding and unpaid at this time

Interest (Company-Wide)					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$32,503	$22,249	$17,515	46.09%	27.03%
June 30		$31,512	$25,410	$18,130	24.01%	40.15%
September 30	$	n/a	$34,519	$30,443	n/a %	13.39%
December 31	$	n/a	$30,625	$32,988	n/a %	-7.16%
Year-to-Date June 30		$64,015	$47,659	$35,645	34.32%	33.70%

Depreciation and amortization.

Amortization and depreciation for the Company increased in the first two quarters of 2010 have dropped compared to the prior year as the Company’s reduced purchasing of assets is starting to reflect reduced capital investment over the last few quarters. Our U.S.-based operations currently invest very limited amounts in software technology, and as a result, our current amortization is negligible and not expected to increase in the near term.

Depreciation and Amortization (Company-Wide)					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$137,099	$154,102	$116,280	-11.03%	32.53%
June 30		$187,051	$213,299	$142,165	-12.31%	50.04%
September 30	$	n/a	$102,976	$142,941	n/a %	-27.96%
December 31	$	n/a	$161,924	$113,927	n/a %	42.13%
Year-to-Date June 30		$324,150	$367,401	$258,445	-11.77%	42.16%

Net loss.

The above factors contributed to a net loss for the Company for the three month period ended June 30, 2010. The key factors in the amount of our losses in 2009 and the first half of 2010 can be attributed to a great degree to a significant loss of revenue over the prior period coupled with a reduction in gross margin on the revenue that was earned. We have had additional expenses related to the moving of our offices to Texas and some one-time reorganization costs.

The Company’s net losses for the three month periods ended June 30, 2010, 2009, and 2008 were as follows:

Net Profit (Loss) (Company-Wide)					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$(983,233)	$(1,176,605)	$(833,121)	16.43%	-41.23%
June 30		$(1,907,334)	$(812,780)	$(141,900)	-134.67%	-472.78%
September 30	$	n/a	$(1,132,969)	$436,882	n/a %	-359.33%
December 31	$	n/a	$(1,063,478)	$(1,091,414)	n/a %	2.56%
Year-to-Date June 30		$(2,890,567)	$(1,989,385)	$(975,021)	-45.30%	104.04%

Following is a summary of total company expenses, interest, amortization and depreciation, and resultant net profit/loss, allocated among our three past operating divisions, NWB Telecom, NWB Networks, and NWB Retail, and showing NWB Networks results for non-TELES products and TELES products.

Operations, January 1 through June 30, 2010	Company- Wide	Corporate Expenses		NWB Telecom	NWB Networks (non- TELES)	NWB Networks (TELES only)	NWB Retail

Gross Profit	$293,051	N/A		$253,330	$139,481	$130,999	$(230,759)

SG&A Expense(1)	$(2,898,199)	$(1,195,737	)(2)	$(488,250)	$(596,741)	$(560,453)	$(57,018)

Interest	$(64,015)	$(30,424)		$(33,451)	$(72)	$(68)	$—
Depreciation/Amortization	$(324,150)	$(71,731)		$(246,688)	$(2,955)	$(2,776)	$—
Other Income (Expense)	$103,522	$578		$(2,157)	$54,198	$50,903	$—
Provision for Income Taxes	$(776)	$(776)		$—	$—	$—	$—
Net Profit (Loss)	$(2,890,567)	$(1,298,090)		$(517,216)	$(406,089)	$(381,395)	$(287,777)

(1)	Includes management’s determination of sales, general and administrative expenses directly allocable to each division or line of business.

(2)
Includes indirectly allocable expenses, which include, for example, legal and accounting fees, costs of SEC compliance, costs of leasing and operating facilities in Eugene, Oregon, McKinney, Texas, and Mexico and certain executive-level management costs.

Liquidity and Capital Resources

New World Brands liquidity position has deteriorated in the current quarter in terms of available cash. Our current cash position is the lowest in recent years and our current available assets are significantly less than our current liabilities (current ratio is approximately 0.44:1.0 and the dollar shortfall is a little over $2 million). Both of these are important measures of our continue operations. The table below illustrates the changing position of cash, current assets and our liquidity ratios.

	June 30, 2010	December 31, 2009	December 31, 2008

Cash	$65,819	$317,061	$541,116

Current Assets	$2,928,519	$5,079,446	$4,311,544

Current Liabilities	$6,660,207	$6,387,712	$2,451,979

Current Ratio (current assets to current liabilities)	0.44:1	0.80:1	1.76:1

Quick Ratio (cash and accounts receivable to current liabilities)	0.06:1	0.28:1	0.62:1

The company has experienced a declining trend in terms of its liquidity position as defined by its ability to meet short term obligations as shown in the graph above.  The current quarter is weakest of the three periods shown above from the perspective of liquidity. We are certainly aware of the need to have sufficient cash to meet our short term obligations and our operating expenses.

We cannot meet our current obligations with the current available assets, are late or in default on meeting short term obligations and do not have any immediate sources of obtaining capital. On the basis of this quarter’s financials, and looking at a period of the next twelve months as a basis, we consider the company to be a going concern risk unless our sales improve, we identify new sources of capital, and/or restructure our debts and obligations. We have significantly reduced our costs of operations and our breakeven in Q3 will be lower than that of Q2 which has already declined by about 35% over the previous year. We are in the process of restructuring much of our short term debt with TELES, and if successful, the impact may be a significant  to our current ratio and improve our current assets to liabilities position.   There is no guarantee that we will be successful in any of our present negotiations with TELES or otherwise.

Contractual
Payment Obligations	Total	<1 Year	2-3 Years	4-5 Years	>5 Years

Notes Payable/Debt	$2,296,328	$244,514	$2,051,814	$—	$—

Capital Leases	$79,329	$44,957	$34,371	$—	$—

Operating Leases	$75,064	$39,714	$35,350	$—	$—

Purchase Obligations	—	—	—	—	—

Other Long Term Ob.	—	—	—	—	—

Total	$2,450,721	$329,185	$2,121,535	$—	$—

Capital expenditures.

We have made the decision in the month of August to close down all of our operations except that related to the selling and servicing of hardware, our NWB Networks division.  The company had not been investing in new equipment for the NWB Telecom division during the first half of 2010 because there was sufficient capacity to meet existing and expected volumes.  This is reflected in the net additions figures shown in the graph below.

Capital Expenditures of Continuing Operations of New World Brands

Additions and Disposals over the Last Six Quarters

		Additions	Dispositions	Net Additions

Q1	2009	171,636	—	171,636

Q2	2009	8,453	(30,225)	(21,772)

Q3	2009	122,463	—	122,463

Q4	2009	19,337	(9,500)	9,837

Q1	2010	17,757	(31,382)	(13,625)

Q2	2010	—	(13,119)	(13,119)

Comparative Six Months Ending June 30

2009	180,089	(30,225)	149,864

2010	17,757	(44,501)	(26,744)

Change (%)			-117.85%

The NWB Networks division’s capital needs are relatively modest compared to the Telecom division. We feel that there is some investment required to maintain and modify the TALKBox® product over the next six months but aside from this product, there are very limited capital expenditure needs to support sales and service.

The company believes that the approach and decisions that have been made in the last month will refocus our resources to the area that we best feel we have the opportunity to succeed.

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

Changes in Internal Control over Finance Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

CRG West

CRG West, a Los Angeles-based company from which NWB had been leasing space for equipment, has claimed $24,000.00 from NWB in allegedly overdue rent payments and holdover fees. The claims were first made by email in May 2009, for a smaller amount, and then progressed to a collection agency. NWB has retained an LA based attorney, Gerard Casale, to defend its interests and argue what NWB believes is a valid defense in this matter. CRG and their agency did not file suit on this matter in a court of law and the matter was settled in principal by execution of a settlement agreement between the parties, pursuant to which the Company agreed to pay $7500 to CRG in return for a full satisfaction of all claims by CRG against the Company. We believe we have a settlement in principle with CRG and await completion and closing of same.

Noah Kamrat

Noah Kamrat, a former Director and Officer of the Company and still a 10% shareowner, filed suit on June 4, 2010 in the Circuit Court for the State of Oregon, Case # 161012731, against the Company alleging breach of contract, failure to timely pay wages, and to recover funds loaned by Mr. Kamrat to the Company as part of the P&S/SSB-NWB loan referenced in Note C, above. The parties reached and executed a settlement agreement with Mr. Kamrat which is confidential in nature but involves a full and complete mutual release of claims. The matter was stayed on June 23, 2010 at the request of Mr. Kamrat’s attorney, pending completion of the settlement terms and conditions.

Shawn Lane

On August 2, 2010, Shawn Lane, former Chief Operating Officer, filed suit in the Circuit Court for the State of Texas, Case # 296- 3160-2010 against the Company alleging breach of contract, unjust enrichment and damages in the amount of $147,000. This claim has been resolved pursuant to a written settlement agreement with a release of all claims, pending completion of the settlement terms and conditions.

Cynthia Scoble

Cynthia Scoble, the Company’s former controller served a demand letters on the Company on June 7 and July 12, 2010, demanding $20,763 plus four extra months of COBRA coverage. Ms. Scoble has not yet filed a claim in Court on this matter, and there is no guarantee that such a case will not be filed, but the Company is engaged in an effort to resolve this matter amicably.

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

The Company may prove unable to file an FCC form 499A for past periods of its telecommunications carrier activities given that the Company has ceased its related telecommunications carrier activities.  As such, there is a risk that it will prove impossible to receive the requisite forms from our past customers, many of whom are out of business, so as to enable a 499A filing for the years 2007-2008. The Company believes that it owes no past due amounts with respect to the traffic carried through its former carrier division, but may not be able to demonstrate that to a sufficient degree to completely avoid incurring fines or penalties for failure to file past due Form 499s.

The continued cutbacks in staffing levels may result in a circumstance where no assurance can be given as to the future effectiveness of disclosure controls and procedures due to the concentration of key activities among a few individuals and the limited scope that may arise for the effective implementation of the Company’s current system of financial and disclosure controls.

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

NEW WORLD BRANDS, INC.

Dated: August 23, 2010	By:	/s/ R. Steven Bell
R. Steven Bell
Chief Executive Officer

Dated: August 23, 2010		/s/ Shehryar Wahid
Shehryar Wahid
Chief Financial Officer