Form 10-Q
period 2010-09-30
NEW WORLD BRANDS INC
filed 2010-11-22
CIK 799426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 033-91432

NEW WORLD BRANDS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0401674
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2015 SW 20th St., Suite 216, Ft. Lauderdale, FL	33315
(Address of Principal Executive Offices)	(Zip Code)

(954) 482-4470

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

10015 Aeronca Lane, McKinney, TX 75071

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

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 14, 2010, there were 480,582,997 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

NEW WORLD BRANDS, INC.

FORM 10-Q

For the quarterly period ended September 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New World Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

as of September 30, 2010 (unaudited)

and December 31, 2009

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$33,593	$317,061
Accounts receivable, net	88,364	1,272,408
Inventories, net	1,675,709	2,437,904
Prepaid expenses	—	100,549
Other current assets	241,787	783,966

Total Current Assets	2,039,453	4,911,888

Property and Equipment, net	154,704	1,105,498
Deposits and other assets	435,564	526,841

Total Long Term Assets	590,268	1,632,339

Total Assets	$2,629,721	$6,544,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

as of September 30, 2010 (unaudited)

and December 31, 2009

	September 30, 2010	December 31, 2009
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$5,521,818	$5,318,128
Accrued expenses	358,648	457,878
Customer deposits	100,836	27,615
Capital leases, current portion	58,828	51,720
Notes payable, current portion	230,319	250,833
Other current liabilities	142,325	281,538

Total Current Liabilities	6,412,774	6,387,712

Long-Term Liabilities
Notes payable, net of current portion	2,050,000	2,051,806
Capital leases, net of current portion	27,440	41,262

Total Long-Term Liabilities	2,077,440	2,093,068

Total Liabilities	8,490,214	8,480,780

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 1,000 shares authorized, 200 shares designated as Series A preferred stock Series A preferred stock $0.01 par value, no shares issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 480,582,997 and 454,489,298 shares issued as of September 30, 2010 and December 31, 2009 respectively	4,805,829	4,544,892
Additional paid-in capital	10,487,034	10,555,003
Accumulated other comprehensive income	13,408	2,592
Accumulated deficit	(20,966,764)	(16,839,040)
	(5,660,493)	(1,736,553)
Less: Treasury shares (common 6,600,000 shares as of September 30, 2010 and December 31, 2009) at cost	(200,000)	(200,000)
Total Stockholders’ Equity (Deficit)	(5,860,493)	(1,936,553)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,629,721	$6,544,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended

September 30, 2010 and 2009

	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)

Net Sales
Hardware	$161,140	$1,925,096

Cost of Sales
Hardware	(274,477)	(1,524,692)

Gross Profit (Loss)	(113,337)	400,404
Sales, General and Administrative Expenses	(588,434)	(1,152,177)

Loss from Operations	(701,771)	(751,773)

Other Income (Expense)
Interest Income (Expense)	(36,327)	(19,721)
Other Income (Expense)	(98,532)	—

Total Other Income (Expense)	(134,859)	(19,721)

Loss Before Income Taxes	(836,630)	(771,494)
Provision for Income Taxes	—	—

Net Loss from Continuing Operations	$(836,630)	$(771,494)

Loss from Discontinued Operations (NWB Telecom)	(397,071)	(323,944)
Loss from Discontinued Operations (NWB Retail)	(2,021)	(37,531)
Net Loss	$(1,235,721)	$(1,132,969)

Net Loss Per Share - basic and diluted	$—	$—

Weighted Average Number of Shares Outstanding During the Year

Basic and Diluted	480,582,997	426,695,950

Net Loss	$(1,235,721)	$(1,132,969)

Foreign currency translation adjustment	$(501)	$—

Comprehensive Loss	$(1,236,222)	$(1,132,969)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Nine Months Ended

September 30, 2010 and 2009

	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)

Net Sales
Hardware	$2,328,921	$3,484,244

Cost of Sales
Hardware	(2,171,777)	(2,528,137)

Gross Profit	157,144	956,107
Sales, General and Administrative Expenses	(3,017,507)	(2,486,566)

Loss from Operations	(2,860,363)	(1,530,459)

Other Income (Expense)
Interest Income (Expense)	(67,331)	(57,534)
Other Income (Expense)	(4,267)	—

Total Other Income (Expense)	(71,598)	(57,534)

Loss Before Income Taxes	(2,931,961)	(1,587,993)
Provision for Income Taxes	(776)	—

Net Loss from Continuing Operations	$(2,932,737)	$(1,587,993)

Loss from Discontinued Operations (NWB Telecom)	(905,189)	(1,496,830)
Loss from Discontinued Operations (NWB Retail)	(289,798)	(37,531)
Net Loss	$(4,127,724)	$(3,122,354)

Net Loss Per Share - basic and diluted	$—	$—

Weighted Average Number of Shares Outstanding During the Year

Basic and Diluted	479,730,591	416,872,704

Net Loss	$(4,127,724)	$(3,122,354)

Foreign currency translation adjustment	$10,816	$—

Comprehensive Loss	$(4,116,909)	$(3,122,354)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended

September 30, 2010 and 2009

	2010	2009
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss	$(4,127,724)	$(3,122,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	459,775	470,377
Allowance for doubtful accounts	670,198	29,400
Loss on disposal of assets	199,212	—
Impairment of assets related to discontinued operations	220,407	—
Impairment of intangible asset (Aeropointe)	38,405	—
Stock based compensation-employee	124,349	—
Stock based compensation-non-employee	12,750	—
Noncash compensation - employees	254,657	—

Changes in operating assets and liabilities
Accounts receivable	384,969	(672,957)
Inventory	941,688	(947,482)
Prepaid expenses	100,550	387,829
Other current assets	175,986	(157,290)
Deposits and other assets	143,797	140,625
Accounts payable	145,253	3,105,494
Accrued expenses and other liabilities	53,593	(107,097)
Customer deposits	73,222	4,508
Other current liabilities	(216,133)	174,005
Subtotal: Adjustments to reconcile net loss to net cash used in operating activities	3,782,678	2,427,412

Net cash used in operating activities	(345,046)	(694,942)

Cash Flows from Investing Activities
Purchases of property and equipment	(8,054)	(278,446)
Notes Receivable	87,852	—

Net cash provided(used in) by investing activities	79,798	(278,446)

Cash Flows from Financing Activities
Payments of principal on capital lease	(6,716)	(32,489)
Proceeds from notes payable	—	640,000
Payments of notes payable	(22,320)	(11,000)
Sale (Purchase) of common and preferred stock	—	245,952

Net cash (used in) provided by financing activities	(29,036)	842,463

Effect of Foreign Currency Translation Adjustment	10,816	2,594

Net Decrease in Cash and Cash Equivalents	(283,469)	(128,331)

Cash and Cash Equivalents at Beginning of Period	317,061	541,116

Cash and Cash Equivalents at End of Period	$33,593	$412,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

New World Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended

September 30, 2010 and 2009

	2010	2009
	(unaudited)	(unaudited)

Cash paid during the period for:
Interest paid	$103,370	$81,657
Income taxes paid	—	—

Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through capital leases
Increase in property and equipment	9,703	$10,299
Increase in capital lease payable	(9,703)	(10,299)

Share issuance
Increase in common stock	12,750	230,463
Increase in tangible assets	—	(38,405)
Decrease in accounts payable	—	(107,547)
Decrease in paid in capital	(12,750)	(84,511)

	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW WORLD BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE A             LIQUIDITY

New World Brands financial position has continued to decline in the third quarter of 2010.  The company’s decision to discontinue its carrier business has reduced the losses, reduced the revenue and the volume of cash through the company.  The cash balance of the company continues to trend downward to about half the balance as at June 30, 2010 and approximately 89% less than at December 31, 2009.  The current ratio has dropped to 0.32:1.0 and the majority of the current assets are represented by TELES inventory. We cannot meet our current obligations with the current available assets.  We are past due and/or in default on meeting short term obligations and do not have any immediate sources of obtaining capital. Our status as a going concern is at risk unless we improve our sales, identify new sources of capital, and/or restructure our debts and obligations. We have significantly reduced our costs of operations and our cash-flow breakeven in our fiscal fourth quarter will be lower than that of our fiscal third quarter (which has already declined by approximately 67% over the previous year). We are in the process of restructuring much of our short term debt with TELES AG and, if successful, the impact may have a significant impact on our asset/liability ratio and improve our current assets to liabilities position. There is no guarantee that we will be successful in any of our present negotiations with TELES or otherwise.

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

Reserves and Allowances

Bad Debt: The Company maintains a reserve for bad debt based on historical activity and economic conditions specific to each division. We have increased our reserve when compared to the same period a year ago primarily to account for increased risk of non-payment due to the current poor general economic conditions. The reserve for bad debt was approximately $815,000 and $145,000 at September 30, 2010 and December 31, 2009, respectively.

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

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with US GAAP. However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period.

Recently Adopted Accounting Pronouncements

In May 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-19, “Multiple Foreign Currency Exchange Rates (Topic 830)”. The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values occurring in the first interim or annual period ending on or after March 15, 2010. The amendments are to be applied retrospectively. The Company adopted these amendments in 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset.”  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010 with prospective application.  Early adoption is permitted with specific provisions.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13 (Topic 605-25), “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

NOTE C              INVENTORIES

Inventories as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
Resale Hardware	2010	2009

Finished Goods inventories	$1,921,690	$2,526,804
Less allowance for obsolete inventories	(245,981)	(88,900)

Inventories, net	$1,675,709	$2,437,904

NOTE D                DISCONTINUED OPERATIONS

New World Brands made the decision to close its carrier division, NWB Telecom, on August 9, 2010 by board resolution. Per the resolution, the operations were to be wound down, all staff terminated from the discontinued operations and all assets of the division to be liquidated as soon as possible. Earlier in the quarter, the company decided not to continue its NWB Retail division prior to it reaching fully operational status.

The costs incurred with respect to closing down these business units have been included in our loss from discontinued operations during the third quarter of 2010. The operations of the business unit are stated as part of discontinued operations in the accompanying consolidated financial statements.

The condensed statement of operations for the 9 months ended September 30, 2010 and 2009 below represent the reclassified discontinued operations of New World Brands as a result of the closure of NWB Telecom and NWB Retail.

Costs listed in the below table include gross profit and loss of the discontinued operations along with the costs of closing those operations. Closing costs involving approximately $220,000 in the impairment of equipment and $41,000 in other costs were incurred as part of closing the Company’s operations in Mexico.

	Selected Statements of Operations Data for the Company's Discontinued Operations for 9 Months Ended September 30

	2010	2009

Revenue from Discontinued Operations (NWB Telecom)	$3,130,108	$4,224,702
Revenue from Discontinued Operations (NWB Retail)	392,642	—
Total Revenue from Discontinued Operations	3,522,750	4,224,702

Income (Loss) Discontinued Operations (NWB Telecom)	(643,988)	(1,496,830)
Income (Loss) Discontinued Operations (NWB Retail)	(289,799)	(37,531)
Total Income (Loss) on Discontinued Operations	(933,787)	(1,534,361)
Loss on Disposal from Impairment and Other Costs	(261,201)	—
Comprehensive Loss on Discontinued Operations before Taxes	(1,194,988)	(1,534,361)
Income Tax Provision	—	—
Comprehensive Loss from Discontinued Operations	$(1,194,988)	$(1,534,361)

NOTE E             NOTES PAYABLE

P&S Credit Line

The current balance outstanding has been maintained at $1,050,000.  This balance is unchanged from the previous quarter. There is no longer a requirement for maintenance of covenants as per the latest amendment to the agreement. However, the company is no longer in compliance with other terms of the loan agreement as per the most recent loan documents and amendments to such. The most recent interest rate paid on this loan was 5.25% per the September 2010 interest charge. This loan is paid interest only during its term with the entire balance due upon maturity in May of 2012. The company is delinquent in its interest payments, and unpaid interest on this loan at September 30, 2010 of approximately $23,000 is due. P & S has not issued any official notice of default to the Company. The total due to P & S Spirit including interest is $1,073,000.

Subsequent to quarter end the company paid P & S Spirit the past due interest payments of approximately $23,000. The company continues negotiating the restructure of this debt. However, there is no guarantee that such negotiations will be resolved successfully.

The principals of P&S Spirit LLC include Dr. Selvin Passen, who had been a director and is currently a shareholder of the Company, as well as its former Chief Executive Officer and director

TELES Loan Agreement

On February 21, 2008, the Company and TELES entered into a Term Loan and Security Agreement, effective February 15, 2008 (the “TELES Loan Agreement,” and the loan thereunder, the “TELES Loan ”), providing the Company a loan of up to the principal amount of $1,000,000 (the “Commitment ”) pursuant to which, from time to time prior to February 1, 2009 or the earlier termination in full of the Commitment, the Company could obtain advances from TELES up to the amount of the outstanding Commitment. Amounts borrowed may not be borrowed again, notwithstanding any payments thereunder. The outstanding balance of the TELES Loan will be due and payable on or before February 1, 2012. The outstanding principal amount of the TELES Loan is payable in 12 approximately equal quarterly installments commencing May 1, 2009. The Company executed on a portion of this agreement in December of 2008 by offsetting $600,000 of trade payables due to TELES towards the loan facility. On January 19, 2009 the company drew an amount of $400,000 paid in cash by TELES AG within the context of the “TELES Loan Agreement” bringing the total draw to the maximum amount of $1,000,000 as per the loan agreement. TELES AG and New World Brands also agreed at that time to a reduction in the interest rate of the loan from 7% as per the original agreement to a rate of 5% commencing on the draw of the first funds pursuant to this loan agreement.

The Company maintains its balance on the TELES loan unchanged from the prior quarter. The interest rate on this loan is a fixed rate of 5%. The Company is currently delinquent on its interest payment obligations loan to TELES.  We are in the process of negotiating revised terms and conditions in connection with the TELES loan and the current accounts payables due to TELES AG. However, there is no assurance that we will be successful in such efforts.

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

Effective June 19, 2009, the Company entered in to a Loan Agreement with P&S Spirit Investments, a general partnership (“P&S”) of which Dr. Selvin Passen, MD, is Manager (“P&S Loan”). The P&S Loan contemplates a loan to the Company by P&S of up to $250,000 with an initial maturity date of December 31, 2009 and payable with interest at 18% per annum. The Company has $99,000 outstanding as of September 30, 2010 with respect to the P&S Loan, with the reduction in amount being the result of offsets from other agreements. The P&S general partnership included individuals and/or investments by individuals who were both related parties to the Company and/or officers and/or directors or employees of the Company and/or relatives thereof. In addition to being a Director of P&S, Dr. Passen is a former Director of the Company.

These loans are all currently still outstanding, and while the lenders once agreed to extend them beyond their original maturity date, and have not called the notes as of November 15, 2010, the Company is now in default on the payments due on these loans, as well as on the principle, and there is no guarantee that any of the lenders will not call the notes or pursue legal action in an attempt to recover their loaned funds, (as Noah Kamrat did – see Part II, Item 1, Legal Matters, below). The notes are considered due on demand and have been classified as current liabilities on the accompanying condensed consolidated balance sheets.

Amendments to loan covenants

Amendments to both the P&S credit line and the TELES Loan were agreed to by all parties effective June 29, 2009 that temporarily waived the covenants relating to certain financial ratios in these agreements.  Agreement has been reached to extend the P&S waiver to December 31, 2011.

Other loans

We have a total of approximately $6,000 of principal remaining in a loan on one company-owned vehicle. The balance is for a Toyota pick-up truck that carries a term of 3 years and an interest rate of 0%, and is due to expire in the first quarter of 2011.

Total maturities of all notes payable as of September 30, 2010 were as follows:

2010	$228,514
2011	1,805
2012	2,050,000
2013	—

Total notes payable	2,280,319

Notes payable, current portion	(230,319)

Notes payable, net of current portion	$2,050,000

For the three months ended September 30, 2010 and 2009, interest expense was $32,000 and $24,000 respectively, and for the nine months ended September 30, 2010 and 2009, interest expense was $96,500 and $82,000 respectively.

NOTE F             CAPITAL LEASES

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

2010	$67,309
2011	29,724
2012	2,325
2013	—
Subsequent to 2013	—
99,358

Less: Amount representing interest	(13,090)
Present value of net minimum lease payment	$86,268
Less: Current Portion	(58,828)
Long-Term Portion of Capital Leases	$27,440

NOTE G             STOCKHOLDERS’ EQUITY

Computation of Basic and Diluted Share Data

The following tables set forth the computation of basic and diluted share data for the three and nine months ended September 30, 2010 and 2009:

	3 Months	9 Months
	Ended September 30	Ended September 30
2009
Weighted average number of shares
Basic (Common Stock)	426,695,950	416,872,704

Total Basic	426,695,950	416,872,704

Effect of dilutive securities
Common Stock - options and warrants
Preferred Stock - options and warrants	—	—

Total Dilutive	—	—

Weighted average number of shares outstanding (Basic and diluted)	426,695,950	416,872,704

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556	61,050,556
Preferred Stock (as converted to Common Stock)	—	—

Total	487,746,506	477,923,260

2010
Weighted average number of shares
Basic (Common Stock)	480,582,997	479,730,591

Total Basic	480,582,997	479,730,591

Effect of dilutive securities
Common Stock - options and warrants
Preferred Stock - options and warrants	—	—

Total Dilutive	—	—

Weighted average number of shares outstanding (Basic and diluted)	480,582,997	479,730,591

Weighted average of options and warrants not included above (anti-diluted):
Basic (Common Stock)	61,050,556	61,050,556
Preferred Stock (as converted to Common Stock)		—

Total	541,633,553	540,781,147

NOTE H             INCOME TAXES

We account for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets amounts expected to be realized. US income taxes are not provided on undistributed earnings, which are expected to be permanently reinvested by the foreign subsidiary, unless the earnings can be repatriated in a tax-free or cash-flow neutral manner.

The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. Tax years 2006-2009 remain subject to examination by major tax jurisdictions.

The following schedule provides an analysis of our position in connection with relevant and material consolidated income tax provisions for the quarter ended September 30, 2010.

	September 30, 2010
Federal:
Current	$—
Deferred	—
State:
Current	776
Deferred	—
Benefit (provision) for income taxes	$776

Amount		Rate
Computed income tax (benefit)	$(1,823,018)	34.0000%
State tax (benefit), net of federal benefit	(258,853)	4.8277%
Difference in tax rate in foreign jurisdiction	15,000	-0.2798%
Prior year adjustments	(291,176)	5.4305%
Change in valuation allowance	2,353,790	-43.8991%
Nondeductible expenses	5,033	-0.0939%
Total income tax expense (benefit)	$776	-0.0145%

September 30, 2010
Deferred tax assets (short-term):
Allowance for doubtful accounts receivable	$312,577
Allowance for inventory obsolescence	94,348
Allowance for disputes	—
Accrued interest expense	5,753
Deferred Tax Assets – Current	412,678

Valuation allowance	(412,678)
Net deferred tax assets-current	—

September 30, 2010
Deferred tax assets (non-current):
Net operating loss carryforwards	$4,751,636
Capital loss from sale of subsidiary	1,772,929
Depreciable & amortization	238,828
Deferred revenue	15,046
Charitable contribution carryforwards	8,933
Deferred tax assets-non-current:	6,787,372

Valuation allowance	(6,787,372)
Net deferred tax assets-non-current	—
Net deferred tax assets after valuation allowance	—

Deferred tax liability:
Depreciation	—
Total gross deferred tax liability	—
Net deferred tax assets after valuation	$—

As of September 30th, 2010, the Company had U.S. net operating losses of approximately $12.2 million that can be carried forward for up to twenty years and deducted against future taxable income.  The net operating loss carryforwards expire in various years through 2030.  The company also has a U.S. capital loss carryforward of approximately $4.6 million that can be carried forward for five years and deducted against future capital gain income.  The capital loss carryforward expires in 2012.

As of September 30th, 2010, the Company also had Mexican net operating losses of approximately $265,000 that can be carried forward for up to ten years and deducted against future taxable income.

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of September 30th, 2010 was $7.2 million.  The decrease in the valuation allowance was approximately $0.7 million for the quarter ended September 30th, 2010, which was primarily due to operational losses for the year.

NOTE I             AEROPOINTE ACQUISITION

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

The total purchase price was $301,820, of which consideration valued at$55,868 is payable on January 15, 2010, in the form of 8,821,791 shares of common stock.  The net purchase price amount of $245,952 was paid in the form of 38,836,583 shares of common stock issued effective September 1, 2009.  The seller had agreed to contribute capital as consideration for issuance of the common stock, in the amount of $100,000, which was paid to the Company in October 2009.  The consideration has been reported as part of accounts receivable. The company acquired intangible assets valued at $38,405 at the date of acquisition, and satisfied accounts payable to the seller of $163,416.  The New World Brands common stock issued to the seller was valued based upon the average price of NWB stock for the ninety day period prior to the effective date of the acquisition at a price of $0.006333 per share. The difference between the issue price in the acquisition and the par value of the shares issued, $84,511, was recorded as a reduction in additional paid in capital in the third quarter of 2009. The balance of the intangible asset booked was written off in the second quarter of 2010 based on a valuation of future benefit of the asset. It was determined that it no longer had future benefit. As of September 30, 2010 there are no assets reflecting the intangible value of this acquisition.

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

NOTE J             RELATED PARTY TRANSACTIONS

We currently lease approximately 2,000 square feet of office space in McKinney, Texas(which is presently unoccupied) from a company controlled by our former CEO [R. Steven Bell] and former COO [Shawn Lane] pursuant to a $2,500 monthly lease expiring in December of 2010. The rate was evaluated at a market or below rate at the time but given the decline in the real estate market, the rent may exceed current market value. The Company employed a cleaning company owned by Mr Bell to provide janitorial services to our offices at a cost of approximately $400 per month. The Company also entered into an equipment reseller agreement with a business, Solutioneering, which lists Mr. Bell and Mr. Lane among its officers. As of September 30, 2010, there have been no transactions with this company.

Currently the company is in negotiations with the landlord, Mr. Bell and Mr. Lane, to settle the rent due on the remaining lease term.  The outcome is uncertain so the full amount of the commitment is included in the future commitments for operating leases.

NOTE K              COMMITMENTS AND CONTINGENCIES

R. Steven Bell Litigation

Concurrent with the termination of Mr. Bell from his positions as CEO and President of the Company, the Company was compelled to file a lawsuit in the District Court of Collin County, Texas against Mr. Bell coupled with a request for the institution of a temporary restraining order (“TRO”).  The lawsuit contains causes of action against Mr. Bell including breach of fiduciary duty, trespass, conversion, breach of computer security and other violations related to actions the Company alleges Mr. Bell took while CEO and President of the Company and subsequent to his termination.  Pursuant to a court order under the TRO, the Company has since taken possession of its files and other property.  The action against Mr. Bell has been abated while the matter is assigned to binding arbitration.

TroyGould, P.C. Lawsuit

                On or about October 15, 2010, the Company was served with a complaint filed in Los Angeles Superior Court, Los Angeles, California by the law firm of TroyGould, P.C. The lawsuit alleged breach of contract and demand on account payable for payment of past due legal fees and expenses in the amount of $46,885.

CRG West

CRG West, a Los Angeles-based company from which NWB had been leasing space for equipment, has claimed $24,000 from NWB in allegedly overdue rent payments and holdover fees. The claims were first made by email in May 2009, for a smaller amount, and then progressed to a collection agency. NWB has retained an LA-based attorney, Gerard Casale, to defend its interests and argue what NWB believes is a valid defense in this matter. CRG and their agency did not file suit on this matter in a court of law and the matter was settled in principal by execution of a settlement agreement between the parties, pursuant to which the Company agreed to pay $7,500 to CRG in return for a full satisfaction of all claims by CRG against the Company. We believe we have a settlement in principle with CRG and await completion and closing of same.

Shawn Lane

On August 2, 2010, Shawn Lane, former Chief Operating Officer, filed suit in the Circuit Court for the State of Texas, Case # 296- 3160-2010 against the Company alleging breach of contract, unjust enrichment and damages in the amount of $147,000. This claim has been resolved pursuant to a written settlement agreement with a release of all claims, pending completion of the settlement terms and conditions.   Mr. Lane has since claimed that the Company has failed to perform under the settlement agreement and the Company is presently investigating such allegations and further the nature and extent of the representations made by Mr. Lane to the Company in the inducement of the settlement in addition to the economic benefit actually received by Mr. Lane.

Cynthia Scoble

                Cynthia Scoble, the Company’s former controller issued letters to the Company on June 7 and July 12, 2010, demanding in excess of $20,763 in employment related claims. To our knowledge, Ms. Scoble has not yet filed a claim in Court on this matter, and there is no guarantee that such a case will not be filed.

American Express Demand

                On or about September 9, 2010, American Express issued a letter to the Company demanding immediate payment of over $82,000 in credit card bills past due.  The Company made an initial payment against such amount outstanding and has since been in negotiations with American Express regarding the balance.

Shehryar Wahid

                The company resolved a dispute with its current CEO and President, Shehryar Wahid, and entered into a settlement agreement on August 31, 2010 to satisfy a claim of back wages on the resignation of Mr. Wahid as the company’s CFO. The dispute with Mr. Wahid was resolved with the commitment to exchange certain equipment in the amount of $115,000 in consideration of mutual release of claims and other good and valuable consideration.

Various Wage Claims

                Several former employees in Texas have filed and may file a Wage Claims for unpaid wages with the Texas Workforce Commission and the Company intends to review each claim with legal counsel.

Tax Matters

                The Company has received notice from the Internal Revenue Service (“IRS”) regarding a failure to file 2006 payroll tax returns. In 2006 Qualmax merged with New World Brands and the post transaction combined entity filed tax remittances under separate tax identification numbers for each of the pre-transaction entities. The Company believes that this matter should be resolved with the IRS without further incident.

The Company has also received a notice of delinquency from the California Franchise Tax Board in connection with what is alleged as a failure to file tax returns in 2006.The Company is in the process of responding to the request and believes that no further incident shall result from this notice.

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

The matter has now been referred from the Mediator to the Court and neither party has furthered the prosecution of the case. At present, management does not believe this matter poses any significant financial risk to the Company.

NOTE L             SUBSEQUENT EVENTS

The company moved its corporate offices from Texas to Ft. Lauderdale, Florida in October of 2010. The premises in Ft. Lauderdale are leased from a company that is in part owned by a shareholder and former director of the company, Dr Selvin Passen. The lease rate is well below market rates and for a short term so as to allow the company to make a more deliberate decision on its premises needs.

 New World Brands entered into an agreement to sell the rights to the proceeds of a receivable to an investor and former Director of the company, Dr Selvin Passen on November 3, 2010 for a present value discounted amount of cash, which was paid to the Company in the first week of November 2010. The funds provided necessary liquidity for the company while it reorganized itself.

                The company made a number of months of interest payments to P & S Spirit towards delinquent balances due. Payments totaling approximately $23,000 were made in early November to satisfy obligations through September 30, 2010.

Former legal counsel Yigal Kahana submitted a demand for back wages and breach of contract subsequent to quarter end in the middle of October 2010. At present, the company is engaged in discussion to address this matter.

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

•

The company is dependent upon the sale of technology equipment, the TALKBox® , to governmental agencies for some of its revenue, and this source of revenue is subject to actions associated with public policy decisions that lie outside of our control and ability to project including certain factors such as the budgetary approval process and sudden changes in governmental priorities;

•	We may not be able to raise necessary additional capital, and may not be able to reduce costs sufficiently to reverse our negative cash flow, absent additional capital;

•	If we are successful in raising additional capital, it will likely dilute current shareholders’ ownership;

•

Reductions in staffing and the impact that they may have on controls, processes, and procedures may negatively impact our ability to best manage our business within the guidelines of an SEC regulated public company;

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

Our Mexican operations have not met our planned expectations, and as a result are in the process of being scaled down. The Company’s Mexican employees associated with the carrier division are being terminated pursuant to and in full accordance with Mexican law, and the related Mexican lease shall expire according to our agreement.

On October 5, 2009, New World Brands, Inc. executed an asset purchase agreement, with an effective date of September 1, 2009, in which the Company agreed to acquire certain assets of Aeropointe Partners Inc., a Texas Corporation. As part of the acquisition, the Company agreed to integrate five of Aeropointe’s staff members including officers and employees including R. Steven Bell, the CEO of Aeropointe, and Shawn Lane, the President of Aeropointe. Please see the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2009.

In the second quarter of 2010, the Company transitioned its headquarters from Eugene, Oregon to McKinney, Texas and since the end of the third quarter has moved to its present location in Ft. Lauderdale, Florida.

On August 9, 2010,, the Company’s Board of Directors authorized by written resolution to terminate the Company’s Telecom carrier division. The Company has also ceased all Retail calling card operations. The Company is now solely focused on the sale of hardware products and support services. The Mexican subsidiaries and Aeropointe acquisition are being reported as part of NWB’s carrier division, NWB Telecom, which will be closed as described herein. The Mexican subsidiaries included a network operations center for our carrier division. The company may choose to retask its carrier staff in Mexico to the support of the hardware division.

 The Company has undergone sudden and material management changes in the period of August 31, 2010 through October 19, 2010.  On August 31, 2010, Shehryar Wahid resigned as CFO and board member to the Company.  On September 17, 2010, Dr. Selvin Passen resigned as a member of the Company’s Board of Directors and Nitin Amersey was elected to the Company’s Board of Directors.   Mr. Amersey was appointed Chairman of the Company’s Board of Directors on September 22, 2010 and David Kamrat resigned as Chairman on such date.  Also on September 22, 2010, R. Steven Bell was terminated by the Company as its CEO and President.    The Company appointed Jeffrey Burke as interim CEO and President on September 22, 2010 and Mr. Burke was appointed to the Company’s Board of Directors on October 1, 2010.     Mr. Burke thereafter resigned as CEO and President on October 14, 2010 and Shehryar Wahid was appointed CEO and President on October 19, 2010.     Also on October 19, 2010, R. Steven Bell resigned from the Company’s Board of Directors.

Presently, the Company’s Board of Directors consists of, Jeffrey Burke, David Kamrat and Nitin Amersey [Chairman].  The Company’s current officers are Shehryar Wahid as CEO, President and Scott B. Dubs as Acting Chief Financial Officer.

The company has recently made the decision to take an impairment write-down for its fixed assets associated with its now discontinued carrier division.  A detailed analysis of the assets is being conducted and at this time the company has chosen to take to conservative view and take a writedown on those assets primarily associated with the now discontinued carrier business to only those that are in our direct possession. There had been assets located in many collocation facilities in other countries as part of our carrier network and we may not be able to recover all of the equipment. The intention of the company is to consolidate and liquidate those carrier assets in its possession to address debt obligations.

Results of Operations

Revenue and gross profit company-wide including both continuing and discontinued operations.

Company-wide (referring to the Company’s continuing and discontinued operations, on a consolidated basis) revenue, gross profit, and gross profit margin for both continuing and discontinued divisions for the three and nine month periods ended September 30, 2010, 2009 and 2008, were as follows:

Revenue
Company-Wide					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$3,799,690	$2,013,839	$5,080,949	88.68%	-60.36%
June 30		$1,774,186	$1,977,791	$6,603,386	-10.29%	-70.05%
September 30		$277,794	$3,717,316	$5,818,906	-92.53%	-36.12%
December 31	$	n/a	$4,243,035	$2,776,933	n/a %	52.80%
Year-to-Date September 30		$5,851,670	$7,708,946	$17,503,243	-24.09%	-55.96%

Gross Profit
Company-Wide					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$208,548	$(124,176)	$704,391	267.95%	-117.63%
June 30		$84,502	$233,041	$1,324,944	-63.74%	-82.41%
September 30		$-122,322	$652,692	$1,994,009	-118.74%	-67.27%
December 31	$	n/a	$330,537	$226,092	n/a %	46.20%
Year-to-Date September 30		$170,728	$761,557	$4,023,344	-77.58%	-81.07%

Gross Profit Margin
Company-Wide				Change
for 3 Months Ending and Year-to-Date	2010	2009	2008	2009-2010	2008-2009
March 31	5.49%	-6.17%	13.86%	188.96%	-144.52%
June 30	4.76%	11.78%	20.06%	-59.57%	-41.28%
September 30	-44.03%	17.56%	34.27%	-350.76%	-48.76%
December 31	n/a %	7.79%	8.14%	n/a %	-4.30%
Year-to-Date September 30	2.92%	9.88%	22.99%	-70.47%	-57.02%

The discussion below of gross profit on a business line or divisional basis provides additional information regarding each line’s performance.

Continuing operations (NWB Networks) division revenue and gross profit.

NWB Networks, our VoIP and other telephony product distribution and resale business, focuses on the distribution, resale and support of TELES products, and, on a more limited basis, acted as a reseller of certain manufacturers’ products other than that of TELES.

Revenue, gross profit and gross profit margin for the NWB Networks division for the three and nine month periods ended September 30, 2010, 2009 and 2008 were as follows:

Revenue
NWB Networks					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$1,326,097	$692,332	$2,042,401	91.54%	-66.10%
June 30		$841,684	$866,816	$2,653,742	-2.90%	-67.34%
September 30		$161,140	$1,925,096	$1,535,641	-91.63%	25.36%
December 31	$	n/a	$713,873	$929,243	n/a %	-23.18%
Year-to-Date September 30		$2,328,920	$3,484,244	$6,231,784	-33.16%	-44.09%

Gross Profit
NWB Networks					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$268,565	$242,797	$374,175	10.61%	-35.11%
June 30		$1,916	$312,906	$757,605	-99.39%	-58.70%
September 30		$-113,337	$400,404	$603,915	-128.31%	-33.70%
December 31	$	n/a	$192,117	$384,751	n/a %	-50.07%
Year-to-Date September 30		$157,144	$956,107	$1,735,695	-83.56%	-44.92%

Gross Profit Margin
NWB Networks				Change
for 3 Months Ending and Year-to-Date	2010	2009	2008	2009-2010	2008-2009
March 31	20.25%	35.07%	18.32%	-42.25%	91.43%
June 30	-0.23%	36.10%	28.55%	-99.37%	26.44%
September 30	-70.33%	20.80%	39.33%	-438.15%	-47.11%
December 31	n/a %	26.91%	41.40%	n/a %	-35.00%
Year-to-Date September 30	6.75%	27.44%	27.85%	-75.41%	-1.47%

                The Company has sold TELES equipment as an exclusive distributor since July, 2007, with the TELES line having become our dominant hardware product line. The Company’s exclusivity was ended in July of 2010, after the end of the second quarter of 2010, and the Company is no longer an exclusive distributor of TELES equipment. The Company does remain an authorized TELES distributor. The table below shows the portion of NWB Networks divisional revenue, gross profit and gross profit margin attributable to sales of TELES products, in comparison to sales of all other products in the NWB Networks division, during the years of 2010, 2009 and 2008  on a quarterly and year-end basis.

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

2008	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$748,150	$1,294,250	$15,342	$358,832	2.05%	27.73%
Q2	$340,896	$2,312,847	$26,962	$730,643	7.91%	31.59%
Q3	$275,215	$1,260,425	$28,574	$575,340	10.38%	45.65%
Q4	$338,072	$591,169	$116,139	$268,611	34.35%	45.44%

Year-to-Date	$1,364,261	$4,867,522	$70,878	$1,664,815	5.20%	34.20%

2009	Revenue NWB Networks (non-TELES)	Revenue TELES Products only	Gross Profit NWB Networks (non-TELES)	Gross Profit TELES Products only	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1	$70,647	$621,686	$10,653	$232,144	15.08%	37.34%
Q2	$45,869	$820,946	$33,947	$278,959	74.01%	33.98%
Q3	$76,268	$1,848,828	$6,354	$394,050	8.33%	21.31%
Q4	$174,842	$539,031	$48,146	$143,971	27.54%	26.71%

Year-to-Date	$192,784	$3,291,460	$50,954	$905,153	26.43%	27.50%

2010	Revenue NWB Networks (non-TELES)		Revenue TELES Products only		Gross Profit NWB Networks (non-TELES)		Gross Profit TELES Products only		Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin TELES Products only

Q1		$66,668		$1,259,428		$57,288		$211,277	85.93%	16.78%
Q2		$68,840		$772,845		$67,204		$-65,288	97.62%	-8.45%
Q3		$114,778		$46,362		$80,575		$-193,912	70.20%	-418.26%
Q4	$	n/a	$	n/a	$	n/a	$	n/a	n/a %	n/a %

Year-to-Date		$250,286		$2,078,635		$205,067		$-47,923	81.93%	-2.31%

The majority of our TELES equipment sales during the third quarter of 2010 consisted of TELES’s mobile fixed wireless application gateways which were marketed under the iGate and vGate names. TELES mobile gateways provide a consolidated mobile, public switched telephone network (PSTN) and VoIP gateway solution to carriers and corporate network customers seeking to connect their private branch exchange (PBX) to mobile and VoIP services, and can be added to integrated services digital network (ISDN) and Internet protocol (IP) environments for least cost routing and other advanced call routing and rerouting applications. Demand for the iGate and vGate products slowed along with the demand for TELES equipment in general in the last two quarters of 2008 and first two quarters of 2009 due in part to the broad decline in economic conditions, then substantially recovered by the first quarter of 2010, when sales for this equipment were more than double what they were in the first quarter of 2009. In the second quarter of 2010 sales declined by 5.9% from the second quarter of 2009. Sales in the third quarter of 2010 dropped off substantially as a result of many issues relating to staffing, resource limitation and market focus.

All purchases are invoiced in Euro currency.  As a result, we have a certain exposure to currency risk to the extent the relative value of the US dollar (“USD”) drops compared to the Euro. Increases in our exposure to currency risk due to the growth of our Euro-denominated inventory has been partially offset by payment agreements between NWB and TELES designed to mitigate such risk. The dollar has declined against the Euro during the third quarter of 2010, with the exchange rate shifting from $1.26 USD to the Euro at the beginning of the third quarter of 2010 to $1.36 USD to the Euro as of September 30, 2010 and there is no assurance the currency ratios will not materially negatively affect us going forward.

All products presently purchased from TELES AG have been purchased in the past within the context of the “TELES Partner Agreement.”  TELES AG issued a letter to the Company on July 2, 2010 indicating a unilateral change in the terms of the TELES Partner Agreement.  The primary impact of the changes is that we will no longer have geographic exclusivity to the TELES brand and products for the majority of North America. The letter also addresses the balance of the accounts payable due to TELES AG, by New World Brands. We are at present in negotiations on this matter.

Each of three customers accounted for 10% or more revenues for continuing operations, or NWB Networks, of which two of those customers accounted for at least 10% the combined revenue of continuing and discontinued operations for the Company as a whole during the three month period ending September 30, 2010, as outlined in the table below.  Furthermore, our top ten customers accounted for the vast majority of NWB Networks revenues during the three month period ending September 30, 2010.

3 Months Ended
September 30, 2010	Significant Customers
Revenue (Generated from Resale of Service to Customers)	$108,654
Revenue as Portion of Continuing Operations (NWB Networks) Revenue Only	67.43%
Revenue as Portion Revenue from Both Continuing and Discontinued Operations	40.32%

NWB Networks had no significant vendors accounting for more than 10% of total Company expenditures and four accounting for more than 10% of expenditures for NWB Networks in the third quarter of 2010. None of these significant vendors were involved in selling products to NWB Networks for resale.

Discontinued operations (NWB Telecom and NWB Retail) revenue, gross profit and gross profit margin.

On August 9, 2010, the Company’s Board of Directors authorized the termination of the Company’s telecommunications carrier division.  The revenues presented in this section reflect the past performance of the Company’s Telecom division and transactions taking place as the business was wound down, but the Company’s future reports are not expected at this time to include the Telecom carrier division component. Revenue and cost of goods for the NWB Telecom division (wholesale VoIP services) for the three and nine month periods ended September 30, 2010, 2009 and 2008 were as follows:

Revenue
NWB Telecom					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$2,088,754	$1,321,507	$3,038,549	58.06%	-56.51%
June 30		$924,699	$1,110,975	$3,949,644	-16.77%	-71.87%
September 30		$116,655	$1,792,220	$4,283,265	-93.49%	-58.16%
December 31	$	n/a	$2,848,185	$1,847,690	n/a %	54.15%
Year-to-Date September 30		$3,130,108	$4,224,702	$11,271,458	-25.91%	-62.52%

Gross Profit
NWB Telecom					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$174,301	$(366,972)	$330,217	147.50%	-211.13%
June 30		$79,030	$(79,866)	$567,339	198.95%	-114.08%
September 30		$-8,985	$252,288	$1,390,094	-103.56%	-81.85%
December 31	$	n/a	$153,216	$(158,659)	n/a %	196.57%
Year-to-Date September 30		$244,346	$(194,550)	$2,287,650	-225.60%	-108.50%

Gross Profit Margin
NWB Telecom				Change
for 3 Months Ending and Year-to-Date	2010	2009	2008	2009-2010	2008-2009
March 31	8.34%	-27.77%	10.87%	130.03%	-355.47%
June 30	8.55%	-7.19%	14.36%	218.92%	-150.06%
September 30	-7.70%	14.08%	32.45%	-154.69%	-56.61%
December 31	n/a %	5.38%	-8.59%	n/a %	162.63%
Year-to-Date September 30	7.81%	-4.61%	20.30%	-269.52%	-122.71%

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

From time to time we prepaid certain vendors for a portion of future services.  In the event that our vendor was unable to supply the termination services for which we prepaid, we are unlikely to be able to recover all, if any, of such prepayments.  As we received the termination services for which we have prepaid, and now that we will no longer be receiving such services, we are applying our related prepaid expenses to the cost of goods sold for the now discontinued NWB Telecom division.

The NWB Retail division was organized in the fourth quarter of 2009. An initial project was unable to generate returns to offset the costs of starting it up. The company recently made the decision to not expand this activity to normal operations and wound down the division.  Management believes that the Company must focus its resources in the near term on the sales of hardware through our NWB Networks division.

Revenue
NWB Retail							Change
for 3 Months Ending and Year-to-Date	2010		2009		2008		2009-2010		2008-2009
March 31		$384,839	$	n/a	$	n/a	n/a	%	n/a	%
June 30		$7,803	$	n/a	$	n/a	n/a	%	n/a	%
September 30		$—		$—	$	n/a	n/a	%	n/a	%
December 31	$	n/a		$680,977	$	n/a	n/a	%	n/a	%
Year-to-Date September 30		$392,642	$	n/a	$	n/a	n/a	%	n/a	%

Gross Profit
NWB Retail							Change
for 3 Months Ending and Year-to-Date	2010		2009		2008		2009-2010		2008-2009
March 31		$(234,317)	$	n/a	$	n/a	n/a	%	n/a	%
June 30		$3,557	$	n/a	$	n/a	n/a	%	n/a	%
September 30		$—		$—	$	n/a	n/a	%	n/a	%
December 31	$	n/a		$(14,796)	$	n/a	n/a	%	n/a	%
Year-to-Date September 30		$(230,760)	$	n/a	$	n/a	n/a	%	n/a	%

Gross Profit Margin
NWB Retail						Change
for 3 Months Ending and Year-to-Date	2010	2009		2008		2009-2010		2008-2009
March 31	-60.89%	n/a	%	n/a	%	n/a	%	n/a	%
June 30	-45.60%	n/a	%	n/a	%	n/a	%	n/a	%
September 30	n/a %	0.00%		n/a	%	n/a	%	n/a	%
December 31	n/a %	-2.17%		n/a	%	n/a	%	n/a	%
Year-to-Date September 30	-58.77%	n/a	%	n/a	%	n/a	%	n/a	%

Management has concluded that the Company must in the near term focus on hardware sales through its NWB Networks division exclusively and expects results for the hardware division to improve by doing so. The emphasis of the company will be to deliver on customer expectations pre- and post-sales through better trained and equipped sales and support staff as well as engineers. Key measures such as customer acquisition rates, customer retention, and customer satisfaction will be tracked to evaluate our performance on this critical success factor for New World Brands in the future. We also no longer feel that solely providing equipment is enough to address our customers’ needs. The company intends to move to a solution-building approach to make the equipment perform for our customers and thus extend beyond our current offering of hardware sales only.

Summary: Company-wide and divisional revenue, gross profit and gross profit margin, on a quarterly and year-end basis, from fiscal year 2008 through  year to date.

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

		CONTINUING OPERATIONS				DISCONTINUED OPERATIONS
2010	Revenue Company Wide	Revenue NWB Networks (TELES only	% of Company- Wide Revenue	Revenue NWB Networks (non-TELES)	% of Company- Wide Revenue	Revenue NWB Telecom	% of Company- Wide Revenue	Revenue NWB Retail	% of Company- Wide Revenue

Q1	$3,799,690	$1,259,428	33.15%	$66,668	1.75%	$2,088,754	54.97%	$384,839	10.13%
Q2	1,774,186	772,844	43.56%	68,840	3.88%	924,699	52.12%	7,803	0.44%
Q3	277,794	46,362	16.69%	114,778	41.32%	116,655	41.99%	—	0.00%
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year to Date	$5,851,670	$2,078,634	35.52%	$250,286	4.28%	$3,130,108	53.49%	$392,642	6.71%

		CONTINUING OPERATIONS				DISCONTINUED OPERATIONS
2010	Gross Profit Company Wide	Gross Profit NWB Networks (TELES only)	% of Company- Wide Gross Profit	Gross Profit NWB Networks (non-TELES)	% of Company- Wide Gross Profit	Gross Profit NWB Telecom	% of Company- Wide Gross Profit	Gross Profit NWB Retail	% of Company- Wide Gross Profit

Q1	$208,548	$211,277	101.31%	$57,288	27.47%	$174,300	83.58%	$(234,317)	-112.36%
Q2	85,504	(65,288)	-77.26%	67,204	79.53%	78,926	93.52%	3,557	4.21%
Q3	(122,322)	(193,912)	158.53%	80,575	-65.87%	(8,933)	7.35%	—	0.00%
Q4	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Year to Date	$170,728	$(47,923)	-28.07%	$205,067	120.11%	$244,293	143.12%	$(230,760)	-135.16%

		CONTINUING OPERATIONS		DISCONTINUED OPERATIONS
2010	Gross Profit Margin Company Wide	Gross Profit Margin NWB Networks (TELES only)	Gross Profit Margin NWB Networks (non-TELES)	Gross Profit Margin NWB Telecom	Gross Profit Margin NWB Retail

Q1	5.49%	16.78%	85.93%	8.34%	-60.89%
Q2	4.76%	-8.45%	97.62%	8.55%	45.59%
Q3	-44.03%	-418.26%	70.20%	-7.70%	n/a
Q4	n/a	n/a	n/a	n/a	n/a

Year to Date	2.92%	-2.31%	81.93%	7.81%	-58.77%

Total Company Expenses (Continuing and Discontinued Operations).

Total Company expenses (sales, marketing, general and administrative) for the three and nine month periods ended September 30, 2010, 2009 and 2008 were as follows:

Total Company Expenses					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$1,263,724	$1,073,399	$1,550,777	17.73%	-30.78%
June 30		$1,958,304	$1,020,626	$1,529,051	91.87%	-33.25%
September 30		$717,971	$1,727,894	$1,559,215	-58.45%	10.82%
December 31	$	n/a	$1,007,918	$1,203,874	n/a %	-16.28%
Year-to-Date September 30		$3,939,999	$3,821,919	$4,639,043	3.09%	-17.61%

The increase in total expenses in the second quarter is primarily related to the write off or reserving for bad debts associated with accounts receivable. Total company expenses aside from those stated above have decreased significantly as reflected in the third quarter expenses and the expectation is that they will do so again in the last quarter of 2010 based on the complete implementation of cost savings measures already in place.

Interest (Continuing and Discontinued Operations).

The increase in interest expense is primarily due to the short term high rate note payable agreements we engaged in during the third quarter of 2009.  These notes are still outstanding and unpaid at this time.

Interest (Company-Wide)					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$32,503	$22,249	$17,515	46.09%	27.03%
June 30		$31,972	$25,410	$18,130	25.82%	40.15%
September 30		$35,748	$34,519	$30,443	3.56%	13.39%
December 31	$	n/a	$30,625	$32,988	n/a %	-7.16%
Year-to-Date September 30		$100,223	$82,178	$66,088	21.96%	24.35%

Depreciation and amortization (Continuing and Discontinued Operations).

Amortization and depreciation for the Company increased in the first three quarters of 2010 have dropped compared to the prior year as the Company’s reduced purchasing of assets is starting to reflect reduced capital investment over the last few quarters. Our U.S.-based operations currently invest very limited amounts in software technology, and as a result, our current amortization is negligible and not expected to increase in the near term.

Depreciation and Amortization (Company-Wide)					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$137,099	$154,102	$116,280	-11.03%	32.53%
June 30		$187,051	$213,299	$142,165	-12.31%	50.04%
September 30		$142,749	$102,976	$142,941	38.62%	-27.96%
December 31	$	n/a	$161,924	$113,927	n/a %	42.13%
Year-to-Date September 30		$466,899	$470,377	$401,386	-0.74%	17.19%

Net loss (Continuing and Discontinued Operations).

The above factors contributed to a net loss for the Company for the three month period ended September 30, 2010. The key factors in the amount of our losses in 2009 and the first three quarters of 2010 can be attributed to a great degree to a significant loss of revenue over the prior period coupled with a reduction in gross margin on the revenue that was earned. The company has had costs associated with winding down the carrier operations in the current quarter.

The Company’s net losses for the three and nine month periods ended September 30, 2010, 2009, and 2008 were as follows:

Net Profit (Loss) (Company-Wide)					Change
for 3 Months Ending and Year-to-Date	2010		2009	2008	2009-2010	2008-2009
March 31		$(983,233)	$(1,176,605)	$(833,121)	16.43%	-41.23%
June 30		$(1,908,770)	$(812,780)	$(141,900)	-134.84%	-472.78%
September 30		$(1,235,721)	$(1,132,969)	$436,882	-9.07%	-359.33%
December 31	$	n/a	$(1,063,478)	$(1,091,414)	n/a %	2.56%
Year-to-Date September 30		$(4,127,724)	$(3,122,354)	$(538,139)	-32.20%	-480.21%

Following is a summary of total company expenses, interest, amortization and depreciation, and resultant net profit/loss, allocated among our two discontinued operating divisions, NWB Telecom and NWB Retail, and showing the continuing operations of NWB Networks broken down by non-TELES products and TELES products. Figures in the below table do not include revenue, costs of goods sold, or currency translation.

				Continuing Operations		Discontinued Operations
Operations, January 1 through September 30, 2010	Company- Wide	Corporate Expenses		NWB Networks (non- TELES)	NWB Networks (TELES only)	NWB Telecom	NWB Retail

Gross Profit	$170,728	N/A		$205,066	$(47,923)	$244,345	$(230,760)

SG&A Expense(1)	$(3,473,100)	$(1,792,764	)(2)	$(1,124,433)	$—	$(496,864)	$(59,039)

Interest	$(100,223)	$(67,160)		$(191)	$—	$(32,872)	$—
Depreciation/Amortization	$(466,899)	$(91,861)		$(8,447)	$—	$(366,591)	$—
Other Income (Expense)	$3,747	$(106,935)		$102,088	$—	$8,594	$—
Costs of Closing Discontinued Operations	$(261,201)	$—		$—	$—	$(261,201)	$—
Provision for Income Taxes	$(776)	$(776)		$—	$—	$—	$—
Net Profit (Loss)	$(4,127,724)	$(2,059,496)		$(825,917)	$(47,923)	$(904,589)	$(289,799)

(1)	Includes management’s determination of sales, general and administrative expenses directly allocable to each division or line of business.

(2)

Includes indirectly allocable expenses, which include, for example, legal and accounting fees, costs of SEC compliance, costs of leasing and operating facilities in Eugene, Oregon, McKinney, Texas, Ft. Lauderdale, Florida, and in Mexico and certain executive-level management costs.

Liquidity and Capital Resources

New World Brands financial position has continued to decline in the third quarter of 2010.  The company’s decision to discontinue its carrier business has reduced losses, reduced revenue and the volume of cash through the company.  The cash balance of the company continues to trend downward to about half the balance as at June 30, 2010 and approximately 89% less than at December 31, 2009.  The current ratio has dropped to 0.32:1.0 and the majority of the current assets are represented by TELES inventory

	September 30, 2010	December 31, 2009	December 31, 2008

Cash	$33,593	$317,061	$541,116
Current Assets	$2,039,454	$4,911,888	$4,311,544
Current Liabilities	$6,412,774	$6,387,712	$2,451,979

Current Ratio (current assets to current liabilities)	0.32:1	0.80:1	1.76:1
Quick Ratio (cash and accounts receivable to current liabilities)	0.02:1	0.28:1	0.62:1

The company has experienced a declining trend in terms of its liquidity position as defined by its ability to meet short term obligations as shown in the graph above.  The current quarter is weakest of the three periods shown above from the perspective of liquidity. We are certainly aware of the need to have sufficient cash to meet our short term obligations and our operating expenses.

We cannot meet our current obligations with the current available assets.  We are past due and/or in default on meeting short term obligations and do not have any immediate sources of obtaining capital. Our status as a going concern is at risk unless we improve our sales, identify new sources of capital, and/or restructure our debts and obligations We have significantly reduced our costs of operations and our cash-flow breakeven in our fiscal fourth quarter will be lower than that of our fiscal third quarter (which has already declined by approximately 67% over the previous year). We are in the process of restructuring much of our short term debt with TELES AG and, if successful, the impact may have a significant impact on our asset/liability ratio and improve our current assets to liabilities position. There is no guarantee that we will be successful in any of our present negotiations with TELES or otherwise.

Contractual
Payment Obligations	Total	<1 Year	2-3 Years	4-5 Years	>5 Years

Notes Payable/Debt	$2,280,319	$230,319	$2,050,000	$—	$—

Capital Leases	$99,358	$67,309	$32,049	$—	$—

Operating Leases	$294,930	$146,030	$148,900	$—	$—

Purchase Obligations	—	—	—	—	—

Other Long Term Ob.	—	—	—	—	—

Total	$2,674,607	$443,658	$2,230,949	$—	$—

Capital expenditures.

The company has not made any capital expenditures in the current quarter and with the discontinuing of the carrier business the need for significant capital investment as in the past no longer exists.  The continuing hardware business has much less need for capital expenditure and we do not anticipate the need for much investment to support the operations in the near future.

Capital Expenditures of Continuing Operations of New World Brands

Additions and Disposals over the Last Seven Quarters

		Additions	Dispositions	Net Additions

Q1	2009	171,636	—	171,636

Q2	2009	8,453	(30,225)	(21,772)

Q3	2009	122,463	—	122,463

Q4	2009	19,337	(9,500)	9,837

Q1	2010	17,757	(31,382)	(13,625)

Q2	2010	—	(13,119)	(13,119)

Q3	2010	—	(79,452)	(79,452)

Comparative Nine Months Ending September 30

2009	302,552	(30,225)	272,327

2010	17,757	(123,953)	(106,196)

Change (%)			-139.00%

The company believes that the approach and decisions that have been made in the last fiscal quarter has resulted in management which is now committed to reducing costs and refocusing our resources to the area that we best feel we have the opportunity to succeed which is hardware sales.

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

Changes in Internal Control over Finance Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

R. Steven Bell Litigation

Concurrent with the termination of Mr. Bell from his positions as CEO and President of the Company, the Company was compelled to file a lawsuit in the District Court of Collin County, Texas against Mr. Bell coupled with a request for the institution of a temporary restraining order (“TRO”).  The lawsuit contains causes of action against Mr. Bell including breach of fiduciary duty, trespass, conversion, breach of computer security and other violations related to actions the Company alleges Mr. Bell took while CEO and President of the Company and subsequent to his termination.  Pursuant to a court order under the TRO, the Company has since taken possession of its files and other property.  The action against Mr. Bell has been abated while the matter is assigned to binding arbitration.

TroyGould, P.C. Lawsuit

                On or about October 15, 2010, the Company was served with a complaint filed in Los Angeles Superior Court, Los Angeles, California by the law firm of Troy Gould, P.C. The lawsuit alleged breach of contract and demand on account payable for payment of past due legal fees and expenses in the amount of $46,885.

CRG West

CRG West, a Los Angeles-based company from which NWB had been leasing space for equipment, has claimed $24,000 from NWB in allegedly overdue rent payments and holdover fees. The claims were first made by email in May 2009, for a smaller amount, and then progressed to a collection agency. NWB has retained an LA-based attorney, Gerard Casale, to defend its interests and argue what NWB believes is a valid defense in this matter. CRG and their agency did not file suit on this matter in a court of law and the matter was settled in principal by execution of a settlement agreement between the parties, pursuant to which the Company agreed to pay $7,500 to CRG in return for a full satisfaction of all claims by CRG against the Company. We believe we have a settlement in principle with CRG and await completion and closing of same.

Shawn Lane

On August 2, 2010, Shawn Lane, former Chief Operating Officer, filed suit in the Circuit Court for the State of Texas, Case # 296- 3160-2010 against the Company alleging breach of contract, unjust enrichment and damages in the amount of $147,000. This claim has been resolved pursuant to a written settlement agreement with a release of all claims, pending completion of the settlement terms and conditions.   Mr. Lane has since claimed that the Company has failed to perform under the settlement agreement and the Company is presently investigating such allegations and further the nature and extent of the representations made by Mr. Lane to the Company in the inducement of the settlement in addition to the economic benefit actually received by Mr. Lane.

Cynthia Scoble

                Cynthia Scoble, the Company’s former controller issued letters to the Company on June 7 and July 12, 2010, demanding in excess of $20,763 in employment related claims. To our knowledge, Ms. Scoble has not yet filed a claim in Court on this matter, and there is no guarantee that such a case will not be filed.

American Express Demand

                On or about September 9, 2010, American Express issued a letter to the Company demanding immediate payment of over $82,000 in credit card bills past due.  The Company made an initial payment against such amount outstanding and has since been in negotiations with American Express regarding the balance.

Shehryar Wahid

                The company resolved a dispute with its current CEO and President, Shehryar Wahid, and entered into a settlement agreement on August 31, 2010 to satisfy a claim of back wages on the resignation of Mr. Wahid as the company’s CFO. The dispute with Mr. Wahid was resolved with the commitment to exchange certain equipment in the amount of $115,000 in consideration of mutual release of claims and other good and valuable consideration.

Various Wage Claims

                Several former employees in Texas have filed and may file a Wage Claims for unpaid wages with the Texas Workforce Commission and the Company intends to review each claim with legal counsel.

Tax Matters

                The Company has received notice from the Internal Revenue Service (“IRS”) regarding a failure to file 2006 payroll tax returns. In 2006 Qualmax merged with New World Brands and the post transaction combined entity filed tax remittances under separate tax identification numbers for each of the pre-transaction entities. The Company believes that this matter should be resolved with the IRS without further incident.

The Company has also received a notice of delinquency from the California Franchise Tax Board in connection with what is alleged as a failure to file tax returns in 2006.The Company is in the process of responding to the request and believes that no further incident shall result from this notice.

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

The matter has now been referred from the Mediator to the Court and neither party has furthered the prosecution of the case. At present, management does not believe this matter poses any significant financial risk to the Company.

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

The continued cutbacks in staffing levels may result in a circumstance where no assurance can be given as to the future effectiveness of disclosure controls and procedures due to the concentration of key activities among a few individuals and the limited scope that may arise for the effective implementation of the Company’s current system of financial and disclosure controls.   Moreover, recent material and sudden changes in management of the Company have added to our risks in the challenge for new management to gain efficient access to information, controls and data critical to our success.

The company has recently made the decision to take an impairment write-down for its fixed assets associated with its now discontinued carrier division.  A detailed analysis of the assets is being conducted and at this time the company has chosen to take to conservative view and take a write-down on those assets primarily associated with the now discontinued carrier business that are not in our direct possession. There had been assets located in many collocation facilities in other countries as part of our carrier network and we may not be able to recover some or all of the equipment. The intention of the company is to consolidate and liquidate those carrier assets in its possession to address debt obligations and regain some financial flexibility.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.           (REMOVED AND RESERVED)

Not applicable.

ITEM 5.           OTHER INFORMATION

Not applicable.

ITEM 6.           EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes— Oxley Act of 2002 (*)

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes— Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes— Oxley Act of 2002 (*)

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002 (*)

(*)                    Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD BRANDS, INC.

Date: November 22, 2010	By:	/s/ Shehryar Wahid
Shehryar Wahid
Chief Executive Officer

Date: November 22, 2010		/s/ Scott B. Dubs
Scott B. Dubs
Acting Chief Financial Officer